Form 10-Q
period 1995-03-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1995-05-15
CIK 354813

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from____________________ to _________________________

Commission File Number:  0-10294
                        ---------

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
              formerly International Totalizator Systems, Inc.(R)
            (Exact Name of Registrant as specified in its charter)

         CALIFORNIA                                     95-3276269

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


             2131 FARADAY AVENUE, CARLSBAD, CALIFORNIA 92008-7297
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (619) 931-4000
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                        -----    -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of March 31, 1995, 16,803,711 shares of common stock were outstanding.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


PART I               FINANCIAL INFORMATION                              PAGE

Condensed Consolidated Balance Sheets
    March 31, 1995 and December 31, 1994                                  3

Condensed Consolidated Statements of Operations
    Three Months Ended March 31, 1995 and 1994                            4

Condensed Consolidated Statements of Cash Flows
    Three Months Ended March 31, 1995 and 1994                            5

Notes to Condensed Consolidated Financial Statements                      6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   7

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements



                     Condensed Consolidated Balance Sheets

                                                            March 31,     December 31,
                                                              1995           1994
                                                           (Unaudited)      (Note)
                                                           -----------    -----------
(Thousands of dollars)

ASSETS
Current assets:
  Cash and cash equivalents                                  $ 7,712        $ 9,467
  Accounts receivable, net of allowance                        1,202          2,398
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                          3,760          3,382
  Inventories at lower of cost (first-in,
    first-out) or market                                      10,869         10,499
  Other current assets                                           889          1,233
                                                             -------        -------
Total current assets                                          24,432         26,979
Non-current accounts receivable                                   55            __
Investment in lottery service agreements, net                  2,234          2,254
Equipment, furniture and fixtures, net                         1,795          1,650
                                                             -------        -------
Total assets                                                 $29,403        $31,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   535        $   909
  Note payable to bank                                           __             300
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                         50            968
  Accrued payroll and related taxes                              868            595
  Warranty reserves                                              308            348
  Other current liabilities                                    2,144          1,623
                                                             -------        -------
Total current liabilities                                      3,905          4,743

Shareholders' equity:
  Common shares; no par value: Authorized shares
    50,000,000--Issued and outstanding shares
    16,803,711 (16,775,311 in 1994)                           48,650         48,650
  Retained earnings (accumulated deficit)                    (23,084)       (21,354)
  Foreign currency translation adjustment                        (68)          (151)
                                                             -------        -------
Total shareholders' equity                                    25,498         27,145
                                                             -------        -------
Total liabilities and shareholders' equity                   $29,403        $31,888
                                                             =======        =======

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                Condensed Consolidated Statements of Operations

                                                    Three Months Ended
                                                         March 31,
                                                       (Unaudited)
                                                   --------------------
                                                     1995        1994
                                                   -------     --------
(Thousands of dollars,
 except per share amounts)

Contract revenue and sales                         $ 5,240     $  5,596

Costs & expenses:
  Costs of sales                                     4,934        4,162
  Engineering, research & development                   99          453
  Selling, general & administrative                  2,027        1,622
                                                   -------      -------
  Total costs and expenses                           7,060        6,237
                                                   -------      -------
Loss from operations                                (1,820)        (641)

Other income:
  Interest income, net                                  90          144
  Loss before provision for income taxes            (1,730)        (497)
  Provision for income taxes                           --           --
                                                   -------      -------
Net loss                                           $(1,730)     $  (497)
                                                   =======      =======

Net loss per common share:
  Primary and fully diluted                        $ (0.10)     $ (0.03)
                                                   =======      =======

Shares used in per share amounts:
  Primary and fully diluted                         16,804       16,641

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
                Condensed Consolidated Statements of Cash Flows

                                                           Three Months Ended
                                                               March 31,
                                                              (Unaudited)
                                                           ------------------
                                                             1995       1994
                                                           -------    -------
(Thousands of dollars)

Cash flow from operating activities:
Net loss                                                   $(1,730)   $  (497)
Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                                190        612
  Changes in assets and liabilities:
    Accounts receivable                                      1,196      1,267
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                       (378)       375
    Inventories                                               (370)    (3,549)
    Accounts payable                                          (374)       934
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                   (918)        56
    Accrued payroll and related taxes                          273         64
    Other                                                      825       (325)
                                                           -------    -------
      Net cash used for operating activities                (1,286)    (1,063)

Cash flow used for investing activities:
  Investment in lottery service agreements                     --      (2,212)
  Non-current accounts receivable                              (55)      (144)
  Additions to equipment                                      (197)      (382)
                                                           -------    -------
      Net cash used for investing activities                  (252)    (2,738)

Cash flow provided by (used for) financing activities:
  Payments on notes payable                                   (300)       --
  Proceeds from issuance of common shares                      --         527
                                                           -------    -------
      Net cash provided by (used for) financing activities    (300)       527
                                                           -------    -------
  Effect of exchange rate changes on cash                       83         46
                                                           -------    -------
  Increase (decrease) in cash and cash equivalents          (1,755)    (3,228)
                                                           -------    -------
  Cash and cash equivalents at beginning of year             9,467     22,903
                                                           -------    -------
  Cash and cash equivalents at end of year                 $ 7,712    $19,675
                                                           =======    =======

Supplemental cash flow information:
  Cash paid during the three months for interest           $     6    $     1
                                                           =======    =======

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1995
                            (Thousands of dollars)

1. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Registrant's financial position and results of operations at March 31, 1995 and for the three months then ended. The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's consolidated financial statements in the Registrant's 1994 Annual Report which is incorporated by reference.

2. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Inventories--The current inventory balance at March 31, 1995 is composed of raw materials and work in process totaling $10,038 thousand and finished goods totaling $831 thousand.

4. McKinnie & Associates, Inc.--The Registrant sold its subsidiary, McKinnie & Associates, Inc. to Shreveport Acquisition on March 31, 1993 for cash, a note, and certain additional payments, contingent upon the future operations of McKinnie, and the Registrant issued the buyer an option that expires July 1, 1995 to purchase 500 thousand shares of its common stock at $7.38 per share. The $614 thousand value of the option was recorded as a reduction of the gain to be recognized on the McKinnie sale. In January 1994, an amendment to the original sales agreement fixed the previously contingent payment at $1.0 million and changed the terms of the note so that the note balance and operating expenses were due to the Registrant on or before July 1, 1994. Shreveport Acquisition did not make such payments prior to the July 1994 maturity date. In December 1994, an amendment to the original sales agreement changed the terms of the note so that the note balance of $1.4 million and $110 thousand of operating expenses, together with accrued interest thereon, are to be paid in monthly installments until all such amounts have been paid in full. The previously contingent amount, fixed at $1.0 million in the January 1994 amendment, is due and payable only if the option shares granted to Shreveport are exercised at an agreed upon sales price.

    The balance of the receivable has been reduced by the deferred gain on the McKinnie sale and the balance of $483 thousand at December 31, 1994 and $333 thousand at March 31, 1995 is included in the balance sheet with accounts receivable. As a result of the difficulty in realizing the proceeds from the sale, in 1994 the Registrant determined that no further gain will be recorded until the balance of the net receivable is collected.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS,INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

    During the quarter ended March 31, 1995, revenue decreased 6.4% compared to the quarter ended March 31, 1994. This decrease in revenue reflected a lower volume of contract business in 1995. Cost of sales as a percentage of revenue increased 11% in 1995 to 74% from 63% in 1994. The increase in cost of sales percentage was primarily due to expenses of $680 incurred to establish the Russian lottery project and manufacturing variances which were significantly higher in the first quarter of 1995 as compared to the first quarter or 1994. Engineering, research and development costs decreased to $99 in 1995 from $453 in 1994. The 1994 costs were primarily development costs related to the DATAMARK Flipper(TM), which went into production in 1995. Selling, general and administrative expenses was attributed primarily to increased legal expenses related to a shareholders lawsuit and costs incurred for domestic lottery proposals.

LIQUIDITY AND CAPITAL RESOURCES

    During the quarter ended March 31, 1995, the Registrant's working capital decreased by $1,709 due primarily to the loss from operations. Cash and current receivable balances totaled approximately $8,914 at March 31, 1995 compared to $11,865 at December 31, 1994. In April 1995 the Registrant renegotiated its revolving capital line of credit of $2,500 which expires in June of 1995. There was no borrowing from the line at March 31, 1995. In the second fiscal quarter of 1995, the Registrant anticipates lower revenues as compared to the same period in 1994. Additional lottery service costs of approximately $900 thousand are anticipated to be incurred during the second quarter for the implementation of the Registrant's Russian lottery project. These costs will be financed from the Registrant's working capital.

    As of March 31, 1995, there were no material commitments for capital expenditures.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)



                           --------------------------------------
                           William A. Hainke
                           Chief Financial Officer,
                           Corporate Secretary and
                           Treasurer


Date: May 15, 1995