Form 10-Q
period 1995-06-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1995-08-09
CIK 354813

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:    0-10294
                        ------------
             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
              formerly International Totalizator Systems, Inc.(R)
            (Exact Name of Registrant as specified in its charter)

              CALIFORNIA                                95-3276269

    (State or other jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

              2131 FARADAY AVENUE, CARLSBAD, CALIFORNIA 92008-7297
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (619) 930-3600
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO ___
                                        ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of June 30, 1995, 16,815,211 shares of common stock were outstanding.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)



PART I    FINANCIAL INFORMATION

                                                        PAGE
                                                        ----
Condensed Consolidated Balance Sheets                     3
 June 30, 1995 and December 31, 1994

Condensed Consolidated Statements of Operations
 Three Months Ended June 30, 1995 and 1994                4
 and Six Months Ended June 30, 1995 and 1994

Condensed Consolidated Statements of Cash Flows
 Six Months Ended June 30, 1995 and 1994                  5

Notes to Condensed Consolidated Financial Statements      6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                      8


             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
                     Condensed Consolidated Balance Sheets

                                                               JUNE 30,     DECEMBER 31,
                                                                 1995           1994
                                                              (UNAUDITED)      (NOTE)
                                                              -----------   -------------
(Thousands of dollars)

ASSETS
Current assets:
  Cash and cash equivalents                                     $  5,851        $  9,467
  Accounts receivable, net of allowance                            1,336           2,398
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                              4,225           3,382
  Inventories at lower of cost (first-in,
    first-out) or market                                          10,476          10,499
  Other current assets                                               722           1,233
                                                                --------        --------
Total current assets                                              22,610          26,979
Non-current accounts receivable                                       54             ---
Investment in lottery service agreements, net                      2,228           2,254
Equipment, furniture and fixtures, net                             1,376           1,650
Computer software costs, net                                         945           1,005
                                                                --------        --------
Total assets                                                    $ 27,213        $ 31,888
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $    431        $    909
   Note payable to bank                                              ---             300
   Capital lease obligations - current                                40             ---
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                         436             968
   Accrued payroll and related taxes                               1,205             595
   Warranty reserves                                                 289             348
   Other current liabilities                                       2,043           1,623
                                                                --------        --------
Total current liabilities                                          4,444           4,743
Notes payable - long term                                            156             ---
                                                                --------        --------
Total Liabilities                                                  4,600           4,743
                                                                --------        --------
Shareholders' equity:
  Common shares; no par value:  Authorized shares
   50,000,000 - Issued and outstanding shares
    16,815,211 (16,803,711 in 1994)                               48,661          48,650
  Retained earnings (accumulated deficit)                        (26,041)        (21,354)
  Foreign currency translation adjustment                             (7)           (151)
                                                                --------        --------
Total shareholders' equity                                        22,613          27,145
                                                                --------        --------
Total liabilities and shareholders' equity                      $ 27,213        $ 31,888
                                                                ========        ========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                Condensed Consolidated Statements of Operations

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                            (UNAUDITED)              (UNAUDITED)
                                         -------------------      -------------------
(Thousands of dollars,
except per share amounts)                  1995       1994          1995       1994
                                         -------    --------      -------    --------
Contract revenue and sales:             $  4,211    $ 7,612      $  9,451    $ 13,208

Costs & expenses:
Cost of sales                              4,817      15,938 (A)    9,751      20,100 (A)
Engineering, research & development          262         331          361         784
Selling, general & administrative          2,173       2,583        4,200       4,205
                                         -------    --------      -------    --------

Total costs and expenses                   7,252      18,852       14,312      25,089
                                         -------    --------      -------    --------

Loss from operations                      (3,041)    (11,240)      (4,861)    (11,881)

Other income:

Interest and other income, net                84         133          174         277
                                         -------    --------      -------    --------

Income (loss) before income taxes         (2,957)    (11,107)      (4,687)    (11,604)
Provision for taxes based on income          ---         ---          ---         ---
                                         -------    --------      -------    --------

Net income (loss)                        $(2,957)    (11,107)      (4,687)   $(11,604)
                                         =======    ========      =======    ========

Net income (loss) per common share:
----------------------------------

Primary and fully diluted                $ (0.18)   $  (0.66)     $ (0.28)   $  (0.69)
                                         =======    ========      =======    ========

Shares used in per share amounts:
Primary and fully diluted                 16,810      16,788       16,807      16,715
                                          ======    ========      =======    ========

(A) Includes a $9,800 charge for service contract reserves.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                Condensed Consolidated Statements of Cash Flows

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                  (UNAUDITED)
                                                              -------------------
                                                                1995       1994
                                                              -------    --------
(Thousand of dollars)

Cash flow from operating activities:
Net loss                                                      $(4,687)   $(11,604)
Adjustments to reconcile net loss to net cash
  used for operating activities:
Depreciation and amortization                                     488         939
Stock Option Compensation                                         ---         255
Lottery service agreement and write-off and write-down            ---       9,800
Changes in assets and liabilities:
   Accounts receivable                                          1,062         (94)
   Costs and estimated earnings in excess of
    billings on uncompleted contracts                            (843)      1,883
   Inventories                                                     23      (3,275)
   Accounts payable                                              (478)        (38)
   Billings in excess of costs and estimated earnings on
    uncompleted contracts                                        (532)     (2,299)
   Accrued payroll and related taxes                              610         313
   Other                                                        1,265         535
                                                              -------    --------
      Net cash used for operating activities                   (3,092)     (3,585)
                                                              -------    --------
Cash flow used for investing activities:
 Investment in lottery service agreements                         (26)     (3,832)
 Non-current accounts receivable                                  (54)        (90)
 Additions to equipment                                          (149)       (655)
 Additions to computer software cost                             (150)        ---
                                                              -------    --------
      Net cash used for investing activities                     (379)     (4,577)

Cash flow provided by (used for) financing activities:
 Payments on notes payable                                       (300)        ---
 Proceeds from issuance of common shares                           11         605
                                                              -------    --------
      Net cash provided by (used for) financing activities       (289)        605
                                                              -------    --------
Effect of exchange rate changes on cash                           144         111
                                                              -------    --------
Increase (decrease) in cash and cash equivalents               (3,616)     (7,446)
Cash and cash equivalents at beginning of year                  9,467      22,903
                                                              -------    --------
Cash and cash equivalents at end of year                      $ 5,851    $ 15,457
                                                              =======    ========

Non Cash Investing & Finance Activities

A capital lease obligation in the amount of $196 was incurred in 1995 to acquire fixed assets.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1995
                            (Thousands of dollars)


1. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Registrant's financial position and results of operations at June 30, 1995 and for the three and six months then ended. The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's consolidated financial statements in the Registrant's 1995 Annual Report which is incorporated by reference.

2. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The current inventory balance at June 30, 1995 is composed of raw materials and work in process totaling $9,674 and finished goods totaling $802.

4. Papua New Guinea Lottery - In July 1995 the Registrant sold all interests in its Papua New Guinea ("PNG") lottery to the principal shareholders of the lottery licensee, The Lotto Pty. Ltd., in return for $175 cash and a note of $1,525 to be paid in monthly installments of approximately $90 per month for a period of 17 months commencing in September 1995, and a sum equal to a percentage of the annual gross lotto sales or an annual sum of $260, whichever is greater for a period of five years, provided that the aggregate of all sums shall not exceed $3,000. The installment payments and the minimum percentage payments are secured by all lottery assets and the personal guarantees and indemnifications of all of the shareholders of the Lotto Pty. Ltd. The Registrant's remaining investment in the PNG lottery is approximately $936 at June 30, 1995 and payments to the Registrant from Lotto Pty. Ltd. will be recorded against the balance. The Registrant will not record any gain until the balance of the receivable has been collected.

     McKinnie & Associates, Inc. - The Registrant sold its subsidiary, McKinnie & Associates, Inc. to Shreveport Acquisition on March 31, 1993 for cash, a note, and certain additional payments, contingent upon the future operations of McKinnie, and the Registrant issued the buyer an option that expires July 1, 1995 to purchase 500 thousand shares of its common stock at $7.38 per share. The $614 value of the option was recorded as a reduction of the gain to be recognized on the McKinnie sale. In January 1994, an amendment to the original sales agreement fixed the previously contingent payment at $1,000 and changed the terms of the note so that the note balance and operating expenses were due to the Registrant on or before July 1, 1994. Shreveport Acquisition did not make such payments prior to the July 1994 maturity date. In December 1994, an amendment to the original sales agreement changed the terms of the note so that the note balance of $1.4 million and $110 of operating expenses, together with accrued interest thereon, are to be paid in monthly installments until all such amounts have been paid in full. The previously contingent amount, fixed at $1.0 million in the January 1994 amendment, is due and payable only if the option shares granted to Shreveport are exercised at an agreed upon sales price.

     INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

     The balance of the receivable has been reduced by the deferred gain on the McKinnie sale and the balance of $483 at December 31, 1994 and $183 at June 30, 1995 is included in the balance sheet with accounts receivable. As a result of the difficulty in realizing the proceeds from the sale, in 1994 the Registrant determined that no further gain will be recorded until the balance of the net receivable is collected.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

     During the quarter ended June 30, 1995, revenue decreased by $3,401, or 44% as compared to the quarter ended June 30, 1994. The decrease reflects lower contract volume in 1995. Cost of sales, as a percentage of revenue was 114% in 1995 compared to 1994's cost of sales percentage (excluding the $9,800 service contract write-offs and write-down) of 81%. The increase in cost of sales was primarily a result of higher unfavorable manufacturing variances and the ongoing expense of establishing the Registrant's Russian lottery project. The Registrant reorganized several departments throughout its worldwide operations which included a reduction in work force of approximately 17% of its total headcount at a cost of $250, most of which was included in cost of sales for the quarter ended June 30, 1995.

Engineering, research and development costs of $262 in 1995 related essentially to the development of software for the North American lottery market, whereas the costs of $331 in 1994 were primarily attributable to the development costs of the DATAMARK Flipper (TM) and software development costs for pari-mutuel markets in South America.

Selling, general and administrative expenses decreased $410 from the same period in 1994. The 1994 second quarter expenses included a $455 charge for costs associated with the retirement of the Registrant's former chairman. Selling, general & administrative costs in 1995 remain a large percentage of sales due to low revenue and costs related to continuing litigation.

During the six month period ended June 30, 1995, revenue decreased by $3,757, or 28% as compared to the period in 1994. This decrease reflects lower contract volume in 1995. Cost of sales as a percentage of revenue, increased to 103% for the six month period ended June 30, 1995, as compared to 77% (excluding the $9,800 service contract write-offs and write down) for the like period in 1994. The increase in cost of sales was primarily a result of higher unfavorable manufacturing variances and the ongoing expense of establishing the Registrant's Russian lottery project.

Engineering, research and development costs decreased $423, or 54% for the six month period ended June 30, 1995, as compared to the like period in 1994. As explained above, 1995 costs were primarily attributable to the development of software for the North American lottery market. Selling, general and administrative costs decreased $5 from the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1995, the Registrant's working capital decreased by $4,070 due primarily to additional investment made in the Registrant's Russian lottery project. Cash and current receivables totaled $7,187 at June 30, 1995. The Registrant currently has a $400 revolving line of credit which expires in August 1996. No borrowing against the line was outstanding at June 30, 1995. Additional costs related to the Registrant's Russian lottery project of $1,150 are anticipated to be incurred during the
third quarter of 1995.   A portion of the costs are anticipated to be financed
from the Registrant's working capital. As discussed above, a reduction in work force of approximately 17% was effected during the June 1995 quarter in order to reduce the Registrant's future cash requirements.

     As of June 30, 1995, there were no material commitments for capital expenditures.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Part II        OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

     In January 1995 the Registrant filed an action in the United States District Court for the Southern District of Florida against M. Kadirova, a former owner of the Registrant's Russian subsidiary for fraud, misappropriation, conversion and intentional interference with contractual relations and prospective economic advantage. The Registrant seeks in excess of $1,000 in damages. The Registrant also filed claims for negligence and breach of fiduciary duty against the escrow agent who was holding $300 in stock purchase price payments of the Registrant that the escrow agent paid to Kadirova.

In May, defendant Kadirova filed a counterclaim against the Registrant in excess of $150,000 for fraud, intentional interference with business relations and prospective economic advantage. The Defendant has demanded a jury trial. The discovery process has begun. The Registrant denies all claims made by Kadirova and is vigorously defending the counterclaim.



Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

     On June 1, 1995, the Registrant held its 1995 Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected as directors of the Registrant: Frederick A. Brunn, Theodore A. Johnson, Ng Foo Leong, M. Mark Michalko, Martin J. O'Meara Jr., Sir Michael G.R. Sandberg and Tan Sri Dato Vincent Tan Chee Yioun.

     The following is the results of the voting on this matter:

1.   THE ELECTION OF DIRECTORS WAS CONDUCTED BY THE INSPECTOR OF ELECTIONS.

     FOR ALL NOMINEES, AT LEAST     14,405,511   -OR-   94%   OF THE VOTES CAST;
     PARTIAL WITHHOLD AUTHORITY        746,387   -OR-    5%   OF THE VOTES CAST;
     WITHHOLD AUTHORITY                218,403   -OR-    1%   OF THE VOTES CAST.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


                          /s/ William A. Hainke
                          ---------------------------------
                          William A. Hainke
                          Chief Financial Officer,
                          Corporate Secretary and
                          Treasurer



Date: August 9, 1995