Form 10-Q
period 1995-09-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1995-11-14
CIK 354813

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number:    0-10294
                        -------------

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
              formerly International Totalizator Systems, Inc.(R)
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           CALIFORNIA                              95-3276269
-------------------------------       -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

              2131 FARADAY AVENUE, CARLSBAD, CALIFORNIA 92008-7297
              ----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

                                 (619) 931-4000
              ----------------------------------------------------
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

As of September 30, 1995, 16,816,211 shares of common stock were outstanding.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)





PART I           FINANCIAL INFORMATION                                 PAGE
                                                                       ----
Condensed Consolidated Balance Sheets
         September 30, 1995 and December 31, 1994                       3

Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 1995 and 1994
         and Nine Months Ended September 30, 1995 and 1994              4

Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1995 and 1994                  5

Notes to Condensed Consolidated Financial Statements                    6

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets


                                                           SEPTEMBER 30,        DECEMBER 31,
                                                               1995                1994
(Thousands of dollars)                                      (UNAUDITED)            (NOTE)
                                                           -------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  5,191              $  9,467
  Accounts receivable, net of allowance                        1,232                 2,398
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                          3,505                 3,382
  Inventories at lower of cost (first-in,
    first-out) or market                                       8,649                10,499
  Other current assets                                         1,153                 1,233
                                                            --------               -------
Total current assets                                          19,730                26,979
Non-current accounts receivable                                   61                    --
Investment in lottery service agreements, net                  2,795                 2,254
Equipment, furniture and fixtures, net                         1,339                 1,650
Computer software costs, net                                     668                 1,005
                                                            --------              --------
Total assets                                                $ 24,593              $ 31,888
                                                            ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    179              $    909
   Note payable to bank                                           --                   300
   Capital lease obligations - current                            61                    --
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                     162                   968
   Accrued payroll and related taxes                           1,217                   595
   Warranty reserves                                             292                   348
   Other current liabilities                                   6,460                 1,623
                                                            --------              --------
Total current liabilities                                      8,371                 4,743
Notes payable - long term                                        141                    --
                                                            --------              --------
Total Liabilities                                              8,512                 4,743
                                                            --------              --------
Shareholders' equity:
  Common shares; no par value:  Authorized shares
    50,000,000 - Issued and outstanding shares
    16,816,211 (16,803,711 in 1994)                           48,673                48,650
  Retained earnings (accumulated deficit)                    (32,578)              (21,354)
  Foreign currency translation adjustment                        (14)                 (151)
                                                            --------              --------
Total shareholders' equity                                    16,081                27,145
                                                            --------              --------
Total liabilities and shareholders' equity                  $ 24,593              $ 31,888
                                                            ========              ========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                Condensed Consolidated Statements of Operations


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                   (UNAUDITED)                       (UNAUDITED)
                                             ------------------------         -------------------------
(Thousands of dollars,
except per share amounts)                     1995             1994             1995             1994
                                             -------          -------         --------         --------
Contract revenue and sales                   $ 3,977          $ 5,722         $ 13,428         $ 18,930

Costs & expenses:
Cost of sales                                  5,025            4,467           14,776           24,567 (A)
Engineering, research & development              517              497              878            1,281
Selling, general & administrative              5,025            2,197            9,224            6,402
                                             -------          -------         --------         --------
Total costs and expenses                      10,567            7,161           24,878           32,250
                                             -------          -------         --------         --------
Loss from operations                          (6,590)          (1,439)         (11,450)         (13,320)

Other income:

Interest and other income, net                    53              104              226              381
                                             -------          -------         --------         --------
Income (loss) before income taxes             (6,537)          (1,335)         (11,224)         (12,939)
Provision for taxes based on income               --               --               --               --
                                             -------          -------         --------         --------
Net (loss)                                   $(6,537)         $(1,335)        $(11,224)        $(12,939)
                                             =======          =======         ========         ========


Net (loss) per common share:
---------------------------

Primary and fully diluted                      $(0.39)         $(0.08)          $(0.67)          $(0.77)
                                               ======          ======           ======           ======

Shares used in per share amounts:
Primary and fully diluted                      16,816          16,801           16,810           16,743
                                               ======          ======           ======           ======

(A) Includes a $9,800 charge for service contract reserves.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                Condensed Consolidated Statements of Cash Flows

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                             (UNAUDITED)
                                                                      --------------------------
(Thousand of dollars)                                                   1995             1994
                                                                      --------         ---------

Cash flow from operating activities:
Net loss                                                              $(11,224)        $(12,939)
Adjustments to reconcile net loss to net cash
  used for operating activities:
Depreciation and amortization                                              979            1,241
Stock Option Compensation                                                   --              304
Lottery service agreement write-off and write-down                          --            9,800
Changes in assets and liabilities:
     Accounts receivable                                                 1,166            1,612
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                                  (123)             122
     Inventories                                                         1,850           (4,269)
     Accounts payable                                                     (730)            (506)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                              (806)          (1,536)
     Accrued payroll and related taxes                                     622              252
     Other                                                               5,247            1,115
                                                                      --------         --------
         Net cash used for operating activities                         (3,019)          (4,804)
                                                                      --------         --------
Cash flow used for investing activities:
    Investment in lottery service agreements                              (977)          (5,068)
    Lottery service agreement sale proceeds                                355               --
    Non-current accounts receivable                                        (61)             111
    Additions to equipment                                                (284)            (815)
    Additions to computer software costs                                  (150)            (259)
                                                                      --------         --------
         Net cash used for investing activities                         (1,117)          (6,031)

Cash flow provided by (used for) financing activities:
    Payments on notes payable                                             (300)              --
    Proceeds from issuance of common shares                                 23              607
                                                                      --------         --------
         Net cash provided by (used for) financing activities             (277)             607
                                                                      --------         --------
Effect of exchange rate changes on cash                                    137              111
                                                                      --------         --------
Increase (decrease) in cash and cash equivalents                        (4,276)         (10,117)
Cash and cash equivalents at beginning of year                           9,467           22,903
                                                                      --------         --------
Cash and cash equivalents at end of year                              $  5,191         $ 12,786
                                                                      ========         ========

Non Cash Investing & Finance Activities

A capital lease obligation in the amount of $196 was incurred in 1995 to acquire fixed assets.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995
                             (Thousands of dollars)


1. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Registrant's financial position and results of operations at September 30, 1995 and for the three and nine months then ended. The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's consolidated financial statements in the Registrant's 1994 Annual Report which is incorporated by reference.

2. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The current inventory balance at September 30, 1995 is composed of raw materials and work in process totaling $8,343 and finished goods totaling $306.

4. Papua New Guinea Lottery - In July 1995 the Registrant sold all interests in its Papua New Guinea ("PNG") lottery operations to the principal shareholders of the lottery licensee, The Lotto Pty. Ltd., in return for $175 cash and a note of $1,525 to be paid in monthly installments of approximately $90 per month for a period of 17 months commencing in September 1995. Additionally, the Registrant will receive a percentage of the annual gross lotto sales for an annual sum of $260, whichever is greater for a period of five years, provided that the additional sums shall not exceed $3,000. The installment payments and the minimum percentage payments are secured by all lottery assets and the personal guarantees and indemnifications of all of the shareholders of The Lotto Pty. Ltd. The Registrant's remaining investment in the PNG lottery is approximately $639 at September 30, 1995 and is included in other current assets. The Registrant will not record any gain until the balance of the receivable has been collected.

5. On November 6, 1995 the Registrant terminated its Russian lottery project after exhausting numerous financing and joint venture possibilities. Accordingly, the Registrant increased a previously established reserve to include the write-off of its remaining investment in the project, a related reduction in its Russian work force and costs related to the unwinding of the Registrant's Russian lottery project.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

         During the quarter ended September 30, 1995, revenue decreased by $1,745, or 30% as compared to the quarter ended September 30, 1994. The decrease reflects lower contract volume in 1995. Cost of sales, as a percentage of revenue was 113% (excluding a provision for unwinding the Registrant's Russian lottery project) in 1995 compared to 1994's cost of sales percentage of 78%. The increase in cost of sales was primarily a result of higher unfavorable manufacturing variances due to the low level of contract volume, lower contract margins and after- market sales, and costs related to the unwinding of the Registrant's Russian lottery project.

Engineering, research and development costs of $517 in 1995 related essentially to the development of software for the North American lottery market, whereas the costs of $497 in 1994 were primarily attributable to the development costs of the DATAMARK Flipper.(TM)

Selling, general and administrative expenses increased $2,828 from the same period in 1994. This increase was primarily the result of litigation costs and costs associated with the proposed settlement of a shareholders' class action lawsuit.

During the nine month period ended September 30, 1995, revenue decreased by $5,502, or 29% as compared to the same period in 1994. This decrease reflects lower contract volume in 1995. Cost of sales as a percentage of revenue, increased to 106% (excluding a provision for unwinding the Registrant's Russian lottery project) for the nine month period ended September 30, 1995, as compared to 78% (excluding the $9,800 service contract write-offs and write down) for the like period in 1994. The increase in cost of sales was primarily a result of higher unfavorable manufacturing variances and costs related to the Registrant's Russian lottery project, including the unwinding costs.

Engineering, research and development costs decreased $403, or 31% for the nine month period ended September 30, 1995, as compared to the like period in 1994. As explained above, 1995 costs were primarily attributable to the development of software for the North American lottery market.

Selling, general and administrative costs increased $2,822 from the same period in 1994. This increase was the result of litigation costs and costs associated with the proposed settlement of a shareholders' class action lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1995, the Registrant's working capital decreased $10,877 due primarily to additional investment made in and costs related to the unwinding of the Registrant's Russian lottery project and a provision for a settlement of shareholders' lawsuit. Cash and current receivables totaled $6,423 at September 30, 1995. The Registrant currently has a revolving line of credit which expires in August 1996. No borrowing against the line was outstanding at September 30, 1995.

         As of September 30, 1995, there were no material commitments for capital expenditures.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Shareholder Class Action Litigation - The Registrant and certain of its officers and directors who are defendants in a shareholders' consolidated class action litigation filed in June and July 1994, have agreed in principle to a settlement with the law firm representing the plaintiffs. The proposed settlement includes a cash payment and a number of authorized but unissued common shares of the Registrant, and is subject to agreement by the shareholders included in the class period and approval by the court. The Registrant has recorded a reserve for its obligations anticipated under the proposed settlement, which includes an estimate of the value of the shares at date of issuance as a current liability.

         ILTS v M. Kadirova - With respect to the action filed by the Registrant against M. Kadirova and others, in the U.S. Federal District Court in Florida and the subsequent counterclaim by Kadirova against the Registrant, the court dismissed the actions, with prejudice, as to all parties in October 1995.

         James Walters v ILTS - On November 3, 1995, Mr. Walters, the former chairman and president of the Registrant, who retired in 1994, filed an action in the San Diego County Superior Court against the Registrant, its current president, Frederick A. Brunn, a publishing company and an author alleging that certain statements in a magazine article were slander per se by ILTS and Brunn and libel by the publishing company and the author, and that Mr. Walters suffered an invasion of privacy by all defendants. In addition, Mr. Walters alleged that information in the Registrant's 1995 proxy statement relating to Mr. Walters' compensation and retirement date was erroneous, resulting in two other magazine articles publishing alleged incorrect information. Mr. Walters seeks general and special damages of $9 million and punitive damages. The Registrant and Mr. Brunn deny all allegations in Mr. Walters' complaint and will defend the litigation accordingly.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                   Signatures




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


                         /s/  WILLIAM A. HAINKE
                         ---------------------------------------------------
                         William A. Hainke
                         Chief Financial Officer,
                         Corporate Secretary and
                         Treasurer




Date: November 13, 1995