Form 10-K
period 1995-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1996-03-19
CIK 354813

     As filed with the Securities and Exchange Commission on March 19, 1996
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED      DECEMBER 31, 1995
                                  ----------------------------------------------
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM                       TO
                                       -----------------------  ----------------
         Commission file number          0-10294
                               -----------------------------

                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
                Formerly International Totalizator Systems, Inc.

                      CALIFORNIA                               95-3276269
----------------------------------------------------    -----------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification Number)

                2131 FARADAY AVENUE
                CARLSBAD, CALIFORNIA                              92008
----------------------------------------------------    -----------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (619) 931-4000
                                                          --------------------

Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)

                                  COMMON SHARES

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 19, 1996 was approximately $ 22,071,277

--------------------------------------------------------------------------------
Number of common shares outstanding at March 19, 1996 was 16,816,211

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Stockholders of the Registrant: Parts II and IV Portions of the Proxy Statement for Annual Meeting of Stockholders, June 6, 1996: Part III

--------------------------------------------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.       BUSINESS.................................................         1

              General..................................................         1
              DATAMARK(R) Terminals....................................         1
              Wagering and Other Terminal Products.....................         2
              Lottery Systems/Sales and Service Agreements.............         2
              Revenue Sources..........................................         3
              Product Development......................................         3
              Backlog..................................................         3
              Marketing and Business Development.......................         3
              Manufacturing and Materials..............................         4
              Competition..............................................         4
              Employees................................................         5
              Patents, Trademarks and Licenses.........................         5
              Regulation...............................................         5
              Dependence Upon a Few Customers..........................         5
              Seasonality..............................................         5
              Working Capital Practices................................         5
              Environment Effects......................................         5
              Export Sales.............................................         5

ITEM 2.       PROPERTIES...............................................         6
ITEM 3.       LEGAL PROCEEDINGS........................................         6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......         7
              EXECUTIVE OFFICERS OF THE REGISTRANT.....................         7

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS..........................         7
ITEM 6.       SELECTED FINANCIAL DATA..................................         7
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS............         7
ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS........................         8
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE...................         8

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......         8
ITEM 11.      EXECUTIVE COMPENSATION...................................         8
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...........................................         8
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........         8

                                     PART IV

ITEM 14.      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K..................................         8

                                     PART I

ITEM 1.  BUSINESS

GENERAL The Registrant designs, manufactures, sells, leases, manages, supports and services computerized ticket issuing systems and terminals for the global pari-mutuel and on-line lottery industries. The principal applications for the Registrant's products are in the automated horse racing and on-line government sponsored lottery industries. The Registrant has also entered into long-term service contracts under which it intends to operate on-line lottery systems. The Registrant utilizes its technology in other ticket-processing applications, such as keno gaming and automated ticket printer/readers for toll turnpike systems.

         The principal proprietary component of the Registrant's systems is the DATAMARK(R) terminal, a compact, reliable microprocessor-based ticketing terminal, which can print and process up to approximately 30 tickets per minute. The Registrant sells the DATAMARK(R) terminal separately or as part of turnkey wagering application system and can modify the terminal's features or configurations and central system software to meet specific customer requirements.

         The Registrant's wagering application systems include DATAMARK(R) terminals, a central computer installation, communication network and display equipment. System features include real-time central processing of data received from multiple locations, back-up hardware capability and complete communications redundancy designed to provide fault tolerant operation.

DATAMARK(R) TERMINALS The Registrant has developed several models of DATAMARK(R) terminals for different wagering applications. All are microprocessor-based and have a compact, lightweight design for countertop operation. The more recent models use the "Flipper" concept and are approximately 12" deep, 12" wide, 10" high, weigh approximately 27 pounds, and are accompanied by a detached keyboard that may be positioned to suit the convenience of the operator. Other models are slightly larger and may have built-in or external displays or keyboards.

         The latest DATAMARK(R) models utilize a compact ticket path which allows the terminal to print on one side and read from both sides of the same ticket. The terminal contains a thermal printer which prints tickets quickly and quietly without ink, ribbons or impact, thereby improving print quality and reliability, and reducing maintenance expenses. The terminals use either pre-cut thermal-coated tickets or thermal- coated roll stock tickets or both. Some models will sequentially process up to 50 tickets entered at one time.

         The basic functions of the DATAMARK(R) terminal are similar in all its wagering system applications. Initially, wagering or other selection data is entered into the terminal either manually by the operator via a keyboard, or by a ticket marked by the customer. The terminal transmits that information to the central computer, where a serial number is assigned to the transaction and a response is sent back to the terminal which then thermally prints the data either on the back of the customer-marked ticket or on a new ticket. After the data has been printed on the ticket, in both numerical and machine readable (bar code) form, but before the ticket is delivered to the customer, the terminal reads the bar code in order to verify that it is correct and readable when later presented to any terminal for cashing or validation. When a ticket is cashed or presented for validation, the terminal optically reads the bar code and accesses the central computer to verify that payment is to be made with respect to the ticket. The central computer calculates the payout amount, transmits this data to the terminal and records the fact that the ticket has been paid, ensuring that tickets are not paid twice. The terminal prints the payout amount on the ticket giving visual evidence that the ticket has been paid, and directs the ticket to the operator.

         The DATAMARK(R) terminal's basic functions are supplemented by various features. In the horse racing industry, the DATAMARK(R) terminal is capable of issuing tickets for pool or for any feature pool currently being used in horse racing. The terminals are designed to facilitate multiple bets on one ticket and multiple selections for each bet. In addition, the bettor is able to mark bets on a pre-printed playslip, which is then read optically by the terminal, the amount wagered calculated and the bet details printed on the back of the same ticket. Because the ticket is prepared away from the pari-mutuel clerk's window, betting transaction time is reduced, efficiency of the operation is improved and the bettor obtains more privacy in the betting transaction.

         Similarly, in the lottery industry, a player marks the numbers selected on a pre-printed ticket or playslip which is read optically by the DATAMARK(R) terminal and entered into the central system. The selections and the transaction total are then either printed on the back of the playslip or on a separate ticket and delivered to the player.

WAGERING AND OTHER TERMINAL PRODUCTS The Registrant historically has derived revenue in the horse racing industry from sales contracts for DATAMARK(R) terminals and for wagering systems, which include DATAMARK(R) terminals, a central computer installation and peripheral and display equipment. The Registrant's systems are "sell-pay" systems, which means that each terminal is capable of being used both for selling all types of wagering tickets and for making payment to the ticket holders after validation of winning tickets.

         The nucleus of each wagering system is the central computer installation that receives information from ticket-issuing terminals, accumulates wagering data, calculates odds and payouts, distributes information to the display systems and terminals, and generates management information reports. In cooperation with the customer, the Registrant designs the configuration of the central computer installation to provide fault-tolerant operation, high throughput and security. Each central computer installation typically includes a computer configuration and various peripheral devices, such as magnetic storage devices, management terminals and hardcopy printers, all of which are manufactured by others. Although certain of the Registrant's customers presently use software in their pari-mutuel systems which is proprietary to the Registrant, the software presently being offered by the Registrant in its horse racing system is software, as enhanced and modified by the Registrant, acquired by license from The Royal Hong Kong Jockey Club (The RHKJC).

         In addition to sales of terminals and systems, the Registrant realizes ongoing revenue from the sale of spare parts for use in the maintenance of its terminals of which approximately 30,000 have been delivered to date. The Registrant also enters into contracts with its customers to provide software modifications, upgrades and support for its installed products.

LOTTERY SYSTEMS/SALES AND SERVICE AGREEMENTS Computerized, or on-line, lotteries are currently operated in many countries. Existing lottery systems include both manual systems and modern on-line systems. In an on-line lottery system, betting terminals are connected to a central computer installation by a communications network and the system typically utilizes a pari-mutuel pool or fixed payout or both in offering "lotto" and other numbers games.

Prior to 1994, the Registrant entered into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis in Papua New Guinea, the Republic of Georgia, the Dominican Republic and the Russian Federation. In 1994, the Registrant recorded $9.8 million in write-offs and a write-down against all of these service projects, except Russia. In January 1995, Registrant discontinued its operation in the Dominican Republic. In July 1995, ILTS sold its facilities management and equipment lease contracts for the lottery in Papua New Guinea to the principal shareholders of the operating company, The Lotto Pty. Ltd ("Lotto Pty."). ILTS is being paid in cash installments over a 17 month period plus a percentage of Lotto Pty.'s sales over the next five years. Proceeds of the sale are anticipated to accelerate the Registrant's return on its investment, and to ultimately provide a greater return than if the Registrant had continued to operate the lottery for Lotto Pty.

On November 1, 1994, the Russian government issued a decree which required all existing lottery license holders, including the charitable foundation with which the Registrant had a management and supply agreement, to apply for re-registration of their license by February 1, 1995. Due to the uncertainty regarding the license registration and with the continued economic, legal, and political instability in Russia, the Registrant recorded a provision of $7.6 million in its quarter ended December 31, 1994. The Registrant terminated the Russian lottery project in November 1995, after exhausting numerous options to secure outside financing or joint venture partners for the project.

In June 1995, the Registrant announced a ten year service and supply agreement with Pascal & Company (Pascal) of the United Kingdom. The Registrant will provide a lottery system and services to Pascal for operation of an on-line lottery on behalf of the National Hospital Trust (NHT) in England and provided 1,000 DATAMARK(R) on-line terminals and associated software, a central computer system and software, training, support, installation and maintenance. The Registrant will be compensated as a percentage of gross weekly lottery sales. Due primarily to a change in ownership of Pascal and a corporate reorganization of its new corporate owners no production order for the terminals has been placed pursuant to the supply agreement.

         The Registrant owns non-exclusive rights to use the central system software developed by The RHKJC for use in its pari-mutuel wagering and lottery systems. Under the terms of the amended license, the Registrant pays The RHKJC a royalty equal to a percentage of the revenue it receives in connection with a sale, lease or providing a service of any lottery system using this software. In addition, the Registrant is obligated to provide The RHKJC with any modifications which the Registrant makes to the software, except where ownership to such modifications vests in the Registrant's customers.

         The Registrant has made significant modifications to The RHKJC software, including changes to the system's communications network and changes which permit the generation of more detailed management reports. In the Registrant's lottery system, tickets are processed on DATAMARK(R) terminals which are connected to a central computer installation, usually by telephone lines. The central computer installation utilizes Digital Equipment Corporation hardware. The system has the following characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load, i.e., to reprogram the wagering terminals from the central computer installation via the communications network; a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure fault tolerant operation without data loss; and, a comprehensive management information and control system.

REVENUE SOURCES The following table sets forth the revenue for the periods indicated attributable to different applications of the Registrant's technology:

                                                                    Years Ended December 31,
                                                 1995          1994            1993            1992           1991
(dollars in thousands)
 Racing Products and Services                 $10,448       $13,932         $14,680         $14,851        $22,629

Lottery Products and Services                   7,680         9,231          10,322           4,417          6,701

Other                                             513           926              15             569            161
                                              -------       -------         -------         -------        -------
Total                                         $18,641       $24,089         $25,017         $19,837        $29,491
                                              =======       =======         =======         =======        =======

PRODUCT DEVELOPMENT The Registrant's ability to compete successfully depends in part upon its ability to meet the current and anticipated needs of its customers. To that end, the Registrant devotes a significant portion of its research and development activity to refining and enhancing the features of existing products, systems and software. In 1995, the Registrant spent approximately $1.4 million on engineering, research and development, as compared to $1.6 million and $2.0 million in 1994 and 1993, respectively.

         In recent years, the Registrant introduced a new lottery terminal utilizing an advanced version of a Charge Coupled Device (CCD) reader capable of reading hand written information such as signatures and addresses, as well as other graphics on customer-marked tickets. Charge Coupled Device (CCD) technology is a requirement for certain European lotteries. In addition, the Registrant developed the Single Roller Flipper Terminal with a unique reader/printer mechanism that meets the needs of many different applications by combining into one unit all of the functional capabilities of previous DATAMARK(R) reader/printer mechanisms in a modular fashion.

         In late 1995, the Registrant successfully completed the ISO audit performed by Underwriters Laboratories and in February 1996, was granted ISO 9001 registration. This demonstrates quality in design development and manufacture under ISO standards.

BACKLOG The backlog of orders for its products and services believed by the Registrant to be firm, amounted to approximately $9.2 million as of December 31, 1995, as compared to a backlog of approximately $11.2 million as of December 31, 1994. Of such backlog at December 31, 1995, approximately $9.2 million is expected to be filled during 1996. See BUSINESS - Dependence Upon a Few Customers.

MARKETING AND BUSINESS DEVELOPMENT Management believes that the Registrant's continuing ability to obtain and retain contracts for its wagering systems and terminals is directly related to its reputation in its various fields of expertise. Because of its reputation, the Registrant often receives unsolicited inquiries from potential customers. The Registrant also learns of new business opportunities through the close contacts which its personnel maintain with key officials in the international horse racing and lottery industries.

          Contracts to provide products to the horse racing and lottery industries often are awarded through a competitive bidding process which can begin years before a contract is awarded and involves substantial expenditures by the Registrant. Through its contacts with existing customers and others in these industries, the Registrant often becomes aware of prospective projects before the customer circulates a request for proposal. If the Registrant is interested in the project it typically submits a proposal, either before or after the customer circulates a formal request for proposal, outlining the products it would provide and the services it would perform. If the proposal is accepted, the Registrant and its customer will negotiate and enter into a contract on agreed terms.

          The Registrant's marketing efforts are carried out by the Registrant's professional marketing and engineering staff and frequently involves other executive officers of the Registrant. Marketing of the Registrant's products and services throughout the world is often performed in conjunction with consultants with whom the Registrant contracts, from time to time, for representation in specific market areas.

          The Registrant's success depends in large part on its ability to obtain new contracts to replace its existing contracts. The Registrant currently has proposals outstanding to supply systems, terminals or components for use in the pari-mutuel wagering industry and for lotteries in various foreign countries. In 1995, the Registrant unsuccessfully bid on one service/operating contract for a U.S. state lottery and it intends to continue this marketing effort in 1996 and future years. In addition, the Registrant has had discussions with both new and existing customers regarding supplying products for their operations and expects to bid for additional contracts in the future. Because the realization of revenue from these prospects is dependent upon a number of factors, including the bidding process and product development, there can be no assurance that the Registrant will be successful in realizing revenue from any of these activities. Late in 1994, prototype deliveries began on the $2.4 million contract announced in 1993 with The Revenue Markets, Inc. (TRIMI) which is automating the New York State Thruway toll road system. These units are currently being operated in a pilot test mode.

          Natural Avenue Sdn, Bhd of Malaysia, a new customer of the Registrant placed a $2.2 million order for DATAMARK(R) lottery terminals and a computer operations system. Natural Avenue operates an on-line lottery in the state of Sarawak, in eastern Malaysia, which began in February 1996.

MANUFACTURING AND MATERIALS Manufacture of the Registrant's systems and terminals is performed at its facilities in Carlsbad, California, and consists principally of the assembly of parts, components and subassemblies (most of which are designed by the Registrant) into finished products. The Registrant purchases many parts, components and subassemblies (some of which are designed by The Registrant) necessary for its terminals and the systems manufactured by the Registrant from outside sources and assembles them into finished products. These products and purchased computers are then integrated with standard peripherals purchased by the Registrant to construct racing and lottery systems. The Registrant generally has multiple sources for the various items purchased from vendors, but some of these items are state-of-the-art and could, from time to time, be in short supply. Certain other items are available only from a single supplier. For the twelve months ended December 31, 1995 no vendor accounted for 10% or more of the Registrant's raw material purchases.

COMPETITION The Registrant competes primarily in the horse racing industry and the on-line lottery industry. The Registrant competes by providing high-quality wagering systems and terminals that are reliable, secure and fast. In addition, management believes that the Registrant offers its customers more flexibility in design and custom options than do most of its competitors.

          Management believes that the Registrant's main competitors in the sale of horse racing systems and on-line lottery systems in the domestic and international marketplace are: AWA Limited, an Australian company, Essnet, a Swedish company, International Des Jeux, the French national lottery company, GTECH Holdings Corporation, Autotote Limited and Video Lottery Technologies, all United States companies. Management believes that the Registrant's sales of its products in the past five years have been a substantial factor in the international marketplace.

The Registrant's sales or leases in the United States have been insignificant. In general, the Registrant's competitors have significantly greater resources than the Registrant. Competition for on-line lottery system contracts is intense.

EMPLOYEES As of December 31, 1995, the Registrant employs 176 persons worldwide on a full-time equivalent basis. Of this total, 62 were engaged in manufacturing and operations support, 54 in engineering and software development and 60 in marketing and administrative positions. None of the Registrant's employees is represented by a union, and the Registrant believes its relations with its employees are good.

PATENTS, TRADEMARKS AND LICENSES The Registrant has filed five patent applications on its products, all of which have been issued by the U.S. Patent Office. The Registrant believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of the Registrant than the benefits of patent protection. The Registrant typically requires customers, employees, licensees, subcontractors and joint venturers who have access to proprietary information concerning the Registrant's products to sign nondisclosure agreements, and the Registrant relies on such agreements, other security measures and trade secret law to protect such proprietary information. Central system software used in the Registrant's lottery system has been obtained under a non-exclusive license with The RHKJC.

REGULATION The countries in which the Registrant markets its products generally have regulations governing horse racing or lottery operations, and the appropriate governing body could restrict or eliminate these operations in these countries. Any such action could have a material adverse effect on the Registrant. Foreign countries also often impose restrictions on corporations seeking to do business within their borders, including foreign exchange controls and requirements for domestic manufacturing content. In addition, laws and legal procedures in these countries may differ from those generally existing in the United States and conducting business in these countries may involve additional risk for the Registrant in protecting its business and assets, including proprietary information. Changes in foreign business restrictions or laws could have a significant impact on the Registrant's operations.

DEPENDENCE UPON A FEW CUSTOMERS The Registrant's business to date has been dependent on major contracts and the loss of one or failure to replace completed contracts with new contracts would have a materially adverse effect on the Registrant's business. During 1995, the Registrant's revenues were derived primarily from contracts with the Western Australia Totalisator Agency Board, ($4.4 million); the Phillippines Gaming Management Company, ($2.9 million); AB Travoch Galopp (ATG) of Sweden ($1.9 million), New South Wales Lottery ($1.6 million), Natural Ave Sdn Bhd, a Malaysian company ($1.3 million) and Leisure Management Berhad, a Malaysian company ($1.0 million). See Note 4 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Part II, Item 7.

SEASONALITY In general, the Registrant's business is not subject to seasonal effects.

WORKING CAPITAL PRACTICES The Registrant's sales contracts typically provide for deposits and progress payments which, with interim short-term bank financing, have provided sufficient working capital for operations. With the Registrant entering into long-term lottery service agreements, a substantial portion of its working capital has been expended in attempting to establish viable operations in these investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference herein.

ENVIRONMENT EFFECTS There are no significant capital expenditures required of the Registrant in order to comply with laws relating to protection of the environment.

EXPORT SALES The majority of the Registrant's revenues are derived from contracts with foreign companies. As of December 31, 1995 the Registrant's equipment has been delivered and installed in Sweden, Norway, Hong Kong, France, Australia, Singapore, Finland, England, the Netherlands, Malaysia, Macau, China, Papua New Guinea, Belgium, the Philippines. The companies with which the Registrant contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. The Registrant has entered into a few contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies. These currencies include the Australian dollar, and Malaysian ringgit.

          The Registrant has a wholly-owned foreign sales corporation and conducts its foreign business through such subsidiary in order to obtain U.S. tax benefits associated with this corporation. In addition, the Registrant operates wholly-owned subsidiaries in Australia, and the United Kingdom. Also, see Note 5 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 8.

ITEM 2.           PROPERTIES

          The Registrant's U.S. facilities consist of approximately 41,500 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2000. The Registrant's Australian subsidiary leases approximately 13,000 square feet consisting of a manufacturing and administrative facility. The lease on this property expires in October 1997. The Registrant's United Kingdom subsidiary currently occupies an office-technical support facility in West Drayton, England of approximately 2,400 square feet, under a lease expiring in April, 1998. See
Note 6 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 8.

ITEM 3.           LEGAL PROCEEDINGS

SHAREHOLDERS' CLASS ACTION LITIGATION In June and July 1994, shareholders of the Registrant filed class action lawsuits against the Registrant and several of its officers and directors. Those actions were consolidated by stipulation and order and are now pending in the United States District Court for the Southern District of California. Plaintiffs contend that during the class period (June 22, 1993 through June 21, 1994) the Registrant and the individual defendants made a series of public statements that failed to disclose adverse information about the Registrant's lottery service contracts, that these purported nondisclosures artificially inflated the price of the Registrant's stock, and that those purchasers who acquired their shares in reliance on the integrity of the market suffered damages as a result. Plaintiffs seek unspecified damages. The defendants deny all material allegations. On March 15, 1996, the attorneys for all defendants entered into a Stipulation of Settlement with the law firm representing the plaintiffs. The proposed settlement includes a cash payment and
1.2 million of authorized but unissued common shares of the Registrant. The proposed settlement is subject to agreement by the shareholders included in the class period and approval by the court. The Registrant has recorded a reserve for its obligations anticipated under the proposed settlement, which includes an estimate of the value of the shares as a current liability.

WALTERS V ILTS, ET AL On November 3, 1995, Mr. James Walters, the former chairman and president of the Registrant, who retired in 1994, filed an action in the San Diego County Superior Court against the Registrant, its current president, Frederick A. Brunn, a publishing company and an author alleging that certain statements in a magazine article were slander per se by ILTS and Brunn and libel by the publishing company and the author, and that Mr. Walters suffered an invasion of privacy by all defendants. In addition, Mr. Walters alleged that information in the Registrant's 1995 proxy statement relating to Mr. Walters' compensation and retirement date was erroneous, resulting in two other magazine articles publishing allegedly incorrect information. Mr. Walters seeks general and special damages of $9 million and punitive damages. The Registrant and Mr. Brunn deny all allegations in Mr. Walters' complaint and will defend the litigation accordingly. No trial date has been set.

          Various other litigation in which the Registrant is a defendant is pending, none of which is expected individually or in aggregate, to have a materially adverse effect on the Registrant.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                Age     Position
----                                ---     --------
Frederick A. Brunn                  51      President
Timothy R. Groth                    46      Vice President, Technical Operations
William A. Hainke                   54      Chief Financial Officer, Corporate Secretary and Treasurer
M. Mark Michalko                    41      Executive Vice President
Lennart K. Sundin                   60      Senior Vice President, Marketing and Sales


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

          The information required by this item is included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 under the same caption and is incorporated herein by reference to such Annual Report.

          Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant, as set forth on the cover of this report, it has been assumed that all executive officers and directors of the Registrant and Berjaya Lottery Management (H.K.) Ltd. were affiliated persons. All of the Registrant's Common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the Common shares is based on the closing price reported in the Wall Street Journal for March 19, 1996, of $1.3125 per share.

ITEM 6.           SELECTED FINANCIAL DATA

          The information required by this item is included on page 5 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is included on pages 6 and 7 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS

          The information required by this item is included on pages 8 through 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 and is incorporated herein by reference to such Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Inapplicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 11.          EXECUTIVE COMPENSATION

          The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List the following documents filed as a part of the report:

          1. and 2. Index to Consolidated Financial Statements and Financial Statement Schedules:

                   (i)     Report of Ernst & Young LLP, Independent Auditors*

                  (ii)     Consolidated Balance Sheets at December 31, 1995 and
                           1994*

                  (iii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995*

                   (iv) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995*

                    (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995*

                   (vi)    Notes to Consolidated Financial Statements*

                           *incorporated by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

                  (vii) Schedule II - Valuation and Qualifying Accounts (Form 10-K, page 11)

                           All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedule, or because the information required is included in the financial statements and notes thereto.

         3.       Exhibits

                  (3) Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and By-laws (incorporated by reference to Form 10-K for the fiscal year ended December 31, 1994, File No. 0-10294).

                  (10) (a) Lease for the Registrant's facility in Carlsbad,
                           California dated June 30, 1992, as amended by First Amendment to Lease dated January 23, 1987 (incorporated by reference to Exhibit 10.11 to Registration Statement File No. 33-18238 effective February 19, 1988).

                       (b) Agreement with Sir Michael G. R. Sandberg dated May
                           20, 1987 (incorporated by reference to Exhibit 10.15 to Registration Statement File No. 33-18238 effective February 19, 1988).

                       (c) The Registrant's 1982 Employee Stock Option Plan
                           (incorporated by reference to Exhibit 4(b) to Post-Effective Amendment No. 1 to Form S-8 Registration Statement, File No. 2-99618, as filed on April 4, 1990).

                       (d) The Registrant's 1986 Employee Stock Option Plan
                           (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration Statement, File No. 33-34121, as filed on April 4, 1990).

                       (e) The Registrant's 1988 Employee Stock Option Plan
                           (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration Statement, File No. 33-34123, as filed on April 4, 1990).

                       (f) The Registrant's 1990 Stock Incentive Plan
                           (incorporated by reference to Form 10-K for the fiscal year ended December 31, 1990, File No. 0-10294 and File No. 33- 79938).

                       (g) Agreement with The Royal Hong Kong Jockey Club dated
                           May 11, 1989 and amended on January 13, 1992
                           (incorporated by reference to Form 10-K for the fiscal year ended December 31, 1991, File No. 0-10294).

                       (h) The Registrant's 1993 Directors' Stock Option Plan as
                           amended May 26, 1995 (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 1994, File No. 0-10294).

                       (i) Retirement Agreement, dated June 20, 1995 and
                           Consulting Agreement dated July 15, 1995 for James T. Walters (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 1994, File No. 0-10294).

         (13) Annual Report to Shareholders for the fiscal year ended December 31, 1995. With the exception of the information incorporated by reference into items 5, 6, 7, and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not deemed filed as part of this report.

         (21)     Subsidiaries of the Registrant.

         (23)     Consent of Ernst & Young LLP, Independent Auditors

                       (b) No reports on Form 8-K have been filed during the
                           last quarter of the period covered by this report.

                                   SCHEDULE II



                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
                        Valuation and Qualifying Accounts

                                                          Additions
                                        Balance at       Charged to
                                         Beginning        Costs and                          Balance at
Description                               of Year         Expenses         Deductions        End of Year
-----------                             ----------       ----------        ----------        -----------
Years Ended:

    December 31, 1995
    --   Warranty Reserves           $     347,117     $    76,015       $   125,405      $    297,727
    --   Allowance for
         Doubtful Accounts           $     208,550     $    60,000       $   205,594      $     62,956


    December 31, 1994
    --   Warranty Reserves           $     193,000     $   255,370       $   101,253      $    347,117
    --   Allowance for
         Doubtful Accounts           $      75,000     $   140,000       $     6,450      $    208,550


    December 31, 1993
    --   Warranty Reserves           $     221,000     $    16,000       $    44,000      $    193,000
    --   Allowance for
         Doubtful Accounts           $     100,000     $     9,000       $   34,000       $     75,000


    Warranty reserve deductions primarily reflect actual warranty costs incurred by the Registrant.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                          By: /s/ William A. Hainke
                              ---------------------
                              William A. Hainke
                              Chief Financial Officer, Corporate Secretary and Treasurer

Dated:

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                           Title                                             Date
---------                                           -----                                             ----
/s/ Theodore A. Johnson                             Chairman of the Board                             March 15, 1996
----------------------------------------
Theodore A. Johnson

/s/ Frederick A. Brunn                              President
----------------------------------------
Frederick A. Brunn                                  Director                                          March 15, 1996

/s/ William A. Hainke                               Chief Financial Officer, Corporate
----------------------------------------
William A. Hainke                                   Secretary and Treasurer                           March 15, 1996

/s/ M. Mark Michalko                                Executive Vice President
----------------------------------------
M. Mark Michalko                                    Director                                          March 15, 1996

/s/ Ng Foo Leong                                    Director
----------------------------------------
Ng Foo Leong                                                                                          March 15, 1996

/s/ Martin J. O'Meara, Jr.                          Director
----------------------------------------
Martin J. O'Meara, Jr.                                                                                March 15, 1996

/s/ Michael G.R. Sandberg                          Director
----------------------------------------
Sir Michael G.R. Sandberg                                                                             March 15, 1996

                                                    Director
----------------------------------------
Chan Kien Sing                                                                                        March 15, 1996

                                                    Director
----------------------------------------
Tan Sri Dato Vincent Tan Chee Yioun                                                                   March 15, 1996


12