Form 10-Q
period 1996-03-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1996-05-03
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:    0-10294

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
             (Exact Name of Registrant as specified in its charter)

         CALIFORNIA                                  95-3276269
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              2131 FARADAY AVENUE, CARLSBAD, CALIFORNIA 92008-7297
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (619) 931-4000
              (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X    NO
                                       ---     ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of March 31, 1996, 16,816,211 shares of common stock were outstanding.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I             FINANCIAL INFORMATION                                  PAGE
                                                                          ----
Condensed Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995                           3

Condensed Consolidated Statements of Operations
            Three Months Ended March  31, 1996 and 1995                    4

Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995                     5

Notes to Condensed Consolidated Financial Statements                       6

Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

PART II            OTHER INFORMATION

Legal Proceedings                                                          8

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I                  FINANCIAL INFORMATION
Item 1.                 Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                   MARCH 31,           DECEMBER 31,
                                                                     1996                 1995
                                                                  (UNAUDITED)            (NOTE)
                                                                  -----------            ------
(Thousands of dollars)

ASSETS
Current assets:
  Cash and cash equivalents                                         $  3,354             $  3,904
  Accounts receivable, net of allowance                                1,908                1,588
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                  5,688                3,665
  Inventories at lower of cost (first-in,
    first-out) or market                                               5,087                6,820
  Other current assets                                                   421                  642
                                                                    --------             --------
  Total current assets                                                16,458               16,619
Non-current accounts receivable                                           62                   52
Investment in lottery service agreements, net                          2,765                2,759
Equipment, furniture and fixtures, net                                 1,345                1,361
Computer software costs, net                                             543                  561
                                                                    --------             --------
Total assets                                                        $ 21,173             $ 21,352
                                                                    ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $    629             $    231
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                               122                  115
  Accrued payroll and related taxes                                    1,100                  949
  Warranty reserves                                                      281                  298
  Other current liabilities                                            5,659                6,238
                                                                    --------             --------
  Total current liabilities                                            7,791                7,831

Capital lease obligations                                                 93                  109

Shareholders' equity:
  Common shares; no par value:  Authorized shares
  50,000,000 - Issued and outstanding shares
  16,816,211 (16,803,711 in 1995)                                     48,687               48,687
  Retained earnings (accumulated deficit)                            (35,209)             (35,223)
  Foreign currency translation adjustment                               (189)                 (52)
                                                                    --------             --------
Total shareholders' equity                                            13,289               13,412
                                                                    --------             --------
Total liabilities and shareholders' equity                          $ 21,173             $ 21,352
                                                                    ========             ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                 Condensed Consolidated Statements of Operations

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                       (UNAUDITED)
                                                                1996                 1995
                                                              --------             --------
(Thousands of dollars,
 except per share amounts)

Contract revenue and sales                                    $  6,861             $  5,240
Costs & expenses:
   Cost of sales                                                 4,815                4,934
   Engineering, research & development                             320                   99
   Selling, general & administrative                             1,911                2,027
                                                              --------             --------
   Total costs and expenses                                      7,046                7,060
                                                              --------             --------
Loss from operations                                              (185)              (1,820)

Other income:
   Other income & expense, net                                     199                   90
                                                              --------             --------
   Income (loss) before provision for income taxes                  14               (1,730)
   Provision for income taxes                                     --                   --
                                                              --------             --------
Net income (loss)                                             $     14             $ (1,730)
                                                              ========             ========

Net income (loss) per common share:
   Primary and fully diluted                                  $   0.00             $  (0.10)
                                                              ========             ========

Shares used in per share amounts:
   Primary and fully diluted                                    16,816               16,804
                                                              ========             ========

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                 Condensed Consolidated Statements of Cash Flows

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                     (UNAUDITED)
                                                                              1996                1995
                                                                             -------             -------
(Thousand of dollars)

Cash flow from operating activities:
Net profit (loss)                                                            $    14             $(1,730)
Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                                                  216                 190
  Changes in assets and liabilities:
     Accounts receivable                                                        (320)              1,196
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                                      (2,023)               (378)
     Inventories                                                               1,733                (370)
     Accounts payable                                                            398                (374)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                       7                (918)
     Accrued payroll and related taxes                                           264                 273
     Other                                                                      (809)                825
                                                                             -------             -------
             Net cash used for operating activities                             (520)             (1,286)
                                                                             -------             -------

Cash flow used for investing activities:
Investment in lottery service agreements                                          (6)               --
Lottery service agreement sale proceeds and advance repayments                   156                --
Non-current accounts receivable                                                  (10)                (55)
Additions to equipment                                                          (136)               (197)
Additions to computer software costs                                             (53)               --
Proceeds from sale of subsidiary                                                 156                --
                                                                             -------             -------
             Net cash used for investing activities                              107                (252)
                                                                             -------             -------
Cash flow provided by (used for) financing activities:
Payments on notes payable                                                       --                  (300)
                                                                             -------             -------
             Net cash provided by (used for) financing activities               --                  (300)
                                                                             -------             -------
Effect of exchange rate changes on cash                                         (137)                 83
                                                                             -------             -------
Increase (decrease) in cash and cash equivalents                                (550)             (1,755)
Cash and cash equivalents at beginning of year                                 3,904               9,467
                                                                             -------             -------
Cash and cash equivalents at end of year                                     $ 3,354             $ 7,712
                                                                             =======             =======

Supplemental cash flow information:
   Cash paid during the three months for interest                            $     6             $     6
                                                                             =======             =======

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                             (Thousands of dollars)

1. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Registrant's financial position and results of operations at March 31, 1996 and for the three months then ended. The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's consolidated financial statements in the Registrant's 1995 Annual Report which is incorporated by reference.

2. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The current inventory balance at March 31, 1996 is composed entirely of raw materials and work in process totaling $5,087.

4. McKinnie & Associates, Inc. - In March 1993, the Registrant sold its subsidiary, McKinnie & Associates, Inc. to Shreveport Acquisition for cash and a note. Unrecorded gain and interest of $1,300 will be recognized using the cost recovery method as payments are received.

5. Papua New Guinea Lottery - In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for cash and a note. The Registrant is accounting for the sale under the cost recovery method. The installment payments and the minimum percentage payments are secured by the lottery assets and certain personal guarantees. The Registrant's remaining investment in the Papua New Guinea lottery at March 31, 1996 is approximately $182 and is included in other assets.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item     2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

During the quarter ended March 31, 1996 revenue increased 30.9% compared to the quarter ended March 31, 1995. This increase in revenue reflected a higher volume of contract business in 1996. Management does not believe that a similar increase in revenues will occur in the second quarter of 1996 over the second quarter of 1995. Cost of sales as a percentage of revenue decreased 24% in 1996 to 70% from 94% in 1995. The decrease in cost of sales percentage was primarily due to the lack of Russian lottery project expenses and cost-saving measures. Engineering, research and development costs increased to $320 in 1996 from $99 in 1995. The 1996 costs were primarily related to the development of software for lottery markets. Selling, general and administrative expenses decreased by $116 from the prior year due to lower staffing levels in 1996 which offset higher proposal costs associated with the pursuit of new business. The deferred gain on the sale of a subsidiary and interest income generated net income for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1996, the Registrant's working capital decreased by $121. Cash and current receivable balances totaled approximately $5,262 at March 31, 1996 compared to $5,492 at December 31, 1995. A substantial amount of total current liabilities reflects a provision for the estimated value of a number of authorized but unissued common shares of the Registrant to be issued in accordance with the settlement of a shareholder class action litigation. There were no bank borrowings at March 31, 1996.

As of March 31, 1996 there were no material commitments for capital expenditures.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Part II           OTHER INFORMATION

Item 1.           Legal Proceedings

         Shareholder Class Action Litigation - The Registrant and certain of its officers and directors who are defendants in a shareholders' consolidated class action litigation filed in June and July 1994, have agreed in principle to a settlement with the law firm representing the plaintiffs. The proposed settlement includes a cash payment, which has been placed in the class shareholders' escrow account, and a number of authorized but unissued common shares of the Registrant, and is subject to agreement by the class shareholders and approval by the court. The Registrant has recorded a provision for the estimated value of the shares at date of issuance as a current liability.

         James Walters v ILTS - On November 3, 1995, Mr. Walters, the former chairman and president of the Registrant, who retired in 1994, filed an action in the San Diego County Superior Court against the Registrant, its current president, Frederick A. Brunn, a publishing company and an author alleging that certain statements in a magazine article were slander per se by ILTS and Brunn and libel by the publishing company and the author, and that Mr. Walters suffered an invasion of privacy by all defendants. In addition, Mr. Walters alleged that information in the Registrant's 1995 proxy statement relating to Mr. Walters' compensation and retirement date was erroneous, resulting in two other magazine articles publishing alleged incorrect information. Mr. Walters seeks general and special damages of $9 million and punitive damages. The Registrant and Mr. Brunn deny all allegations in Mr. Walters' complaint and will defend the litigation accordingly. Since the outcome of the case is not expected to result in any liability to the Registrant, no provision for any liability that may result has been included in the consolidated financial statements.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)



                      /s/ William A. Hainke
                      -------------------------------------
                      William A. Hainke
                      Chief Financial Officer,
                      Corporate Secretary and
                      Treasurer



Date:  May 3, 1996