Form 10-Q
period 1996-06-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1996-07-29
CIK 354813

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549
                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission File Number: 0-10294
             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
             (Exact Name of Registrant as specified in its charter)

              CALIFORNIA                                95-3276269

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

As of June 30, 1996, 16,816,211 shares of common stock were outstanding.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I     FINANCIAL INFORMATION                                       PAGE
- ------     ---------------------                                       ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
             June 30, 1996 and December 31, 1995                        3

           Condensed Consolidated Statements of Operations
             Three Months Ended June 30, 1996 and 1995
             and Six months Ended June 30, 1996 and 1995                4

           Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1996 and 1995                    5

           Notes to Condensed Consolidated Financial Statements         6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            8

Item 4.    Submission of Matters to a Vote of Security Holders          8

              INTERNATIONAL LOTTERY TOTALIZATOR SYSTEMS, INC.(TM)

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements
                     Condensed Consolidated Balance Sheets



                                                   June 30,         December 31,
                                                      1996              1995
                                                  (Unaudited)          (Note)
                                                  -----------        -----------
                                                      (Thousands of dollars)
ASSETS
Current Assets:
  Cash and cash equivalents                         $ 3,117            $ 3,904
  Accounts receivable, net of allowance               2,131              1,588
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                 5,679              3,665
  Inventories at lower of cost (first-in,
    first-out) or market                              4,474              6,820
  Other current assets                                  279                642
                                                    -------            -------
Total current assets                                 15,680             16,619
Non-current accounts receivable                          97                 52
Investment in lottery service agreements, net         2,793              2,759
Equipment, furniture and fixtures, net                1,253              1,361
Computer software costs, net                            641                561
                                                    -------            -------
Total assets                                        $20,464            $21,352
                                                    =======            =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   511            $   231
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   130                115
  Accrued payroll and related taxes                   1,285                949
  Warranty reserves                                     266                298
  Other current liabilities                           2,204              6,238
                                                    -------             ------

Total current liabilities                             4,396              7,831
Capital lease obligations - long term                    75                109
                                                    -------             ------
Total Liabilities                                     4,471              7,940
                                                    -------             ------
Shareholders' equity:
  Common shares                                      51,087             48,687
  Retained earnings (deficit)                       (35,198)           (35,223)
  Foreign currency translation adjustment               104                (52)
                                                    -------             ------

Total shareholders' equity                           15,993             13,412
                                                    -------             ------
Total liabilities and shareholders' equity          $20,464            $21,352
                                                    =======            =======

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. (TM)

                Condensed Consolidated Statements of Operations


                                Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                                   (Unaudited)             (Unaudited)
                                ------------------      ----------------

(Thousands of dollars,
except per share amounts)        1996          1995      1996       1995
                                ------        ------    -------   -------

Contract revenue and sales:     $4,382        $4,211    $11,243    $9,451

Costs & expenses:
Cost of Sales                    3,684         4,817      8,499     9,751
Engineering, research &
development                        378           262        698       361
Selling, general &
administrative                     571         2,173      2,482     4,200
                                ------        ------     ------    ------

Total costs and expenses         4,633         7,252     11,679    14,312
                                ------        ------     ------    ------

Loss from operations              (251)       (3,041)      (436)   (4,861)

Other Income (expense), net        412            84        611       174
                                ------        ------     ------    ------

Income (loss) before income        161        (2,957)       175    (4,687)
taxes
Provisions for taxes based
on income                          150           --         150       --
                                ------        ------     ------    ------

Net income (loss)               $   11        (2,957)    $   25    (4,687)
                                ======        ======     ======    ======

Net income (loss) per
common share:
Primary and fully diluted       $ 0.00        $(0.18)    $ 0.00    $(0.28)
                                ======        ======     ======    ======

Shares used in per share
amounts:
Primary and fully diluted       17,016        16,810     16,916    16,807
                                ======        ======     ======    ======

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                Condensed Consolidated Statements of Cash Flows

                                                            Six Months Ended
                                                                June 30,
                                                              (Unaudited)
                                                        -----------------------
                                                          1996            1995
                                                        -------         -------
Cash flow from operating activities:
  Net income (loss)                                     $    25         $(4,687)
Adjustments to reconcile net loss to net cash used
  for operating activities:
Depreciation and amortization                               311             488
Changes in assets and liabilities:
  Accounts receivable                                      (543)          1,062
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                             (2,014)           (843)
  Inventories                                             2,346              23
  Accounts payable                                          280            (478)
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                 15            (532)
  Accrued payroll and related taxes                         336             610
  Other                                                  (1,831)          1,265
                                                        -------         -------
        Net cash used for operating activities           (1,075)         (3,092)
                                                        -------         -------
Cash flow used for investing activities:
  Investment in lottery service agreements                  (34)            (26)
  Lottery service agreement sale proceeds and
    advance repayments                                      338              --
  Non-current accounts receivable                           (45)            (54)
  Additions to equipment                                   (147)           (149)
  Additions to computer software cost                      (136)           (150)
  Proceeds from sale of subsidiary                          156              --
                                                        -------         -------
        Net cash used for investing activities              132            (379)

Cash flow provided by (used for) financing activities:
  Payments on notes payable                                  --            (300)
  Proceeds from issuance of common shares                    --              11
                                                        -------         -------
        Net cash used for financing
          activities                                         --            (289)
                                                        -------         -------
Effect of exchange rate changes on cash                     156             144
                                                        -------         -------
Decrease in cash and cash equivalents                      (787)         (3,616)
Cash and cash equivalents at beginning of year            3,904           9,467
                                                        -------         -------
Cash and cash equivalents at end of period              $ 3,117         $ 5,851
                                                        =======         =======
Supplemental cash flow information:
  Cash paid during the six months for interest          $    13         $    14
                                                        =======         =======

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1996
                             (Thousands of dollars)

1. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the Registrant's financial position and results of operations at June 30, 1996 and for the three and six months then ended. The accounting policies followed by the Registrant are set forth in Note 1 to the Registrant's consolidated financial statements in the Registrant's 1995 Annual Report.

2. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The inventory balance at June 30, 1996 is composed entirely of raw materials and work in process totaling $4,474.

4. McKinnie & Associates, Inc. - In March, 1993, the Registrant sold its subsidiary, McKinnie & Associates, Inc. to Shreveport Acquisition for cash and a note. Unrecorded gain and interest of approximately $1,100 will be recognized using the cost recovery method as payments are received over a two year period.

5. Papua New Guinea Lottery - In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At June 30, 1996, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain. The installment payments and the minimum percentage payments are secured by the lottery assets and certain personal guarantees.

6. On June 17, 1996, the court entered a judgement in the Registrant's shareholders' class action litigation. The judgement requires a cash payment, which has been placed in the class shareholders' escrow account, and 1.2 million shares of authorized but unissued common stock of the Registrant. Such shares are included in the calculation of earnings per share for the period ended June 30, 1996. The estimated settlement was accrued as of September 30, 1995 and an adjustment of approximately $1.1 million was recorded during the three months ended June 30, 1996 to reduce the accrual to the actual settlement amount, valued as of the judgement date.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

        During the quarter ended June 30, 1996, revenue increased by $171, or 4% as compared to the quarter ended June 30, 1995. Cost of sales, as a percentage of revenue was 84% in 1996 compared to 1995's cost of sales percentage of 114%. The decrease in cost of sales was primarily due to the lack of Russian lottery project expenses during 1996 and cost-saving measures which were implemented during 1995.

Engineering, research and development costs increased $116 or 44% from 1995. This represents accelerated development of software for the lottery market. Selling, general and administrative expenses decreased $1,602 from the same period in 1995. This decrease was primarily the result of the reversal of approximately $1.1 million of previously accrued costs relating to the shareholders' class action litigation. The judgement was entered in June
1996. Other income and expense, net, increased $328 or 390% from 1995. This increase primarily relates to the gain recognized under the cost recovery method from the sale of the McKinnie & Associates subsidiary and the Papua New Guinea lottery.

During the six month period ended June 30, 1996, revenue increased by $1,792, or 19% as compared to the same period in 1995. This increase reflects higher contract volume in 1996. Cost of sales as a percentage of revenue decreased to 76% for the six month period ended June 30, 1996, as compared to 103% for the same period in 1995. The decrease in cost of sales was primarily due to the lack of Russian lottery project expenses during 1996 and cost-saving measures which were implemented during 1995.

Engineering, research and development costs increased $337, or 93% for the six month period ended June 30, 1996, as compared to the same period in 1995. As explained above, 1996 costs were primarily attributable to the accelerated development of software for the lottery market. Selling, general and administrative costs decreased $1,718 or 41% from the same period in 1995 due primarily to the reversal of approximately $1.1 million of previously accrued costs relating to the shareholders' class action litigation. The judgement was entered in June 1996. Other income and expense, net, increased $437 or 251% from 1995. This increase primarily relates to the gain recognized under the cost recovery method from the sale of the McKinnie & Associates subsidiary and the Papua New Guinea lottery.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended June 30, 1996, the Registrant's working capital increased by $2,496 due primarily to the reduction of inventory balances for current orders, and a reclassification of an accrued liability for the settlement of the shareholders' class action litigation into equity. There were no bank borrowings at June 30, 1996.

As of June 30, 1996, there were no material commitments for capital expenditures.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. (TM)

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

        Shareholder Class Action Litigation - The Registrant and certain of its officers and directors who were defendants in the shareholders' consolidated class action litigation filed in June and July 1994, reached a settlement of the litigation. The settlement included a cash payment, which has been placed in the class shareholders' escrow account, and 1.2 million authorized but unissued common shares of the Registrant. On June 17, 1996 the Federal District Court entered a final order and judgement in the litigation without objection from any class shareholder as to the settlement. The Registrant valued the shares to be issued in the settlement as of that date.

        Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed an action in the San Diego County Superior Court against the Registrant, its current president, Frederick A. Brunn, a publishing company and an author alleging that certain statements in a magazine article were slander per se by ILTS and Brunn and libel by the publishing company and the author, and that Mr. Walters suffered an invasion of privacy by all defendants. In addition, Mr. Walters alleged that information in the Registrant's 1995 proxy statement relating to Mr. Walters' compensation and retirement date was erroneous, resulting in two other magazine articles publishing alleged incorrect information. Mr. Walters seeks general and special damages of $9 million and punitive damages. The Registrant and Mr. Brunn deny all allegations in Mr. Walters' complaint and will defend the litigation accordingly. The publishing company and the author have reached a settlement with Mr. Walters. Since the outcome of the case is not expected to result in any liability to the Registrant, no provision for any liability that may result has been included in the consolidated financial statements. On July 19, 1996, ILTS and Mr. Brunn filed a motion for summary judgement which is scheduled to be decided on September 20, 1996. A trial date has been set for November 15, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

        On June 6, 1996, the Registrant held its 1996 Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected as directors of the Registrant: Frederick A. Brunn, Theodore A. Johnson,
M. Mark Michalko, Ng Aik Chin, Ng Foo Leong, Martin J. O'Meara Jr., and
Sir Michael G.R. Sandberg.

        The following is the results of the voting on this matter:

1.  The election of directors was conducted by the Inspector of Elections.

        For all nominees, at least      15,011,410      -or-    96% of the
                                                                votes cast;
        Withheld total or partial
          authority                        574,381      -or-    4% of the votes
                                                                cast.

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. (TM)

                                   Signatures





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. (TM)






                          /s/ WILLIAM A. HAINKE
                          __________________________________
                          William A. Hainke
                          Chief Financial Officer,
                          Corporate Secretary and
                          Treasurer


Dated: July 30, 1996