Form 10-Q/A
period 1996-06-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1996-08-28
CIK 354813

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ----------------

Commission File Number:  0-10294
                         -------

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM) (Exact Name of Registrant as specified in its charter)

              CALIFORNIA                              95-3276269
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

The undersigned registrant hereby amends its Form 10-Q for the quarterly period ending June 30, 1996 to correct Part II, Item 4. "Submission of Matters to a Vote of Security Holders". Chan Kien Sing was omitted as a person elected as a director of the Registrant.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                           INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)



Date:  August 28, 1996                          By: /s/ William A. Hainke
                                                        Chief Financial Officer,
                                                        Corporate Secretary and
                                                        Treasurer

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Part II       OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

        On June 6, 1996, the Registrant held its 1996 Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected as directors of the Registrant: Frederick A. Brunn, Theodore A. Johnson, M. Mark Michalko, Chan Kien Sing, Ng Aik Chin, Ng Foo Leong, Martin J. O'Meara Jr., and Sir Michael G.R. Sandberg.

        The following is the results of the voting on this matter:

1.      The election of directors was conducted by the Inspector of Elections.

        For all nominees, at least      15,011,410 -or- 96% of the votes cast;
        Withheld total or partial
          authority                        574,381 -or-  4% of the votes cast.