Form 10-Q
period 1996-09-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1996-11-14
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of September 30, 1996, 17,176,211 shares of common stock were outstanding.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                      INDEX

PART I  FINANCIAL INFORMATION                                                 PAGE
                                                                              ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
                  September 30, 1996 (Unaudited) and December 31, 1995          3

        Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended September 30, 1996 and 1995
                  and Nine Months Ended September 30, 1996 and 1995             4

        Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 1996 and 1995                 5

        Notes to Condensed Consolidated Financial Statements (Unaudited)      6-7

Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8-9

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                       9

        Signature                                                              11

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I               FINANCIAL INFORMATION
Item 1.              Financial Statements

                      Condensed Consolidated Balance Sheets

                                                              SEPTEMBER 30, DECEMBER 31,
                                                                 1996           1995
                                                              (UNAUDITED)       (NOTE)
                                                               --------       --------
(Thousands of dollars)
ASSETS
Current assets:
    Cash and cash equivalents                                  $  3,704       $  3,904
    Accounts receivable, net of allowance                         2,887          1,588
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                    3,976          3,665
    Inventories, at lower of cost (first-in, first-out
       method) or market                                          3,546          6,820
    Other current assets                                            172            642
                                                               --------       --------
    Total current assets                                         14,285         16,619
Non-current accounts receivable                                      95             52
Investment in lottery service agreements, net                       100          2,759
Equipment, furniture and fixtures, net                            1,214          1,361
Computer software costs, net                                        710            561
                                                               --------       --------
Total assets                                                   $ 16,404       $ 21,352
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $    646       $    231
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                       32            115
    Accrued payroll and related taxes                             1,386            949
    Warranty reserves                                               181            298
    Other current liabilities                                     1,656          6,238
                                                               --------       --------
    Total current liabilities                                     3,901          7,831
Capital lease obligations - long term                                56            109
Shareholders' equity:
    Common shares; no par value: 50,000,000 shares
      authorized;  17,176 211 issued and outstanding
      (16,816,211 shares issued and outstanding in 1995)         51,087         48,687
    Accumulated deficit                                         (38,772)       (35,223)
    Foreign currency translation adjustment                         132            (52)
                                                               --------       --------
    Total shareholders' equity                                   12,447         13,412
                                                               --------       --------
Total liabilities and shareholders' equity                     $ 16,404       $ 21,352
                                                               ========       ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM) Condensed Consolidated Statements of Operations (Unaudited)

                                                      THREE MONTHS                  NINE MONTHS
                                                         ENDED                         ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -------------                 -------------
(Thousands of dollars,
except per share amounts)                          1996           1995           1996           1995
                                                 --------       --------       --------       --------
Contract revenue and sales                       $  3,550       $  3,977       $ 14,793       $ 13,428
Costs and expenses:
    Cost of sales                                   2,735          3,572         11,234         11,969
    Write-downs of lottery service projects         2,693          1,453          2,693          2,807
    Engineering, research and
      development                                     443            517          1,141            878
    Selling, general and administrative             1,803          5,025          4,285          9,224
                                                 --------       --------       --------       --------
    Total costs and expenses                        7,674         10,567         19,353         24,878
                                                 --------       --------       --------       --------
Loss from operations                               (4,124)        (6,590)        (4,560)       (11,450)
Other income (expense), net                           600             53          1,211            226
                                                 --------       --------       --------       --------
Loss before income taxes                           (3,524)        (6,537)        (3,349)       (11,224)
Provision for taxes based on income                    50             --            200             --
                                                 --------       --------       --------       --------
Net loss                                         ($ 3,574)      ($ 6,537)      ($ 3,549)      ($11,224)
                                                 ========       ========       ========       ========
Net loss per common share -
    Primary and fully diluted                    ($  0.20)      ($  0.39)      ($  0.21)      ($  0.67)
                                                 ========       ========       ========       ========
Shares used in per share amounts -
    Primary and fully diluted                      18,016         16,816         17,284         16,810
                                                 ========       ========       ========       ========

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM) Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
(Thousands of dollars)                                                          1996          1995
                                                                               -------       -------
Cash flows from operating activities:
     Net loss                                                                  $(3,549)      $(4,687)
     Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization                                               485           488
       Gain on sale of subsidiaries and lottery service operations              (1,126)         (480)
       Write-downs of lottery service agreements                                 2,693         2,807
       Changes in assets and liabilities:
        Accounts receivable                                                     (1,299)        1,062
        Costs and estimated earnings in excess of billings on uncompleted
            contracts                                                             (311)         (843)
        Inventories                                                              3,274            23
        Accounts payable                                                           415          (478)
        Billings in excess of costs and estimated earnings on uncompleted
            contracts                                                              (83)         (532)
        Accrued payroll and related taxes                                          437           610
        Other                                                                   (1,727)       (1,062)
                                                                               -------       -------
        Net cash used for operating activities                                    (791)       (3,092)
Cash flows from investing activities:
     Investment in lottery service agreements                                      (34)          (26)
     Lottery service agreement sale proceeds and advance repayments                675            --
     Non-current accounts receivable                                               (43)          (54)
     Additions to equipment                                                       (266)         (149)
     Additions to computer software costs                                         (221)         (150)
     Proceeds from sale of subsidiary                                              396            --
                                                                               -------       -------
        Net cash provided by (used for) investing activities                       507          (379)
Cash flows from financing activities:
     Payments on notes payable                                                      --          (300)
     Proceeds from issuance of common shares                                        --            11
                                                                               -------       -------
        Net cash used for financing activities                                      --          (289)
Effect of exchange rate changes on cash                                             84           144
                                                                               -------       -------
Decrease in cash and cash equivalents                                             (200)       (3,616)
Cash and cash equivalents at beginning of year                                   3,904         9,467
                                                                               -------       -------
Cash and cash equivalents at end of period                                     $ 3,704       $ 5,851
                                                                               =======       =======
Supplemental cash flow information:
     Cash paid for interest                                                    $    24       $    25
                                                                               =======       =======

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 1996
                             (Thousands of dollars)

1. The accompanying condensed consolidated financial statements have been prepared without audit (except for the balance sheet information as of December 31, 1995) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except for the Registrant's United Kingdom Lottery Project - discussed in Note 4), considered necessary for a fair presentation have been included.

         The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended December 1995 from the Registrant's Annual Report to Shareholders for the year ended December 31, 1995.

2. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The inventory balance at September 30, 1996 is composed entirely of raw materials and work in process totaling $3,546. The inventory balance at December 31, 1995 is composed of raw materials and work in process totaling $6,670 and finished goods totaling $150.

4. The 1996 third quarter operating costs and expenses includes a $2,693 charge to reflect a reserve provided by the Registrant for its United Kingdom lottery system project. The reserve was established after an affiliate of the customer was unable to obtain the additional funding necessary for the project start-up and on-going operations. At this time, the customer has not indicated when a start-up may occur. The amount of the charge approximates the Registrant's tangible investment, previously carried on the balance sheet as "Investment in Lottery Service Contracts." The Registrant is pursuing recovery of its investment in this project through resumption of the United Kingdom project, other lottery service projects or the outright sale of the equipment. However, no assurance can be provided that the Registrant will be successful in these efforts.

5. Terminals delivered by the Registrant under its contract with The Revenue Markets Inc. ("TRMI") for the New York Thruway, have not yet been accepted. In the event the Registrant is unable to negotiate or litigate a favorable resolution with TRMI or is unable to complete the fulfillment of its contractual obligations, the recoverability of the related contract receivables, and inventory aggregating approximately $2,300, may be delayed or deferred indefinitely. In addition, the Registrant could be required to recognize certain performance obligations up to $2,700. At this time, however, the Registrant expects to be able to fulfill its contractual obligations and collect all amounts owed under this contract.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

6. In March 1993, the Registrant sold its subsidiary, McKinnie & Associates, Inc. to Shreveport Acquisition for cash and a note. Unrecorded gain and interest of approximately $860 continue to be recognized using the cost recovery method as payments are received over the next two years. During the three months and nine months ended September 30, 1996 and 1995, the Registrant recognized gains of $240 and $180, respectively and during the nine months ended September 30, 1996 and 1995, the Registrant recognized $660 and $480, respectively.

7. In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At September 30, 1996, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain. The installment payments and certain minimum percentage payments are secured by the lottery assets and certain personal guarantees. During the three months ended September 30, 1996 and 1995, payments aggregating $337 and $0, and during the nine months ended September 30, 1996 and 1995, payments aggregating $466 and $0, respectively, were received and recognized as other income. At September 30, 1996, future payments expected to be received aggregate approximately $1,279.

8. On July 17, 1996, the court entered a judgement in the Registrant's shareholders' class action litigation. The judgement requires a cash payment, which has been placed in the class shareholders' escrow account, and 1.2 million shares of authorized but unissued common stock of the Registrant. Such shares are included in the calculation of earnings per share for the period ended September 30, 1996. The estimated settlement was accrued as of September 30, 1995 and an adjustment of approximately $1.1 million was recorded during the three months ended June 30, 1996 to reduce the accrual to the actual settlement amount, valued as of the judgement date.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

         During the quarter ended September 30, 1996, revenue decreased by $427, or 11%, as compared to the quarter ended September 30, 1995. Management expects a significant decrease in revenues for the fourth quarter 1996 as compared to the third quarter of 1996 and the fourth quarter of 1995 as a result of the significant reduction in backlog as of September 30, 1996.

         Cost of sales (excluding provisions for the Registrant's United Kingdom lottery service project in 1996 and for unwinding the Registrant's Russian lottery project in 1995) as a percentage of revenue was 77% in the 1996 period compared to 90% in the 1995 period. The 1996 third quarter operating costs and expenses include a $2,693 charge to reflect a reserve provided by the Registrant for its United Kingdom lottery system project. The reserve was established after an affiliate of the customer was unable to obtain the additional funding necessary for the project start-up and on-going operations. At this time, the customer has not indicated when a start-up may occur. The amount of the charge approximates the Registrant's tangible investment, previously carried on the balance sheet as "Investment in Lottery Service Contracts." The Registrant is pursuing recovery of its investment in this project through resumption of the United Kingdom project, other lottery service projects or the outright sale of the equipment. However, no assurance can be provided that the Registrant will be successful in these efforts.

Engineering, research and development costs decreased $74, or 14%, from the comparable 1995 period. The 1996 period costs were primarily attributable to the development of Datatrak software for the lottery market. Selling, general and administrative expenses decreased $3,222 from the same period in 1995. The 1995 amount included an accrual for the estimated cost to settle the shareholders' class action litigation. Other income and expense, net, increased $547 from 1995. This increase primarily relates to the gain recognized in the third quarter of 1996 under the cost recovery method from the sale of the McKinnie & Associates subsidiary and the Papua New Guinea lottery.

During the nine month period ended September 30, 1996, revenue increased by $1,365, or 10%, as compared to the same period in 1995. This increase reflects higher contract volume in 1996. Cost of sales as a percentage of revenue decreased to 76% for the nine month period ended September 30, 1996, as compared to 89% for the same period in 1995. The decrease in cost of sales was primarily due to the winding down of the Russian lottery project in 1995 and the effect of costsaving measures which were implemented late in 1995. The 1996 nine months results from operations includes a $2,693 charge in the third quarter to reflect a reserve provided by the Registrant for its United Kingdom lottery system project.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Engineering, research and development costs increased $263, or 30%, for the nine month period ended September 30, 1996, as compared to the same period in 1995. The 1996 period costs were primarily attributable to the accelerated development of Datatrak software for the lottery market. Selling, general and administrative costs decreased $4,939, or 54%, from the same period in 1995. The decrease was due to a charge in 1995 to accrue for the estimated cost to settle the shareholders' class action litigation. The June 1996 judgement fixed the cost at an amount approximately $1,100 less than the 1995 estimate. This $1,100 was recorded as a reduction to the 1996 second quarter selling, general and administrative costs. Other income and expense, net, increased $985, or 436%, from 1995. This increase primarily relates to the gains recognized under the cost recovery method from the sale of the McKinnie & Associates subsidiary and the Papua New Guinea lottery.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1996, the Registrant's working capital increased by $1,196 due primarily to the reduction of inventory balances to fulfill current orders, and a reclassification of an accrued liability for the settlement of the shareholders' class action litigation into equity. There were no bank borrowings at September 30, 1996.

As of September 30, 1996, there were no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         The Registrant's operating results may fluctuate due to factors such as market acceptance of new or enhanced versions of the Registrant's products, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, new product introductions and legislative approval of applicable types of gaming in the countries of potential customers. The Registrant's expense levels are based in part on its expectations regarding future revenues and in the short-term are fixed to a large extent. Therefore, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Registrant's expectations or any material delay of customer orders would have a material adverse effect on the Registrant's business, operating results and liquidity.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its current president, Frederick A. Brunn and others, relating to statements in a magazine article. The other parties previously settled

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 1, 1996, a summary judgment was entered in favor of the Registrant. Mr. Walters has filed a notice of appeal with the California appellate court.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                          /s/ WILLIAM A. HAINKE
                          ---------------------------------------
                          William A. Hainke
                          Chief Financial Officer,
                          Corporate Secretary and
                          Treasurer

Date: November 14, 1996