Form 10-K405
period 1996-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1997-03-31
CIK 354813

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-10294

               INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FORMERLY INTERNATIONAL TOTALIZATOR SYSTEMS, INC.
                            ------------------------

                  CALIFORNIA                                    95-3276269
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

             2131 FARADAY AVENUE
             CARLSBAD, CALIFORNIA                                 92008
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (760) 931-4000
                   REGISTRANT'S HOME PAGE HTTP://WWW.ILTS.COM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (TITLE OF CLASS)

                                 COMMON SHARES
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 1997 was approximately $13,955,671
                            ------------------------

      Number of common shares outstanding at March 24, 1997 was 17,176,211

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the 1996 Annual Report to Stockholders of the Registrant: Parts II
                                     and IV
  Portions of the Proxy Statement for Annual Meeting of Stockholders, May 15,
                                 1997: Part III
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X
================================================================================

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS......................................................................  1
           General.......................................................................  1
           DATAMARK(R) Terminals.........................................................  1
           Wagering and Other Terminal Products..........................................  2
           Lottery Systems/Sales and Service Agreements..................................  2
           Revenue Sources...............................................................  3
           Product Development...........................................................  3
           Backlog.......................................................................  3
           Marketing and Business Development............................................  4
           Manufacturing and Materials...................................................  4
           Competition...................................................................  5
           Employees.....................................................................  5
           Patents, Trademarks and Licenses..............................................  5
           Regulation....................................................................  5
           Dependence Upon a Few Customers...............................................  5
           Seasonality...................................................................  6
           Working Capital Practices.....................................................  6
           Environment Effects...........................................................  6
           Export Sales..................................................................  6

ITEM 2.    PROPERTIES....................................................................  6
ITEM 3.    LEGAL PROCEEDINGS.............................................................  6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................  7
           EXECUTIVE OFFICERS OF THE REGISTRANT..........................................  7

                                            PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........  7
ITEM 6.    SELECTED FINANCIAL DATA.......................................................  7
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................................................  7
ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.............................................  8
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE....................................................................  8

                                           PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................  8
ITEM 11.   EXECUTIVE COMPENSATION ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................................................  8
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT..................
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................  8

                                            PART IV
ITEM 14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K...........................................................................  8

                                     PART I

ITEM 1.  BUSINESS

  General

     The Registrant designs, manufactures, sells, leases, manages, supports and services computerized ticket issuing systems and terminals for the global pari-mutuel and on-line lottery industries. The principal applications for the Registrant's products are in the automated horse racing and on-line government sponsored lottery industries. The Registrant has also bid for long-term service contracts under which it intends to operate on-line lottery systems. The Registrant utilizes its technology in other ticket-processing applications, such as keno gaming and automated ticket printer/readers for toll turnpike systems.

     The principal proprietary component of the Registrant's systems are the DATAMARK(R) terminals, a compact, reliable microprocessor-based ticketing terminal, which can print and process up to approximately 30 tickets per minute. The Registrant sells the DATAMARK(R) terminal separately or as part of a turnkey wagering application system and can modify a terminal's features or configurations and central system software to meet specific customer requirements.

     The Registrant's wagering application systems include DATAMARK(R) terminals, a central computer installation, communication network and display equipment. System features include real-time central processing of data received from multiple locations, back-up hardware capability and complete communications redundancy designed to provide fault tolerant operation.

  DATAMARK(R) Terminals

     The Registrant has developed several models of DATAMARK(R) terminals for different wagering applications. All are microprocessor-based and have a compact, lightweight design for countertop operation. The more recent models use the "Flipper" concept and are approximately 12" deep, 12" wide, 10" high, weigh approximately 27 pounds, and are accompanied by a detached keyboard that may be positioned to suit the convenience of the operator. Other older models are slightly larger and may have built-in or external displays or keyboards.

     The latest DATAMARK(R) models utilize a compact ticket path which allows the terminal to print on one side and read from both sides of the same ticket. The terminal contains a thermal printer which prints tickets quickly and quietly without ink, ribbons or impact, thereby improving print quality and reliability, and reducing maintenance expenses. The terminals use either pre-cut thermal-coated tickets or thermal-coated roll stock tickets or both. Some models will sequentially process up to 50 tickets entered at one time.

     The basic functions of the DATAMARK(R) terminal are similar in all its wagering system applications. Initially, wagering or other selection data is entered into the terminal either manually by the operator via a keyboard, or by a ticket marked by the customer. The terminal transmits that information to the central computer, where a serial number is assigned to the transaction and a response is sent back to the terminal which then thermally prints the data either on the back of the customer-marked ticket or on a new ticket. After the data has been printed on the ticket, in both numerical and machine readable (bar code) form, but before the ticket is delivered to the customer, the terminal reads the bar code in order to verify that it is correct and readable when later presented to any terminal for cashing or validation. When a ticket is cashed or presented for validation, the terminal optically reads the bar code and accesses the central computer to verify that payment is to be made with respect to the ticket. The central computer calculates the payout amount, transmits this data to the terminal and records the fact that the ticket has been paid, ensuring that tickets are not paid twice. The terminal prints the payout amount on the ticket giving visual evidence that the ticket has been paid, and directs the processed ticket to the operator.

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

     The nucleus of each wagering system is the central computer installation that receives information from ticket-issuing terminals, accumulates wagering data, calculates odds and payouts, distributes information to the display systems and terminals, and generates management information reports. In cooperation with the customer, the Registrant designs the configuration of the central computer installation to provide fault-tolerant operation, high throughput and security. Each central computer installation typically includes a computer configuration and various peripheral devices, such as magnetic storage devices, management terminals and hardcopy printers, all of which are manufactured by others. Although certain of the Registrant's customers presently use software in their pari-mutuel systems which is proprietary to the Registrant, the software presently being offered by the Registrant in its horse racing system is software, as enhanced and modified by the Registrant, acquired by license from The Hong Kong Jockey Club (The HKJC).

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

     Prior to 1994, the Registrant entered into a contract to provide lottery equipment and management of on-line lottery system on a long-term basis in Papua New Guinea, In July 1995, ILTS sold its facilities management and equipment lease contracts for the lottery in Papua New Guinea to the principal shareholders of the operating company, The Lotto Pty. Ltd ("Lotto Pty."). ILTS will receive a percentage of Lotto Pty.'s sales over the next four years. Proceeds of the sale are anticipated to accelerate the Registrant's return on its investment, and to ultimately provide a greater return than if the Registrant had continued to operate the lottery for Lotto Pty.

     In June 1995, the Registrant announced a ten year service and supply agreement with Pascal & Company (Pascal) of the United Kingdom. Under the agreement, the Registrant provides a lottery system and services to Pascal for operation of an on-line lottery on behalf of the National Hospital Trust (NHT) in England and provides 1,000 DATAMARK(R) on-line terminals and associated software, a central computer system and software, training, support, installation and maintenance. In September 1996, it became apparent that an affiliate of the customer was unable to obtain the additional funding necessary for the project start-up and on-going operations. As a result, the Registrant recorded a $2.8 million charge to reflect a reserve for the project. In 1996, the Registrant reserved $2.8 million for its investment in the project and declared Pascal to be in default under the contract. The Registrant continues to discuss with Pascal investors the supply of terminals under the existing contract.

     The Registrant owns non-exclusive rights to use the central system software developed by The HKJC for use in its pari-mutuel wagering and lottery systems. Under the terms of the amended license, the Registrant pays The HKJC a royalty equal to a percentage of the revenue it receives in connection with a sale, lease or providing a service of any lottery system using this software. In addition, the Registrant is obligated to provide The HKJC with any modifications which the Registrant makes to the software, except where ownership to such modifications vests in the Registrant's customers.

     The Registrant has made significant modifications to The HKJC software, including changes to the system's communications network and changes which permit the generation of more detailed management reports. In the Registrant's lottery system, tickets are processed on DATAMARK(R) terminals which are connected to a central computer installation, usually by telephone lines. The central computer installation utilizes Digital Equipment Corporation hardware. The system has the following characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load, i.e., to reprogram the wagering terminals from the central computer installation via the communications network; a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure fault tolerant operation without data loss; and, a comprehensive management information and control system.

  Revenue Sources

     The following table sets forth the revenue for the periods indicated attributable to different applications of the Registrant's technology:

                                                          YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
                                           (DOLLARS IN THOUSANDS)
Racing Products and Services.............  $11,183     $10,448     $13,932     $14,680     $14,851
Lottery Products and Services............    5,105       7,680       9,231      10,322       4,417
Other....................................      305         513         926          15         569
                                           -------     -------     -------     -------     -------
Total....................................  $16,593     $18,641     $24,089     $25,017     $19,837
                                           =======     =======     =======     =======     =======

  Product Development

     The Registrant's ability to compete successfully depends in part upon its ability to meet the current and anticipated needs of its customers. To that end, the Registrant devotes a significant portion of its research and development activity to refining and enhancing the features of existing products, systems and software. In 1996, the Registrant spent approximately $1.7 million on engineering, research and development, as compared to $1.4 million and $1.6 million in 1995 and 1994, respectively.

     The Registrant developed the Single Roller Flipper Terminal with a unique reader/printer mechanism that meets the needs of many different applications by combining into one unit all of the functional capabilities of previous DATAMARK(R) reader/printer mechanisms in a modular fashion. Also, the Registrant has developed a terminal specifically aimed at lottery applications called the XClaim. This terminal can be configured to print tickets using thermal or impact printing.

     In February 1996, the Registrant received its ISO 9001 registration. This demonstrates quality in design development and manufacture under ISO standards.

  Backlog

     The backlog of orders for its products and services believed by the Registrant to be firm, amounted to approximately $1.7 million as of December 31, 1996, as compared to a backlog of approximately $9.2 million as of December 31, 1995. Of such backlog at December 31, 1996, approximately $1.7 million is expected to be filled during 1997. See BUSINESS -- Dependence Upon a Few Customers.

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

     The Registrant's success depends in large part on its ability to obtain new contracts to replace its existing contracts. The Registrant currently has proposals outstanding to supply systems, terminals or components for use in the pari-mutuel wagering industry and for lotteries in various foreign countries. In 1996, the Registrant unsuccessfully bid on one service/operating contract for a U.S. state lottery and it intends to continue this marketing effort in 1997 and future years. In addition, the Registrant has had discussions with both new and existing customers regarding supplying products for their operations and expects to bid for additional contracts in the future. Because the realization of revenue from these prospects is dependent upon a number of factors, including the bidding process and product development, there can be no assurance that the Registrant will be successful in realizing revenue from any of these activities. Late in 1994, prototype deliveries began on the $2.8 million contract announced in 1993 with The Revenue Markets, Inc. (TRIM) which is automating the New York State Thruway toll road system. These units are currently being operated in a pilot test mode and have not been accepted by the Thruway authorities. See Note 3 of Notes To Consolidated Financial Statements incorporated by reference from part II, Item 8.

     Natural Avenue Sdn, Bhd of Malaysia, a new customer of the Registrant placed a $2.2 million order for DATAMARK(R) lottery terminals and a computer operations system. Natural Avenue operates an on-line lottery in the state of Sarawak, in eastern Malaysia, which began in February 1996.

  Manufacturing and Materials

     Manufacture of the Registrant's systems and terminals is performed at its facilities in Carlsbad, California, and consists principally of the assembly of parts, components and subassemblies (most of which are designed by the Registrant) into finished products. The Registrant purchases many parts, components and subassemblies (some of which are designed by The Registrant) necessary for its terminals and the systems manufactured by the Registrant from outside sources and assembles them into finished products. These products and purchased computers are then integrated with standard peripherals purchased by the Registrant to construct racing and lottery systems. The Registrant generally has multiple sources for the various items purchased from vendors, but some of these items are state-of-the-art and could, from time to time, be in short supply. Certain other items are available only from a single supplier. For the twelve months ended December 31, 1996 no vendor accounted for 10% or more of the Registrant's raw material purchases.

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

  Employees

     As of December 31, 1996, the Registrant employs 143 persons worldwide on a full-time equivalent basis. Of this total, 51 were engaged in manufacturing and operations support, 45 in engineering and software development and 47 in marketing and administrative positions. None of the Registrant's employees is represented by a union, and the Registrant believes its relations with its employees are good.

  Patents, Trademarks and Licenses

     The Registrant has filed five patent applications on its products, all of which have been issued by the U.S. Patent Office. The Registrant believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of the Registrant than the benefits of patent protection. The Registrant typically requires customers, employees, licensees, subcontractors and joint venturers who have access to proprietary information concerning the Registrant's products to sign nondisclosure agreements, and the Registrant relies on such agreements, other security measures and trade secret law to protect such proprietary information. Central system software used in the Registrant's lottery system has been obtained under a nonexclusive license with The HKJC.

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

  Dependence Upon a Few Customers

     The Registrant's business to date has been dependent on major contracts and the loss of one or failure to replace completed contracts with new contracts would have a materially adverse effect on the Registrant's business. During 1996, the Registrant's revenues were derived primarily from contracts with AB Travoch Galopp (ATG) of Sweden ($4.3 million), SATAB ($2.0 million); Hong Kong Jockey Club ($2.4 million); New South Wales Lottery ($1.6 million); the Phillippines Gaming Management Company, ($.5 million); Western Australia Totalisator Agency Board, ($.5 million); and Natural Ave Sdn Bhd, a Malaysian company ($1.4 million). See Note 4 of Notes to Consolidated Financial Statements, incorporated by reference from

Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Part II, Item 7.

  Seasonality

     In general, the Registrant's business is not subject to seasonal effects.

  Working Capital Practices

     The Registrant's sales contracts typically provide for deposits and progress payments which, have provided sufficient working capital for operations. With the Registrant entering into long-term lottery service agreements, a substantial portion of its working capital has been expended in attempting to establish viable operations in these investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes To The Consolidated Financial Statements incorporated by reference from Part II, Items 7&8.

  Environment Effects

     There are no significant capital expenditures required of the Registrant in order to comply with laws relating to protection of the environment.

  Export Sales

     The majority of the Registrant's revenues are derived from contracts with foreign companies. As of December 31, 1996, the Registrant's equipment has been delivered and installed in Sweden, Norway, Hong Kong, Singapore, Australia, Finland, England, the Netherlands, Malaysia, Macau, China, Papua New Guinea, Belgium, the Philippines. The companies with which the Registrant contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. The Registrant has entered into a few contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies.

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

ITEM 2.  PROPERTIES

     The Registrant's U.S. facilities consist of approximately 41,500 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2000. The Registrant's Australian subsidiary leases approximately 13,000 square feet consisting of a manufacturing and administrative facility. The lease on this property expires in October 1997. The Registrant's United Kingdom subsidiary currently occupies an office-technical support facility in West Drayton, England of approximately 2,400 square feet, under a lease expiring in April, 1998. See
Note 6 of Notes to Consolidated Financial Statements, incorporated by reference from Part II, Item 8.

ITEM 3.  LEGAL PROCEEDINGS

  Shareholders' Class Action Litigation

     In 1994, shareholders of the Registrant filed class action lawsuits against the Registrant and several of its officers and directors. Those actions were consolidated in the United States District Court for the South District of California. Plaintiffs contended that during the class period (June 22, 1993 through June 21, 1994) the Registrant and the individual defendants made a series of public statements that failed to disclose adverse information about the Registrant's lottery service contracts, that these purported nondisclosures artificially inflated the price of the Registrant's stock, and that those purchasers who acquired their shares in reliance on the integrity of the market suffered damages as a result. On June 17, 1996, the court entered a judgement of a cash payment to the class shareholders and 1.2 million shares of authorized but unissued common stock of the Registrant.

  Walters v ILTS, et al

     In November, 1995, Mr. James Walters, the former chairman and president of the Registrant, filed an action in the San Diego County Superior Court against the Registrant and its current president, Frederick A. Brunn, alleging that certain statements in a magazine article were slander per se by ILTS and Brunn and libel by the publishing company and the author, and that Mr. Walters suffered an invasion of privacy by all defendants. In addition, Mr. Walters alleged that erroneous information in the Registrant's 1995 proxy statement resulted in two other magazine articles publishing allegedly incorrect information. Mr. Walters seeks general and special damages of $9 million and punitive damages. On November 1, 1996, the San Diego County Superior Court entered a summary judgement in favor of the Registrant and Mr. Brunn. Mr. Walters has filed a notice of appeal with the California Appellate Court. See
Note 11 to The Consolidated Financial Statements incorporated by reference from
Part II, Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                    NAME                  AGE                    POSITION
    ------------------------------------  ---   ------------------------------------------
    Frederick A. Brunn..................  52    President
    Timothy R. Groth....................  47    Vice President, Technical Operations
    William A. Hainke...................  55    Chief Financial Officer, Corporate
                                                Secretary and Treasurer
    M. Mark Michalko....................  42    Executive Vice President

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The information required by this item is included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 under the same caption and is incorporated herein by reference to such Annual Report.

     Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant, as set forth on the cover of this report, it has been assumed that all executive officers and directors of the Registrant and Berjaya Lottery Management (H.K.) Ltd. were affiliated persons. All of the Registrant's Common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the Common shares is based on the closing price reported in the Wall Street Journal for March 24, 1997, of $.8125 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included on page 5 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included on pages 6 through 9, inclusive of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

     The information required by this item is included on pages 10 through 20, inclusive of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference to such Annual Report.

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List the following documents filed as a part of the report:

         1. and 2. Index to Consolidated Financial Statements and Financial Statement Schedules:

      (i)     Report of Ernst & Young LLP, Independent Auditors*
      (ii)    Consolidated Balance Sheets at December 31, 1996 and 1995*
      (iii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996*
      (iv) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996*
      (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996*

      (vi)    Notes to Consolidated Financial Statements*
              *incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 1996.
      (vii) Schedule II -- Valuation and Qualifying Accounts (Form 10-K, page 10)
              All other schedules are omitted since the required information is not present.

         3. Exhibits

 (3)          Articles of Incorporation, as amended September 13, 1994,
              reflecting corporate name change, and By-laws (incorporated by reference to Form 10-K for the fiscal year ended December
              31, 1994, File No. 0-10294).
(10)  (a)     Lease for the Registrant's facility in Carlsbad, California dated June 30, 1992, as amended by First Amendment to Lease dated January 23, 1987 (incorporated by reference to Exhibit
              10.11 to Registration Statement File No. 33-18238 effective
              February 19, 1988).
      (b)     Agreement with Sir Michael G. R. Sandberg dated May 20, 1987
              (incorporated by reference to Exhibit 10.15 to Registration
              Statement File No. 33-18238 effective February 19, 1988).
      (c)     The Registrant's 1982 Employee Stock Option Plan
              (incorporated by reference to Exhibit 4(b) to Post-Effective
              Amendment No. 1 to Form S-8 Registration Statement, File No.
              2-99618, as filed on April 4, 1990).
      (d)     The Registrant's 1986 Employee Stock Option Plan
              (incorporated by reference to Exhibit 4(b) to the Form S-8
              Registration Statement, File No. 33-34121, as filed on April
              4, 1990).
      (e)     The Registrant's 1988 Employee Stock Option Plan
              (incorporated by reference to Exhibit 4(b) to the Form S-8
              Registration Statement, File No. 33-34123, as filed on April
              4, 1990).
      (f)     The Registrant's 1990 Stock Incentive Plan (incorporated by reference to Form 10-K for the fiscal year ended December 31,
              1990, File No. 0-10294 and File No. 33-79938).
      (g)     Agreement with The Royal Hong Kong Jockey Club dated May 11,
              1989 and amended on January 13, 1992 (incorporated by
              reference to Form 10-K for the fiscal year ended December 31,
              1991, File No. 0-10294).
      (h)     The Registrant's 1993 Directors' Stock Option Plan as amended
              May 26, 1995 (incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 1994, File No.
              0-10294).
      (i)     Service and Supply contract dated August 3, 1995 including
              Schedule 1, between Registrant and Pascal & Company, a United
              Kingdom company.
(13)          Annual Report to Shareholders for the fiscal year ended
              December 31, 1996. With the exception of the information
              incorporated by reference into items 5, 6, 7, and 8 of this
              Form 10-K, the 1996 Annual Report to Shareholders is not
              deemed filed as part of this report.

(21)          Subsidiaries of the Registrant.
(23)          Consent of Ernst & Young LLP, Independent Auditors
      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SCHEDULE II

               INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                BALANCE AT     CHARGED TO
                                                BEGINNING      COSTS AND                     BALANCE AT
DESCRIPTION                                      OF YEAR        EXPENSES      DEDUCTIONS     END OF YEAR
----------------------------------------------  ----------     ----------     ----------     -----------
Years Ended:

  December 31, 1996
     -- Warranty Reserves.....................   $ 297,727      $ 84,594       $124,400       $ 257,921
     -- Allowance for Doubtful Accounts.......   $  62,956      $ 61,764       $ 13,608       $ 111,112

  December 31, 1995
     -- Warranty Reserves.....................   $ 347,117      $ 76,015       $125,405       $ 297,727
     -- Allowance for Doubtful Accounts.......   $ 208,550      $ 60,000       $205,594       $  62,956

  December 31, 1994
     -- Warranty Reserves.....................   $ 193,000      $255,370       $101,253       $ 347,117
     -- Allowance for Doubtful Accounts.......   $  75,000      $140,000       $  6,450       $ 208,550

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

SIGNATURE                                   TITLE                              DATE
------------------------------------------  ---------------------------------  ---------------

/s/ THEODORE A. JOHNSON                     Chairman of the Board
------------------------------------------
Theodore A. Johnson                                                             March 27, 1997

/s/ FREDERICK A. BRUNN                      President
------------------------------------------  Director
Frederick A. Brunn                                                              March 27, 1997

/s/ WILLIAM A. HAINKE                       Chief Financial Officer,
------------------------------------------  Corporate Secretary and Treasurer
William A. Hainke                                                               March 27, 1997

/s/ M. MARK MICHALKO                        Executive Vice President
------------------------------------------  Director
M. Mark Michalko                                                                March 27, 1997

/s/                                         Director
------------------------------------------
Ng Foo Leong                                                                    March 27, 1997
/s/ MARTIN J. O'MEARA, JR.                  Director
------------------------------------------
Martin J. O'Meara, Jr.                                                          March 27, 1997

/s/ SIR MICHAEL G.R. SANDBERG               Director
------------------------------------------
Sir Michael G.R. Sandberg                                                       March 27, 1997

/s/ CHAN KIEN SING                          Director
------------------------------------------
Chan Kien Sing                                                                  March 27, 1997

/s/ NG AIK CHIN                             Director
------------------------------------------
Ng Aik Chin                                                                     March 27, 1997