Form 10-Q
period 1997-03-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1997-05-12
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                                  (760)931-4000
              (Registrant's Telephone Number, Including Area Code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of March 31, 1997, 17,176,211 shares of common stock were outstanding.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)




PART I                     FINANCIAL INFORMATION                   PAGE
                                                                   ----
Condensed Consolidated Balance Sheets
         March 31, 1997 (Unaudited) and December 31, 1996            3

Condensed Consolidated Statements of Operations (Unaudited)
         Three Months Ended March  31, 1997 and 1996                 4

Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three Months Ended March 31, 1997 and 1996                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9

PART II                     OTHER INFORMATION

Legal Proceedings                                                   10

Signature                                                           11

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements
                           Condensed Consolidated Balance Sheets

                                                            MARCH 31,   DECEMBER 31,
                                                              1997         1996
(Thousands of dollars)                                     (UNAUDITED)    (NOTE)
                                                           -----------    ------
ASSETS
Current assets:
   Cash and cash equivalents                                $  1,651    $  5,387
   Accounts receivable, net of allowance                       1,226         979
   Deposit                                                     2,247        --
   Costs and estimated earnings in excess of billings on
   uncompleted contracts                                       2,063       2,452
   Inventories, at lower of cost (first-in,
       first-out method) or market                             2,846       3,018
   Other current assets                                          206         142
                                                            --------    --------
Total current assets                                          10,239      11,978
Equipment, furniture and fixtures, net                         1,052       1,128
Computer software costs, net                                     627         688
Other                                                            118          89
                                                            --------    --------
Total assets                                                $ 12,036    $ 13,883
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    597    $    491
   Accrued payroll and related taxes                             898         893
   Accrued litigation settlement                               1,680       1,680
   Related party liability                                       146         366
   Other current liabilities                                   1,894       1,934
                                                            --------    --------
Total current liabilities                                      5,215       5,364
Shareholders' equity:
   Common shares; no par value: authorized shares
   50,000,000 - issued and outstanding shares
   17,176,211                                                 49,407      49,407
   Accumulated deficit                                       (42,283)    (40,721)
   Foreign currency translation adjustment                      (303)       (167)
                                                            --------    --------
Total shareholders' equity                                     6,821       8,519
                                                            --------    --------
Total liabilities and shareholders' equity                  $ 12,036    $ 13,883
                                                            ========    ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

           Condensed Consolidated Statements of Operations (Unaudited)


                                                                        THREE MONTHS
                                                                            ENDED
                                                                          MARCH 31,
                                                                          ---------
(Thousands of dollars,
 except per share amounts)                                               1997        1996
                                                                         ----        ----
Contract revenue and sales                                           $  2,374    $  6,861
Costs and expenses:
  Cost of revenue and sales                                             1,948       4,815
  Engineering, research and development                                   326         320
  Selling, general and administrative                                   1,848       1,911
                                                                     --------    --------
Total costs and expenses                                                4,122       7,046
                                                                     --------    --------
Loss from operations                                                   (1,748)       (185)
Other income and (expense), net                                           186         199
                                                                     --------    --------
Net income (loss)                                                    ($ 1,562)   $     14
                                                                     ========    ========
Net income (loss) per share                                          ($  0.09)   $   0.00
                                                                     ========    ========
Number of shares used in computation of net income(loss) per share     18,016      16,816
                                                                     ========    ========

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM) Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                    ----------
(Thousands of dollars)                                            1997       1996
                                                                  ----       ----
Cash flows from operating activities:
   Net income (loss)                                           ($1,562)   $    14
   Adjustments to reconcile net (loss) to net cash used for
   operating activities
       Depreciation and amortization                               182        216
       Gain on sales of subsidiary and lottery service            (159)        --
          agreements
       Changes in assets and liabilities:

          Accounts receivable                                     (247)      (320)
          Costs and estimated earnings in excess of billings       389     (2,023)
          on uncompleted contracts
          Deposit                                               (2,247)        --
          Inventories                                              172      1,733
          Accounts payable                                         106        398
          Accrued payroll and related taxes                          5        264
          Related party liability                                 (220)        --
          Other                                                   (105)      (802)
                                                               -------    -------
   Net cash provided by operating activities                    (3,686)      (520)
                                                               -------    -------
Cash flows from investing activities:
   Lottery service agreement sale proceeds and advance
       repayments                                                  159        156
   Additions to equipment                                          (45)      (136)
   Additions to computer software costs                             --        (53)
   Proceeds from sale of subsidiary                                 --        156
   Other                                                           (28)       (16)
                                                               -------    -------
       Net cash provided by investing activities                    86        107
                                                               -------    -------

Effect of exchange rate changes on cash                           (136)      (137)
                                                               -------    -------
Decrease in cash and cash equivalents                           (3,736)      (550)
Cash and cash equivalents at beginning of period                 5,387      3,904
                                                               -------    -------
Cash and cash equivalents at end of period                     $ 1,651    $ 3,354
                                                               =======    =======

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1997
                             (Thousands of dollars)

1. The accompanying condensed consolidated financial statements have been prepared without audit (except for the balance sheet information as of December 31, 1996) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair presentation have been included.

     The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended December 1996 from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

     The Registrant's consolidated financial statements for the year ended December 31, 1996 and the three months ended March 31, 1997 were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant incurred net losses of $22.6 million, $13.9 million and $5.5 million in 1994, 1995 and 1996, respectively, while revenues decreased from $24.1 million in 1994 to $16.6 million in 1996. During the three months ended March 31, 1997, revenues decreased to $2.4 million and the Registrant incurred a net loss of $1.6 million. The Registrant is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to 3 months lead-time before delivery of hardware begins. At March 31, 1997, the Registrant has a backlog of $1.6 million compared to backlog of $1.7 million at December 31, 1996.

     At March 31, 1997, the Registrant had working capital of $5.0 million. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

     Management anticipates that it will be successful in recovering its investment in existing contracts and obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient new contract revenues or obtaining additional financing. If the Registrant is unable to recover its investment in existing contracts, obtain sufficient new contract revenue or financing, management will be required to reduce the Registrant's operations. On March 24, 1997, the Registrant's largest shareholder, Berjaya Lottery Management (Berjaya), agreed to provide a line of credit of up to $2.0 million to meet the Registrant's cash needs through at least January 1998. In addition, Berjaya agreed that if the Registrant is declared in default of its contract with The Revenue Markets Inc. (TRMI), with respect to TRMI's contract with the New York State Thruway Association (NYSTA), and if TRMI

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

     collects the performance bond proceeds of $2.7 million from the surety and the surety obtains a judgment against the Registrant for such proceeds, Berjaya will make available to the Registrant the funds necessary to pay such judgment if such judgment would render the Registrant unable to continue its operations. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

2. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The inventory balance at March 31, 1997 is composed entirely of raw materials and work in process totaling $2,846. The inventory balance at December 31, 1996 is composed of raw materials and work in process totaling $3,018.

4. The Registrant is obligated under a $2.8 million contract with TRMI to supply ticket handling equipment for the NYSTA. The Registrant has experienced difficulty in satisfying certain of the customer's requirements during three pilot testing periods and the terminals delivered by the Registrant have not been accepted.

     A fourth and final ninety-day pilot test period commenced on February 28, 1997 and is expected to be concluded on May 28, 1997. Management believes that all the requirements outlined in the final pilot test program plan will be met and that delivery of the production units will commence in September 1997. Payments under the contract are expected to be received from TRMI in 1997 and 1998 based on the timing of receipt of payments by TRMI from the NYSTA.

     The Registrant has $1.4 million recorded as costs and estimated earnings in excess of billings on uncompleted contracts and $548 thousand in inventory specific to this project. The Registrant has accrued and recognized the entire estimated loss of $1,099 thousand on the contract and does not expect to realize any losses beyond amounts accrued at March 31, 1997.

     In the event the Registrant is unable to fulfill its contractual obligations, the recovery of the related contract receivables and inventory, aggregating approximately $1.9 million, may be delayed or deferred indefinitely. In addition, the Registrant may be required to recognize certain performance bond obligations up to $2.7 million and certain other non-performance penalties. At this time, the Registrant expects to be able to fulfill its contractual obligations and collect all amounts owed under this contract. However, if the Registrant is unable to fulfill its contract obligations or negotiate or litigate a favorable resolution, the Registrant may recognize an additional loss that would be material in relation to the consolidated statements of financial position and results of operations.

5. In March 1993, the Registrant sold all interests in its subsidiary, McKinnie & Associates Inc. to Shreveport Acquisition for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At March 31, 1997, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

     During the three months ended March 31, 1997 and 1996, payments aggregating $0 and $210 respectively, were received and recognized as other income. At March 31, 1997, future payments expected to be received aggregate approximately $630. In April 1997, Registrant received a payment from Shreveport Acquisition under a revised payment schedule.

6. In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At March 31, 1997, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt. The installment payments and certain minimum percentage payments are secured by the lottery assets and certain personal guarantees. During the three months ended March 31, 1997 and 1996, payments aggregating $159 and $0, respectively, were received and recognized as other income. As of March 31, 1997, future payments expected to be received aggregate approximately $960.

7. On June 17, 1996, the court entered a judgement in the Registrant's shareholders' class action litigation. The judgement requires a cash payment, which has been placed in the class shareholders' escrow account, and 1.2 million shares of authorized but unissued common stock of the Registrant. Such shares are included in the calculation of earnings per share for the period ended March 31, 1997. The estimated settlement was accrued as of September 30, 1995 and an adjustment of approximately $1.1 million was recorded during the three months ended June 30, 1996 to reduce the accrual to the actual settlement amount, valued as of the judgement date.

8. During the first quarter of 1997 the Registrant utilized cash of $2,247 as a deposit to bid for a lottery terminal supply contract. This deposit is expected to be returned to the Registrant in the second quarter of 1997.

9. In April 1997, the Registrant received a new order valued at $2.6 million from Olympic Gold for the supply of computer equipment, terminals, software and spare parts to be used for a computerized lottery in the Ukraine. In addition, the Registrant received a new order valued at $4.0 million from Leisure Management for terminals to be supplied over five years and software to be delivered in 1997. These orders bring the Registrant's backlog to $8.2 million at April 30, 1997.

10. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic and fully diluted earnings per share pursuant to the requirements of Statement 128 are equal to earnings per share as reported in the accompanying consolidated statements of operations.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

During the quarter ended March 31, 1997, revenue decreased by 65%, or $4,487, to $2,374 from $6,861 in the quarter ended March 31, 1996. This decrease is primarily the result of a lower level of contract revenues. Spares sales in the first quarter of 1997 increased 86%, or $371, to $804 compared to $433 for the first quarter of 1996. During the first quarter of 1997, the Registrant recognized a gross margin of 18% compared to a gross margin of 30% in the first quarter of 1996. The decrease in gross margin in 1997 is due to unfavorable manufacturing variances attributable to the level of contract revenue in 1997. Engineering, research and development expenses in the first quarter of 1997 increased 2% to $326 compared to $320 in the first quarter of 1996. The 1997 costs were primarily related to cost reduction efforts on the Registrant's lottery specific terminal and expanded functionality for the Data Trak lottery software. Selling, general and administrative expenses decreased by 3%, or $63, to the $1,848 for the first quarter of 1997 compared to $1,911 for the first quarter of 1996. This decrease was attributable to a lower level of personnel in the first quarter of 1997 as compared to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997, the Registrant's working capital decreased by $1,590 as a result of the $1,562 net loss for the quarter. During the quarter, $2,247 was utilized as a deposit to bid for a lottery terminal supply contract. This deposit is expected to be returned to the Registrant in the second quarter of 1997. The Registrant's consolidated financial statements for the year ended December 31, 1996 and the three months ended March 31, 1997 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 1997, the Registrant had working capital of $5,024 million. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

Management anticipates that it will be successful in obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient contract revenue or obtain additional funding. If the Registrant is unable to obtain sufficient contract revenue or funding, management will be required to reduce the Registrant's operations.

On March 24, 1997, the Registrant's largest shareholder, Berjaya Lottery Management (Berjaya), agreed to provide a line of credit of up to $2.0 million to meet the Registrant's cash needs through at least January 1998. In addition, Berjaya agreed that if the Registrant is declared in default of its contract with The Revenue Markets Inc. (TRMI), with respect to TRMI's contract with the New York State Thruway (NYSTA), and if TRMI collects the performance bond proceeds of $2.7 million from the surety and the surety obtains a judgment against the Registrant for such proceeds, Berjaya will make available to the Registrant the funds necessary to pay such judgment is such judgment would render the Registrant unable to continue its operations. The Registrant's ability to continue

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

As of March 31, 1997 there were no material commitments for capital expenditures.

Part II           OTHER INFORMATION

Item 1.           Legal Proceedings

     Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its former president, Frederick A. Brunn and others, relating to statements in a magazine article. The other parties previously settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 1, 1996, a summary judgment was entered in favor of the Registrant. On March 24, 1997 Mr. Walters filed an appellant's opening brief with the California appellate court.

Item II.          Management Changes

     On May 2, 1997, M. Mark Michalko, Executive Vice President, replaced Frederick A. Brunn as President. Mr. Brunn will remain as a director and consultant. In an unrelated development, William A. Hainke resigned as Chief Financial Officer and Treasurer on May 1, 1997. Dennis D. Klahn, Controller, was named acting Chief Financial Officer.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)



                   /s/ Dennis D. Klahn
                   ________________________________
                   Dennis D. Klahn
                   Chief Financial Officer





Date:  May 12, 1997