Form 10-Q
period 1997-06-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1997-08-13
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

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

                                 (760) 931-4000
              (Registrant's Telephone Number, Including Area Code)





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

As of June 30, 1997, 17,176,211 shares of common stock were outstanding.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)





                                                                                               PAGE
                                                                                               ----
PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                           June 30, 1997 (Unaudited) and December 31, 1996                        3
                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended June 30, 1997 and 1996
                           and Six Months Ended June 30, 1997 and 1996                            4
                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30, 1997 and 1996                                5

                  Notes to Condensed Consolidated Financial Statements  (Unaudited)               6

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    9

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                              11

                  Submission of Matters to a Vote of Security Holders                            11

                  Signature                                                                      12

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                      Condensed Consolidated Balance Sheets


                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                               --------       --------
(Thousands of dollars)                                        (UNAUDITED)       (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                                   $  5,257       $  5,387
   Accounts receivable, net of allowance                            518            979

   Costs and estimated earnings in excess of billings on
   uncompleted contracts                                          2,006          2,452
   Inventories, at lower of cost (first-in,
       first-out method) or market                                2,596          3,018
   Other current assets                                             126            142
                                                               --------       --------
Total current assets                                             10,503         11,978
Equipment, furniture and fixtures, net                              927          1,128
Computer software costs, net                                        570            688
Other                                                               110             89
                                                               --------       --------
Total assets                                                   $ 12,110       $ 13,883
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                            $    221       $    491
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                        343            161
   Accrued payroll and related taxes                                896            893
   Accrued litigation settlement                                  1,680          1,680
   Related party liability                                          146            366
   Other current liabilities                                      2,063          1,773
                                                               --------       --------
Total current liabilities                                         5,349          5,364
Shareholders' equity:
   Common shares; no par value: authorized shares
   50,000,000 - issued and outstanding shares 17,176,211         49,407         49,407
   Accumulated deficit                                          (42,271)       (40,721)
   Foreign currency translation adjustment                         (375)          (167)
                                                               --------       --------
Total shareholders' equity                                        6,761          8,519
                                                               --------       --------
Total liabilities and shareholders' equity                     $ 12,110       $ 13,883
                                                               ========       ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

           Condensed Consolidated Statements of Operations (Unaudited)


                                                       THREE MONTHS                 SIX MONTHS
                                                           ENDED                       ENDED
                                                          JUNE 30,                    JUNE 30,
(Thousands of dollars,                           -----------------------       -----------------------
 except per share amounts)                         1997           1996           1997           1996
                                                 --------       --------       --------       --------
Contract revenue and sales                       $  3,986       $  4,382       $  6,360       $ 11,243
Costs and expenses:
  Cost of revenue and sales                         2,284          3,684          4,232          8,499
  Engineering, research and development               312            378            638            698
  Selling, general and administrative               1,496            571          3,344          2,482
                                                 --------       --------       --------       --------
Total costs and expenses                            4,092          4,633          8,214         11,679
                                                 --------       --------       --------       --------
Loss from operations                                 (106)          (251)        (1,854)          (436)
Other income and (expense), net                       118            412            304            611
                                                 --------       --------       --------       --------
Income (loss) before income taxes                      12            161         (1,550)           175
Provision for taxes based on income                  --              150           --              150
                                                 --------       --------       --------       --------
Net income (loss)                                $     12       $     11       ($ 1,550)      $     25
                                                 --------       --------       --------       --------
Net income (loss) per share                      $   0.00       $   0.00       ($  0.09)      $   0.00
                                                 ========       ========       ========       ========
Number of shares used in computation of net
income(loss) per share                             18,016         17,016         18,016         16,916
                                                 ========       ========       ========       ========

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
                                       .

           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ---------------------
(Thousands of dollars)                                             1997          1996
                                                                  -------       -------
Cash flows from operating activities:
   Net income (loss)                                              ($1,550)      $    25
   Adjustments to reconcile net income(loss) to net cash
   used for operating activities:
       Depreciation and amortization                                  346           311
       Changes in assets and liabilities:

                      Accounts receivable                             461          (543)
          Costs and estimated earnings in excess of billings          446        (2,014)
             on uncompleted contracts
          Inventories                                                 422         2,346
          Accounts payable                                           (270)          280
          Billings in excess of costs and estimated earnings
             on uncompleted contacts                                  182            15
          Accrued payroll and related taxes                             3           336
          Other                                                      (240)       (1,831)
                                                                  -------       -------
   Net cash used by operating activities                             (200)       (1,075)
                                                                  =======       =======
Cash flows from investing activities:

   Lottery service agreement sale proceeds and advance
       repayments                                                     239           338
   Additions to equipment                                             (35)         (147)
   Additions to computer software costs                              --            (136)
   Proceeds from sale of subsidiary                                    90           156
   Other                                                              (21)          (79)
                                                                  -------       -------
       Net cash provided by investing activities                      273           132
                                                                  -------       -------

Effect of exchange rate changes on cash                              (203)          156
                                                                  -------       -------
Decrease in cash and cash equivalents                                (130)         (787)
Cash and cash equivalents at beginning of period                    5,387         3,904
                                                                  -------       -------
Cash and cash equivalents at end of period                        $ 5,257       $ 3,117
                                                                  =======       =======

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1997
                             (Thousands of dollars)

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

         The Registrant's consolidated financial statements for the year ended December 31, 1996 and the six months ended June 30, 1997 were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant incurred net losses of $22.6 million, $13.9 million and $5.5 million in 1994, 1995 and 1996, respectively, while revenues decreased from $24.1 million in 1994 to $16.6 million in 1996. During the six months ended June 30, 1997, revenues were $6.4 million and the Registrant incurred a net loss of $1.6 million. The Registrant is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to 3 months lead-time before delivery of hardware begins. At June 30, 1997, the Registrant has a backlog of $6.8 million compared to a backlog of $1.7 million at December 31, 1996.

         At June 30, 1997, the Registrant had working capital of $5.1 million. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

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

3. Inventories - The inventory balance at June 30, 1997 is composed entirely of raw materials and work in process totaling $2,596. The inventory balance at December 31, 1996 is composed of raw materials and work in process totaling $3,018.

4. The Registrant is obligated under a $2.8 million contract with TRMI to supply ticket handling equipment for the NYSTA.

         The Registrant has $1.5 million recorded as costs and estimated earnings in excess of billings on uncompleted contracts and $541 thousand in inventory specific to this project. The Registrant has accrued and recognized the entire estimated loss of $1.1 million on the contract and does not expect to realize any losses beyond amounts accrued at June 30, 1997.

         TRMI recently notified the Registrant of NYSTA's acceptance of the terminal design subject to certain non-material changes being negotiated. Delivery of production terminals is expected to begin in December 1997. Payments under the contract are expected to be received from TRMI in 1997 and 1998 based on the timing of receipt of payments by TRMI from the NYSTA.

5. In March 1993, the Registrant sold all interests in its subsidiary, McKinnie & Associates Inc. to Shreveport Acquisition for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At June 30, 1997, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt.

         During the six months ended June 30, 1997 and 1996, payments aggregating $90 and $420 respectively, were received and recognized as other income. At June 30, 1997, future payments expected to be received aggregate approximately $540.

6. In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At June 30, 1997, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt. The installment payments and certain minimum percentage payments are secured by the lottery assets and certain personal guarantees. During the six months ended June 30, 1997 and 1996, payments aggregating $239 and $129, respectively, were received and

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


         recognized as other income. As of June 30, 1997, future payments expected to be received aggregate approximately $880.

7. On June 17, 1996, the court entered a judgment in the Registrant's shareholders' class action litigation. The judgment requires a cash payment, which has been placed in the class shareholders' escrow account, and 1.2 million shares of authorized but unissued common stock of the Registrant. Such shares are included in the calculation of earnings per share for the period ended June 30, 1997. The estimated settlement was accrued as of September 30, 1995 and an adjustment of approximately $1.1 million was recorded during the three months ended June 30, 1996 to reduce the accrual to the actual settlement amount, valued as of the judgment date.

8. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic and fully diluted earnings per share pursuant to the requirements of Statement 128 are equal to earnings per share as reported in the accompanying consolidated statements of operations.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

During the quarter ended June 30, 1997, revenue decreased by 9% or $396 , to $3,986 from $4,382 in the quarter ended June 30, 1996. This decrease is primarily the result of a lower level of contract revenues. Spares sales in the second quarter of 1997 decreased 20% or $111 to $446 compared to $557 for the second quarter of 1996. During the second quarter of 1997, the Registrant recognized a gross margin of 57% compared to a gross margin of 16% in the second quarter of 1996. The increase in gross margin in 1997 is primarily due to the gross profit recognized on a contract with a new customer for earlier model terminals which had previously been fully reserved. Engineering, research and development expenses in the second quarter of 1997 decreased 17% to $312 from $378 in the second quarter of 1996. The 1997 costs were primarily related to expanded functionality for the Data Trak lottery software and cost reduction efforts on the Registrant's lottery specific terminals. Selling, general and administrative expenses increased 162% or $925, to $1,496 for the second quarter of 1997 compared to $571 for the second quarter of 1996. This increase is primarily due to the reversal in the second quarter of 1996, of approximately $1.1 million of previously accrued costs relating to the shareholders' class action litigation. Other income and expense, net, decreased $294 or 71%. The decrease relates to the gain recognized under the cost recovery method from the sale of the McKinnie & Associates subsidiary and Papua New Guinea lottery in 1996. The McKinnie & Associates note has been revised with lower monthly payments over an extended period of time. At this time, payments are due from the sale of the Papua New Guinea lottery only based on a minimum percentage of their revenues as the note was paid in full in the third quarter of 1996.

During the six month period ended June 30, 1997, revenue decreased 43% to $6,360 from $11,243 for the same period in 1996. This decrease reflects lower contract volume in 1997. Spares sales for the six month period ended June 30, 1997 increased 26%, or $260, to $1,250 from $990 for the same period in 1996. During the six month period ended June 30, 1997 the Registrant recognized a gross margin of 33% compared to a gross margin of 24% for the similar period in 1996. The increase in gross margin is primarily due to the gross profit recognized on a contract with a new customer for earlier model terminals which had previously been fully reserved. Engineering, research and development costs decreased $60, or 9% for the six month period ended June 30, 1997, as compared to the same period in 1996. As explained above, 1997 costs were primarily related to cost reduction efforts on the Registrant's lottery specific terminals and expanded functionality for the Data Trak lottery software. Selling, general and administrative costs increased $862 or 35% from the same period in 1996 due primarily to the reversal in the second quarter of 1996 of approximately $1.1 million of previously accrued costs relating to the shareholders' class action litigation, offset by reduced costs from a lower level of personnel in 1997. Other income and expense, net, decreased $307, or 50%. The decrease relates to the gain recognized under the cost recovery method from the sale of the McKinnie & Associates subsidiary and Papua New Guinea lottery in 1996. The McKinnie & Associates note was revised in 1997 with lower monthly payments over an extended period of time. At this time only minimum percentage payments are due from the Papua New Guinea lottery sale as the note was paid in full in the third quarter of 1996. In 1996, income tax expense of $150 was recorded related to contract sales by the Registrant's Australian subsidiary.

The Registrant's existing backlog of $6.8 million includes only a small amount scheduled for delivery in the third quarter. As a result, the Registrant will likely have an operating loss in the third quarter of 1997.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Registrant's working capital decreased by $1.5 million, which approximates the loss incurred during this period. The Registrant's consolidated financial statements for the year ended December 31, 1996 and the six months ended June 30, 1997 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 1997, the Registrant had working capital of $5.1 million. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

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

As of June 30, 1997 there were no material commitments for capital expenditures.

The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company's products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


Part II           OTHER INFORMATION

Item 1.           Legal Proceedings

         Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its former president, Frederick A. Brunn and others, relating to statements in a magazine article. The other parties previously settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 1, 1996, a summary judgment was entered in favor of the Registrant. Mr. Walters has appealed the adverse judgment. If the court accepts the appeal, a trial date will be scheduled in 1999.


Item 4.           Submission of Matters to a Vote of Security Holders

         On May 15, 1997, the Registrant held its 1997 Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected as directors of the Registrant: Chan Kien Sing, Frederick A. Brunn, Theodore A. Johnson. M. Mark Michalko, Ng Aik Chin, Ng Foo Leong, Martin J. O'Meara, Jr., and Sir Michael G.R. Sandberg.

         The following are the results of the voting on this matter:

1.       The election of directors was conducted by the Inspector of Elections.

         For all nominees, at least                  15,336,931        -or-     96% of the votes cast;
         Withheld total or partial authority            639,039        -or-      4% of the votes cast.

2. A vote was conducted to approve the 1997 Directors' Stock Option Plan of the Registrant.

         For  94%        Against  5%         Abstain  1%

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



                           INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)



                           /s/ Dennis D. Klahn
                           ---------------------------------
                           Dennis D. Klahn
                           Chief Financial Officer





Date: August 14, 1997