Form 10-Q
period 1997-09-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1997-11-10
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to____________

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

As of September 30, 1997, 18,027,548 shares of common stock were outstanding.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


PART I   FINANCIAL INFORMATION                                               PAGE
                                                                             ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
                   September 30, 1997 (Unaudited) and December 31, 1996        3
         Condensed Consolidated Statements of Operations (Unaudited)
         Three Months Ended September 30, 1997 and 1996
                   and Nine Months Ended September 30, 1997 and 1996           4
         Condensed Consolidated Statements of Cash Flows (Unaudited)
                   Nine Months Ended September 30, 1997 and 1996               5

         Notes to Condensed Consolidated Financial Statements  (Unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 5.  Other Information                                                    12

         Signature                                                            13

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1997          1996
                                                               --------       --------
(Thousands of dollars)                                       (UNAUDITED)       (NOTE)
ASSETS
Current assets:
    Cash and cash equivalents                                  $  3,945       $  5,387
    Accounts receivable, net of allowance                         1,047            979

    Costs and estimated earnings in excess of billings on
        uncompleted contracts                                     1,261          2,452
    Inventories, at lower of cost (first-in,
        first-out method) or market                               3,191          3,018
    Other current assets                                            142            142
                                                               --------       --------
Total current assets                                              9,586         11,978
Equipment, furniture and fixtures, net                              879          1,128
Computer software costs, net                                        514            688
Other                                                               110             89
                                                               --------       --------
Total assets                                                   $ 11,089       $ 13,883
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                           $    634       $    491
    Billings in excess of costs and estimated earnings on
        uncompleted contracts                                       343            161
    Accrued payroll and related taxes                               846            893
    Accrued litigation settlement                                    --          1,680
    Related party liability                                         233            366
    Other current liabilities                                     2,116          1,773
                                                               --------       --------
Total current liabilities                                         4,172          5,364
Shareholders' equity:
    Common shares; no par value: authorized shares
    50,000,000 - issued and outstanding shares
    18,027,548 (17,176,211 at December 31, 1996)                 51,103         49,407
    Accumulated deficit                                         (43,794)       (40,721)
    Foreign currency translation adjustment                        (392)          (167)
                                                               --------       --------
Total shareholders' equity                                        6,917          8,519
                                                               --------       --------
Total liabilities and shareholders' equity                     $ 11,089       $ 13,883
                                                               ========       ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Accompanying Notes

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

           Condensed Consolidated Statements of Operations (Unaudited)


                                                     THREE MONTHS                 NINE MONTHS
                                                        ENDED                        ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
(Thousands of dollars,
 except per share amounts)                         1997           1996          1997           1996
                                                 --------       --------       --------       --------
Revenues:
    Sales of products                            $  1,185       $  2,887       $  6,312       $ 12,950
    Services                                          619            663          1,852          1,843
                                                 --------       --------       --------       --------
Total revenues                                      1,804          3,550          8,164         14,793
Costs of revenues:
    Cost of sales of revenues                       1,269          2,293          4,683          9,954
    Cost of services                                  420            442          1,238          1,280
    Write downs of lottery service projects            --          2,693             --          2,693
                                                 --------       --------       --------       --------
Total costs of revenues                             1,689          5,428          5,921         13,927
                                                 --------       --------       --------       --------
Gross profit                                          115         (1,878)         2,243            866
    Engineering, research and development             445            443          1,083          1,141
    Selling, general and administrative             1,361          1,803          4,705          4,285
                                                 --------       --------       --------       --------
Loss from operations                               (1,691)        (4,124)        (3,545)        (4,560)
Other income and (expense), net                       257            600            561          1,211
                                                 --------       --------       --------       --------
Loss before income taxes                           (1,434)        (3,524)        (2,984)        (3,349)
Provision for taxes based on income                    88             50             88            200
                                                 --------       --------       --------       --------
Net loss                                         ($ 1,522)      ($ 3,574)      ($ 3,072)      ($ 3,549)
                                                 ========       ========       ========       ========
Net loss per share                               ($  0.08)      ($  0.20)      ($  0.17)      ($  0.21)
                                                 ========       ========       ========       ========
Number of shares used in computation of net
    loss per share                                 18,023         18,016         18,019         17,284
                                                 ========       ========       ========       ========


See Accompanying Notes

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
(Thousands of dollars)
                                                                      1997         1996
                                                                    -------       -------
Cash flows from operating activities:
    Net loss                                                        ($3,072)      ($3,549)
    Adjustments to reconcile net loss to net cash
        used for operating activities:
        Depreciation and amortization                                   517           485
        Gain on sale of subsidiaries and lottery service
            operations                                                   --        (1,126)
        Write down of lottery service agreement                          --         2,693
        Changes in assets and liabilities:

            Accounts receivable                                         (68)       (1,299)
            Costs and estimated earnings in excess of billings        1,191          (311)
               on uncompleted contracts
            Inventories                                                 (86)        3,274
            Accounts payable                                            143           415
            Billings in excess of costs and estimated earnings
               on uncompleted contacts                                  182           (83)
            Accrued payroll and related taxes                           (47)          437
            Other                                                      (318)       (1,727)
                                                                    -------       -------
    Net cash used by operating activities                            (1,558)         (791)
                                                                    -------       -------
Cash flows from investing activities:

    Lottery service agreement sale proceeds and advance
        repayments                                                      339           675
    Additions to equipment                                              (97)         (266)
    Additions to computer software costs                                 --          (221)
    Proceeds from sale of subsidiary                                    120           396
    Other                                                               (21)          (77)
                                                                    -------       -------
        Net cash provided by investing activities                       341           507
                                                                    -------       -------

Effect of exchange rate changes on cash                                (225)           84
                                                                    -------       -------
Decrease in cash and cash equivalents                                (1,442)         (200)
Cash and cash equivalents at beginning of period                      5,387         3,904
                                                                    -------       -------
Cash and cash equivalents at end of period                          $ 3,945       $ 3,704
                                                                    =======       =======


See Accompanying Notes

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 1997
                             (Thousands of dollars)

1. The accompanying condensed consolidated financial statements have been prepared without audit (except for the balance sheet information as of December 31, 1996) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except for the Registrant's United Kingdom lottery provision in 1996 - discussed in Note 4), considered necessary for a fair presentation have been included.

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

           The Registrant's consolidated financial statements for the year ended December 31, 1996 and the nine months ended September 30, 1997 were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant incurred net losses of $22.6 million, $13.9 million and $5.5 million in 1994, 1995 and 1996, respectively, while revenues decreased from $24.1 million in 1994 to $16.6 million in 1996. During the nine months ended September 30, 1997, revenues were $8.2 million and the Registrant incurred a net loss of $3.1 million. The Registrant is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to 3 months lead- time before delivery of hardware begins. At September 30, 1997, the Registrant has a backlog of $6.1 million, of which $2.2 million is scheduled for completion by the end of this year, compared to a backlog of $1.7 million at December 31, 1996.

           At September 30, 1997, the Registrant had working capital of $5.4 million. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

           Management anticipates that it will be successful in recovering its investment in existing contracts and obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient new contract revenues or obtaining additional financing. If the Registrant is unable to recover its investment in existing contracts, obtain sufficient new contract revenue or financing, management will be required to reduce the Registrant's operations. On March 24, 1997, the Registrant's largest shareholder, Berjaya Lottery Management (Berjaya), agreed to provide a line of credit of up to $2.0 million to meet the Registrant's cash needs through at least January 1998. In addition, Berjaya agreed that if the Registrant

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

           is declared in default of its contract with The Revenue Markets Inc.
           (TRMI), with respect to TRMI's contract with the New York State Thruway Association (NYSTA), and if TRMI collects the performance bond proceeds of $2.7 million from the surety and the surety obtains a judgment against the Registrant for such proceeds, Berjaya will make available to the Registrant the funds necessary to pay such judgment if such judgment would render the Registrant unable to continue its operations. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

2. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The inventory balance at September 30, 1997 is composed entirely of raw materials and work in process totaling $3.2 million. The inventory balance at December 31, 1996 is composed of raw materials and work in process totaling $3.0 million.

4. The 1996 third quarter operating costs and expenses include a $2,693 charge to reflect a reserve provided by the Registrant for its United Kingdom lottery system project. The reserve was established after an affiliate of the customer was unable to obtain the additional funding necessary for the project start-up and on-going operations. At this time, the customer has not indicated when a start-up may occur. The amount of the charge approximates the Registrant's tangible investment, previously carried on the balance sheet as "Investment in Lottery Service Contracts."

5. The Registrant is obligated under a $2.8 million contract with TRMI to supply ticket handling equipment for the NYSTA.

           The Registrant has $1.1 million recorded as costs and estimated earnings in excess of billings on uncompleted contracts and $541 thousand in inventory specific to this project. The Registrant has accrued and recognized the entire estimated loss of $1.1 million on the contract and does not expect to realize any losses beyond amounts accrued at September 30, 1997.

           TRMI notified the Registrant of NYSTA's acceptance of the terminal design. Delivery of production terminals is expected to begin in December 1997. Payments aggregating $2.0 million under the contract are expected to be received from TRMI in 1998.

6. In March 1993, the Registrant sold all interests in its subsidiary, McKinnie & Associates Inc. to Shreveport Acquisition for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At September 30, 1997, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt.

           During the nine months ended September 30, 1997 and 1996, payments aggregating $120 and $660 respectively, were received and recognized as other income. At September 30,

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

           1997, future payments expected to be received aggregate approximately $531.

7. In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for cash and a note. The Registrant is accounting for the sale under the cost recovery method. At September 30, 1997, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt. The installment payments and certain minimum percentage payments are secured by the lottery assets and certain personal guarantees. During the nine months ended September 30, 1997 and 1996, payments aggregating $339 and $446, respectively, were received and recognized as other income. As of September 30, 1997, future payments expected to be received aggregate approximately $780.

8. On June 17, 1996, the court entered a judgment in the Registrant's shareholders' class action litigation. The judgment required a cash payment and issuance of 1.2 million shares of authorized but unissued common stock of the Registrant. In the third quarter of 1997, the Registrant issued the remaining shares to the class shareholders. Such shares are included in the calculation of earnings per share for the three month and nine month periods ended September 30, 1997 and 1996. The estimated settlement was accrued as of September 30, 1995 and an adjustment of approximately $1.1 million was recorded during the three months ended June 30, 1996 to reduce the accrual to the actual settlement amount, valued as of the judgment date.

9. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic and fully diluted earnings per share pursuant to the requirements of Statement 128 are equal to earnings per share as reported in the accompanying consolidated statements of operations.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

During the quarter ended September 30, 1997, revenue decreased by 49% or $1,746, to $1,804 from $3,550 in the quarter ended September 30, 1996. This decrease is primarily the result of a lower level of contract revenues. During the third quarter of 1997, the Registrant recognized a gross profit of 6% compared to a negative gross margin of 53% in the third quarter of 1996. The 1996 negative gross margin was primarily the result of a $2.7 million charge to reflect a reserve for the Registrant's United Kingdom lottery service project. In 1997 the Registrant had a negative gross margin on sales of products primarily as a result of the low level of contract revenues. Research and development expenses in the third quarter of 1997 increased to $445 from $443 in the third quarter of 1996. The 1997 costs were primarily related to the development of expanded functionality for the Data Trak lottery software. Selling, general and administrative expenses decreased 25% or $442, to $1,361 for the third quarter of 1997 compared to $1,803 for the third quarter of 1996. This decrease is primarily due to the lack of costs related to lottery service projects and reduced levels of staffing. Other income and expense, net, decreased $343 or 57%. The decrease relates to a reduction of cash received and the related gain recognized under the cost recovery method from the sale of the McKinnie & Associates subsidiary and Papua New Guinea lottery in 1996. The McKinnie & Associates note has been revised with lower monthly payments over an extended period of time. At this time, payments are due from the sale of the Papua New Guinea lottery only based on a minimum percentage of their revenues as the note was paid in full in the third quarter of 1996.

During the nine month period ended September 30, 1997, revenue decreased 45% to $8,164 from $14,793 for the same period in 1996. This decrease reflects lower contract volume in 1997. During the nine month period ended September 30, 1997, the Registrant recognized a gross margin of 27% compared to a gross margin of 24% for the similar period in 1996. The increase in gross margin is primarily due to the gross profit recognized on a 1997 contract with a new customer for earlier model terminals which had previously been fully reserved. Engineering, research and development costs decreased $58, or 5% for the nine month period ended September 30, 1997, as compared to the same period in 1996. The 1997 costs were primarily related to the development of expanded functionality for the Data Trak lottery software and cost reduction efforts on the Registrant's lottery specific terminals. Selling, general and administrative costs increased $420 or 10% from the same period in 1996 due primarily to the reversal in the second quarter of 1996 of approximately $1.1 million of previously accrued costs relating to the shareholders' class action litigation, offset by reduced costs from a lower level of personnel in 1997. Other income and expense, net, decreased $650, or 54%. The decrease relates to the gain recognized under the cost recovery method from the sale of the McKinnie & Associates subsidiary and Papua New Guinea lottery in 1996. In 1997 and 1996, income tax expense of $88 and $150 respectively, was recorded related to contract sales by the Registrant's Australian subsidiary.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Registrant's working capital decreased by $1.2 million. The accrued litigation settlement of $1.7 million was extinguished through the issuance of 840 thousand shares of common stock of the Registrant. The Registrant's consolidated financial statements for the year ended December 31, 1996 and the nine months ended September 30, 1997 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 1997, the Registrant had working capital of $5.4 million. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

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

The Registrant's reporting currency is the U.S. dollar. Historically, a majority of the Registrant's sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been effected principally by the Registrant's international subsidiaries. In accordance with U.S. accounting requirements, sales denominated in foreign currencies are translated into the local functional currency and then into U.S. dollars, at an average exchange rate in effect during the period. In addition, the Registrant incurs operating and technical support related expenses in Australian dollars in connection with its Australian operations and also incurs operating expenses in local currency at its United Kingdom location. Thus, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Registrant, and such effect may be material in any individual reporting period. To the extent that the Registrant incurs operating expenses in local currencies at its foreign subsidiaries, the Registrant has a natural hedge against a portion of the possible fluctuation in foreign currency exchange rates of revenues in such currencies. As the contracts are predominantly denominated in

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

the functional currency of the subsidiary performing under the contract, the Registrant has historically incurred immaterial amounts of transaction gains or losses.

Additionally, the balance sheets of the Registrant's international subsidiaries are translated into U.S. dollars and consolidated with the balance sheets of the Registrant's domestic subsidiary in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders' equity reported by the Registrant, and such effect may be material in any individual reporting period.

As of September 30, 1997 there were no material commitments for capital expenditures.

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

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

Walters v ILTS

        On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its former president, Frederick A. Brunn and others, relating to statements in a magazine article. The other parties previously settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 1, 1996, a summary judgment was entered in favor of the Registrant. Mr. Walters has appealed the adverse judgment. If the court accepts the appeal, a trial date will likely be scheduled in 1999.

Shareholders' Class Action Litigation

        In 1994, shareholders of ILTS filed class action lawsuits against ILTS and several of its officers and directors. Those actions were consolidated in the United States District Court for the South District of California. Plaintiffs contended that during the class period (June 22, 1993 through June 21, 1994) ILTS and individual defendants made a series of public statements that failed to disclose adverse information about ILTS' lottery service contracts, that these purported nondisclosures artificially inflated the price of ILTS' stock, and that those purchasers who acquired their shares in reliance on the integrity of the market suffered damages as a result. On June 17, 1996,

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

the court entered a judgment of a cash payment to the class shareholders and 1.2 million shares of authorized but unissued common stock of ILTS. During the third quarter of 1997, all remaining shares of the 1.2 million shares of ILTS' common stock included in the judgment were distributed to the class shareholders.

Item 5.   Other Information

Special Shareholders Meeting

        On September 30, 1997, the Registrant filed a preliminary proxy statement with the SEC for a special shareholders meeting to approve an amendment to the Registrant's articles of incorporation to provide for the issuance of up to 20 million shares of preferred stock in one or more series. The preliminary proxy statement also discloses that the Registrant's 37% shareholder, Berjaya Lottery Management (H.K.) Limited ("Berjaya") has offered to purchase $5 million of the preferred stock at a price equal to fair market value on date of issuance, subject to the shareholder approval authorizing the preferred stock and the execution of final documents by the Registrant and Berjaya. The Berjaya series of preferred stock will carry a cumulative annual dividend of 8%, payable quarterly, be mandatorily redeemable by either party after six years and will be convertible into one share of Registrant's common stock at any time after issuance. The shareholders meeting is planned for December 1997.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                   Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)




                           /s/ DENNIS D. KLAHN
                           ------------------------------------
                           Dennis D. Klahn
                           Chief Financial Officer





Date: November 10, 1997