Form 10-K
period 1997-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1998-03-31
CIK 354813

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

                      FOR THE YEAR ENDED DECEMBER 31, 1997
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-10294

               INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FORMERLY INTERNATIONAL TOTALIZATOR SYSTEMS, INC.
                            ------------------------

                  CALIFORNIA                                     95-3276269
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)
  2131 FARADAY AVENUE, CARLSBAD, CALIFORNIA                        92008
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (760) 931-4000
                   REGISTRANT'S HOME PAGE HTTP://WWW.ILTS.COM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                (TITLE OF CLASS)

                                 COMMON SHARES
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 1998 was approximately $7,584,336
                            ------------------------

      Number of common shares outstanding at March 24, 1998 was 18,027,548

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the 1997 Annual Report to Stockholders of the Registrant: Parts II
                                     and IV

  Portions of the Proxy Statement for Annual Meeting of Stockholders, June 1,
                                 1998: Part III
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
ITEM 1.   BUSINESS....................................................   1
          General.....................................................   1
          DATAMARK(R) Terminals.......................................   1
          Wagering and Other Terminal Products........................   2
          Lottery Systems/Sales and Service Agreements................   2
          Revenue Sources.............................................   3
          Product Development.........................................   3
          Backlog.....................................................   3
          Marketing and Business Development..........................   4
          Manufacturing and Materials.................................   4
          Competition.................................................   4
          Employees...................................................   5
          Patents, Trademarks and Licenses............................   5
          Regulation..................................................   5
          Dependence Upon a Few Customers.............................   5
          Year 2000...................................................   5
          Seasonality.................................................   6
          Working Capital Practices...................................   6
          Environment Effects.........................................   6
          Export Sales................................................   6
ITEM 2.   PROPERTIES..................................................   6
ITEM 3.   LEGAL PROCEEDINGS...........................................   6
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   7
          Special Shareholders Meeting................................   7
          EXECUTIVE OFFICERS OF THE REGISTRANT........................   7

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.........................................   7
ITEM 6.   SELECTED FINANCIAL DATA.....................................   8
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   8
ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS...........................   8
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   8

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   8
ITEM 11.  EXECUTIVE COMPENSATION......................................   8
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   8
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   8

PART IV
ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.........................................   9

                                     PART I

ITEM 1.  BUSINESS

General

     The Registrant designs, manufactures, sells, manages, supports and services computerized ticket issuing systems and terminals for the global pari-mutuel and on-line lottery industries. The Registrant has also bid for long-term service contracts under which it intends to operate on-line lottery systems. The Registrant's technology can be used in other ticket-processing applications, such as keno gaming and automated ticket printer/readers for toll turnpike systems.

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

DATAMARK(R) Terminals

     The Registrant has developed several models of DATAMARK(R) terminals for different wagering applications. All are microprocessor-based and have a compact, lightweight design for countertop operation. The Registrant has recently developed a product called the DMNXT(TM) which allows a simple and inexpensive means for existing DATAMARK(R) customers to upgrade their older generation terminals to an Intel PC platform with improved features. The features include faster processing, higher resolution printing, and the ability to utilize cost effective, commercial off-the-shelf PC peripherals. Most DATAMARK(R) terminals are approximately 12" deep, 12" wide, 10" high, weigh approximately 27 pounds, and are accompanied by a built-in or external display and keyboards.

     The latest DATAMARK(R) models utilize a compact ticket path which allows the terminal to print on either side and read from both sides of the same ticket. The terminal contains a thermal printer which prints tickets quickly and quietly without ink, ribbons or impact, thereby improving print quality and reliability, and reducing maintenance expenses. The terminals use either pre-cut thermal coated tickets or thermal coated roll stock tickets or both. The terminals can also be configured to use impact printing on plain paper. Some models will sequentially read and print up to 50 tickets entered at one time.

     The basic functions of the DATAMARK(R) terminal are similar in all its wagering system applications. Initially, wagering or other selection data is entered into the terminal either manually by the operator via a keyboard, or by a ticket marked by the customer. The terminal transmits that information to the central computer, where a serial number is assigned to the transaction and a response is sent back to the terminal which then thermally prints the data either on the back of the customer-marked ticket or on a new ticket. As the data is being printed, the intelligent terminal verifies the readability of the bar code prior to ejecting the ticket to the player. When a ticket is cashed or presented for validation, the terminal optically reads the bar code and accesses the central computer to verify that payment is to be made with respect to the ticket. The central computer calculates the payout amount, transmits this data to the terminal and records the fact that the ticket has been paid, ensuring that tickets are not paid twice. The terminal prints the payout amount on the ticket giving visual evidence that the ticket has been paid, and directs the processed ticket to the operator.

     The DATAMARK(R) terminal's basic functions are supplemented by various features. In the horse racing industry, the DATAMARK(R) terminal is capable of issuing tickets for win, place or show betting, as well as for any feature pool currently being used in pari-mutuel wagering. The terminals are designed to facilitate multiple bets on one ticket and multiple selections for each bet. In addition, the bettor is able to mark bets on a pre-printed playslip, which is then read optically by the terminal, the amount wagered is calculated and the bet details printed on the back of the same ticket. Because the ticket is prepared away from the pari-mutuel clerk's window, betting transaction time is reduced, efficiency of the operation is improved and the bettor obtains more privacy in the betting transaction.

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

     The nucleus of each wagering system is the central computer installation that receives information from ticket-issuing terminals, accumulates wagering data, calculates odds and payouts, distributes information to the display systems and terminals, and generates management information reports. In cooperation with the customer, the Registrant designs the configuration of the central computer installation to provide fault-tolerant operation, high throughput and security. Each central computer installation typically includes a computer configuration and various peripheral devices, such as magnetic storage devices, management terminals and hardcopy printers, all of which are manufactured by others. Although certain of the Registrant's customers presently use software in their pari-mutuel systems which is proprietary to the Registrant, the software presently offered by the Registrant in its horse racing system is software, as enhanced and modified by the Registrant, acquired by license from The Hong Kong Jockey Club (The HKJC) and others.

     In addition to sales of terminals and systems, the Registrant realizes ongoing revenue from the sale of spare parts for use in the maintenance of its terminals, of which approximately 30,000 have been delivered to date. The Registrant also enters into contracts with its customers to provide software modifications, upgrades and support for its installed products.

Lottery Systems/Sales and Service Agreements

     Computerized, or on-line, lotteries are currently operated in many countries. Existing lottery systems include both manual systems and modern on-line systems. In an on-line lottery system, betting terminals are connected to a central computer installation by a communications network and the system typically utilizes a pari-mutuel pool or fixed payout, or both, in offering "lotto" and other numbers games.

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

     The Registrant has made significant modifications to The HKJC software. Chief among them is the migration of the system to a client-server architecture, the incorporation of Sybase relational database software, and the utilization of a Windows operating system for the management information subsystem called DataTrak(TM). These enhancements allow the system to be scaled to meet each customer's unique requirements and enables the customer to process data within a familiar software user interface environment. The Registrant has also added numerous new features to the base software, including instant ticket validation and player registration. In the Registrant's DataTrak lottery system, tickets are processed on DATAMARK(R) terminals which are connected to a central computer installation, usually by telephone lines. The central computer installation utilizes Digital Equipment Corporation hardware. The system has the following characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load, i.e., to reprogram the wagering terminals from the central computer installation via the communications network; a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure fault tolerant operation without data loss; and a comprehensive management information and control system.

     In July 1995, the Registrant sold its facilities management and equipment lease contracts for the lottery in Papua New Guinea to the principal shareholders of the operating company, The Lotto Pty. Ltd ("Lotto Pty."). The Registrant has recognized revenues in 1996 and 1997 from this sale and will continue to receive a percentage of Lotto Pty.'s sales over the next three years.

Revenue Sources

     The following table sets forth the revenue for the periods indicated attributable to different applications of the Registrant's technology:

                                                YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------
                                    1997       1996       1995       1994       1993
                                   -------    -------    -------    -------    -------
                                                 (DOLLARS IN THOUSANDS)
Racing Products and Services...    $ 2,443    $11,183    $10,448    $13,932    $14,680
Lottery Products and
  Services.....................      7,729      5,105      7,680      9,231     10,322
Other..........................        654        305        513        926         15
                                   -------    -------    -------    -------    -------
Total..........................    $10,826    $16,594    $18,641    $24,089    $25,017
                                   =======    =======    =======    =======    =======

Product Development

     The Registrant's ability to compete successfully depends in part upon its ability to meet the current and anticipated needs of its customers. To that end, the Registrant devotes a significant portion of its research and development activity to refining and enhancing the features of existing products, systems and software. In 1997 the Registrant spent approximately $1.7 million on engineering, research and development, as compared to $1.7 million and $1.4 million in 1996 and 1995, respectively.

     The Registrant developed the single roller DATAMARK Flipper(R) terminal (Flipper(TM)) with a unique reader/printer mechanism that meets the needs of many different applications by combining into one unit all of the functional capabilities of previous DATAMARK(R) reader/printer mechanisms in a modular fashion. Also, the Registrant has developed a terminal specifically aimed at lottery applications called the DATAMARK(R) XClaim(TM). This terminal can be configured to print tickets using thermal or impact printing.

     The Registrant has recently developed a product called the DMNXT(TM) which allows for a simple and inexpensive means for existing DATAMARK(R) customers to upgrade their older generation terminals to an Intel PC platform with improved features which include faster processing, higher resolution printing, and the ability to utilize cost effective, commercial off-the-shelf PC peripherals.

     The Registrant has been certified since February 1996 under ISO 9001 registration. This certification demonstrates quality in design development and manufacturing under ISO standards.

Backlog

     The backlog of orders for its products and services believed by the Registrant to be firm, amounted to approximately $5.0 million as of December 31, 1997, as compared to a backlog of approximately $1.7 million as of December 31, 1996. Of such backlog at December 31, 1997, approximately $3.3 million is expected to be filled during 1998. See BUSINESS-Dependence Upon A Few Customers.

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

     Contracts to provide products to the horse racing and lottery industries often are awarded through a competitive bidding process which can begin years before a contract is awarded and involves substantial expenditures by the Registrant. Through its contacts with existing customers and others in these industries, the Registrant often becomes aware of prospective projects before the customer circulates a request for proposal. If the Registrant is interested in the project it typically submits a proposal, either before or after the customer circulates a formal request for proposal, outlining the products it would provide and the services it would perform. If the proposal is accepted, the Registrant and its customer negotiate and enter into a contract on agreed terms.

     The Registrant's marketing efforts are carried out by the Registrant's professional marketing and engineering staff and frequently involve other executive officers of the Registrant. Marketing of the Registrant's products and services throughout the world is often performed in conjunction with consultants with whom the Registrant contracts, from time to time, for representation in specific market areas.

     The Registrant's success depends in large part on its ability to obtain new contracts to replace its existing contracts. The Registrant currently has proposals outstanding to supply systems, terminals or components for use in the pari-mutuel wagering industry and for lotteries in various foreign countries. In addition to contract sales for terminals and systems, the Registrant has had discussions with both new and existing customers regarding supplying products for their operations and expects to bid for additional contracts in the future. Because the realization of revenue from these prospects is dependent upon a number of factors, including the bidding process and product development, there can be no assurance that the Registrant will be successful in realizing revenue from any of these activities.

     Olympic Gold Holdings Limited, of the British Virgin Islands, a new customer of the Registrant placed a $2.6 million order for DATAMARK(R) lottery terminals and a computer operations system in May 1997. Olympic Gold operates an on-line lottery in the Ukraine, which began operations in December 1997.

Manufacturing and Materials

     Manufacture of the Registrant's systems and terminals is performed at its facilities in Carlsbad, California, and consists principally of the assembly of parts, components and subassemblies (most of which are designed by the Registrant) into finished products. The Registrant purchases many parts, components and subassemblies (some of which are designed by the Registrant) necessary for its terminals and the systems manufactured by the Registrant from outside sources and assembles them into finished products. These products and purchased computers are then integrated with standard peripherals purchased by the Registrant to construct racing and lottery systems. The Registrant generally has multiple sources for the various items purchased from vendors, but some of these items are state-of-the-art and could, from time to time, be in short supply. Certain other items are available only from a single supplier. For the twelve months ended December 31, 1997 no vendor accounted for 10% or more of the Registrant's raw material purchases.

Competition

     The Registrant competes primarily in the horse racing industry and the on-line lottery industry. The Registrant competes by providing high-quality wagering systems and terminals that are reliable, secure and fast. In addition, management believes that the Registrant offers its customers more flexibility in design and custom options than do most of its competitors.

     Management believes that the Registrant's main competitors in the sale of horse racing systems and on-line lottery systems in the domestic and international marketplace are: AWA Limited, an Australian company,

Essnet, a Swedish company, International Des Jeux, the French national lottery company, and four United States companies; GTECH Holdings Corporation, Autotote Limited, Video Lottery Technologies, and Scientific Games Holding Corporation. Management believes that the Registrant has been a substantial factor in the international marketplace. The Registrant's sales or leases in the United States have been insignificant. In general the Registrant's competitors have significantly greater resources than the Registrant. Competition for on-line lottery system contracts is intense.

Employees

     As of December 31, 1997, the Registrant employs 116 people worldwide on a full-time equivalent basis. Of this total, 54 were engaged in manufacturing and operations support, 30 in engineering and software development and 32 in marketing and administrative positions. None of the Registrant's employees is represented by a union, and the Registrant believes its relations with its employees are good.

Patents, Trademarks and Licenses

     The Registrant has five U.S. patents issued on its products. The Registrant believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of the Registrant than the benefits of patent protection. The Registrant typically requires customers, employees, licensees, subcontractors and joint venturers who have access to proprietary information concerning the Registrant's products to sign nondisclosure agreements, and the Registrant relies on such agreements, other security measures and trade secret law to protect such proprietary information. Central system software used in the Registrant's lottery system has been obtained under a non-exclusive license with The HKJC.

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

Dependence Upon a Few Customers

     The Registrant's business to date has been dependent on major contracts and the loss of one or failure to replace completed contracts with new contracts would have a materially adverse effect on the Registrant's business. During 1997, the Registrant's revenues were derived primarily from contracts with Olympic Gold Holding ($2.56 million), New South Wales Lotteries Corporation ($1.7 million); Leisure Management Berhad ($1.67 million); AB Travoch Galopp
(ATG) of Sweden ($0.76 million); and The Revenue Markets, Inc. ($0.64 million).

Year 2000

     Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is still evaluating the effort required and the related costs will be expensed as incurred.

Forward Looking Statement

     The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company's products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in this Annual Report.

Seasonality

     In general, the Registrant's business is not subject to seasonal effects.

Working Capital Practices

     The Registrant's sales contracts typically provide for deposits and progress payments which, have provided sufficient working capital for operations. With the Registrant entering into long-term lottery service agreements, a substantial portion of its working capital has been expended in previous years in attempting to establish viable operations in these investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference herein.

Environment Effects

     There are no significant capital expenditures required of the Registrant in order to comply with laws relating to protection of the environment.

Export Sales

     The majority of the Registrant's revenues are derived from contracts with foreign companies. As of December 31, 1997 the Registrant's equipment has been delivered and installed in Sweden, Norway, Hong Kong, Singapore, Ukraine, Australia, Finland, England, the Netherlands, Malaysia, Macau, China, Papua New Guinea, Belgium and the Philippines. The companies with which the Registrant contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. The Registrant has entered into a few contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies. The majority of the Company's sales are denominated in U.S. dollars and thus not subject to foreign currency fluctuations. However, the ultimate cost of the Company's products to its customers have increased due to recent fluctuations in the foreign exchange rates of many southeast Asian countries. At this point the Company does not believe that these fluctuations in exchange rates have had a material impact on any potential sales. However, any further significant decline in the economies of such Asian countries or in the value of their currencies could have a material adverse impact on the Company.

     The Registrant operates a wholly-owned subsidiary in Australia. Also, see
Note 5 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 8.

ITEM 2.  PROPERTIES

     The Registrant's U.S. facilities consist of approximately 41,500 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2000. The Registrant's Australian subsidiary leases approximately 13,000 square feet consisting of a manufacturing and administrative facility. The lease on this property expires in October 2001. The Registrant's United Kingdom subsidiary occupies an office-technical support facility in West Drayton, England of approximately 2,400 square feet, under a lease expiring in March, 1998, which will not be renewed. See Note 6 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 8.

ITEM 3.  LEGAL PROCEEDINGS

Shareholders' Class Action Litigation

     In 1994, shareholders of the Registrant filed class action lawsuits against the Registrant and several of its officers and directors. Those actions were consolidated in the United States District Court for the South District of California. Plaintiffs contended that during the class period (June 22, 1993 through June 21, 1994) the Registrant and the individual defendants made a series of public statements that failed to disclose adverse information about the Registrant's lottery service contracts, that these purported nondisclosures artificially inflated the price of the Registrant's stock, and that those purchasers who acquired their shares in reliance on the integrity of the market suffered damages as a result. On June 17, 1996, the court entered, in favor of the class shareholders, a judgment of a cash payment and 1.2 million shares of authorized but unissued common stock of the Registrant. In 1997, the final shares were distributed to the class shareholders.

WALTERS V ILTS, ET AL

     In November, 1995, Mr. James Walters, the former chairman and president of the Registrant, filed an action in the San Diego County Superior Court against the Registrant and its then current president, Frederick A. Brunn, alleging that certain statements in a magazine article were slander per se by the Registrant and Brunn and libel by the publishing company and the author, and that Mr. Walters suffered an invasion of privacy by all defendants. In addition, Mr. Walters alleged that erroneous information in the Registrant's 1995 proxy statement resulted in two other magazine articles publishing allegedly incorrect information. Mr. Walters seeks general and special damages of $9 million and punitive damages. On November 1, 1996, the San Diego County Superior Court entered a summary judgement in favor of the Registrant and Mr. Brunn. Mr. Walters has filed an appeal with the California Fourth District Court of Appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Shareholders Meeting

     On December 30,1997 the Registrant's shareholders approved an amendment to the Corporation's Articles of Incorporation authorizing the issuance of up to 20,000,000 shares of preferred stock, no par value, in one or more classes or series having such rights, privileges, designations and preferences as may be determined from time to time by the Board of Directors.

     The shareholder vote was as follows:

                                                                     PERCENTAGE OF
                                               VOTE (IN SHARES)    OUTSTANDING SHARES
                                               ----------------    ------------------
For the amendment..........................       10,411,499             57.75
Against the amendment......................          965,346              5.35
Abstain....................................          131,370              0.73
Broker Non-Vote............................        6,520,950             36.17

                      EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME              AGE                      V POSITION
          ----              ---                      ----------
M. Mark Michalko........    43     President
Robert F. McPhail.......    64     Vice President, International Sales & Marketing
Timothy R. Groth........    48     Vice President, Technical Operations
Dennis D. Klahn.........    39     Chief Financial Officer
Lawrence E. Logue.......    61     Corporate Secretary

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The information required by this item is included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 under the same caption and is incorporated herein by reference to such Annual Report.

     Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant, as set forth on the cover of this report, it has been assumed that all executive officers and directors of the Registrant and Berjaya Lottery Management (H.K.) Ltd. were affiliated persons. All of the Registrant's Common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the Common shares is based on the closing price reported in the Wall Street Journal for March 24, 1998, of $.7187 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included on page 6 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included on pages 7 through 10 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

     The information required by this item is included on pages 11 through 21 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference to such Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) List the following documents filed as a part of the report:

     1. and 2. Index to Consolidated Financial Statements and Financial Statement Schedule:

     (i) Report of Arthur Andersen LLP, Independent Public Accountants Report of Ernst & Young LLP, Independent Auditors

     (ii)  Consolidated Balance Sheets at December 31, 1997 and 1996*

     (iii) Consolidated Statements of Operations for each of the three years in the period ended
           December 31, 1997*IM

     (iv) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997*

     (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997*

     (vi)  Notes to Consolidated Financial Statements*
           *incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 1997.

     (vii) Schedule II -- Valuation and Qualifying Accounts (Form 10-K, page 10)

        All other schedules are omitted since the required information is not applicable.

3. EXHIBITS

     (3) Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form 10-K for the year ended December 31, 1994, File No. 0-10294).

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

         (c) The Registrant's 1986 Employee Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration Statement, File No. 33-34123, as filed on April 4, 1990).

         (d) The Registrant's 1988 Employee Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration Statement, File No. 33-34123, as filed on April 4, 1990).

         (e) The Registrant's 1990 Stock Incentive Plan (incorporated by reference to Form 10-K for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).

         (f) Agreement with The Hong Kong Jockey Club dated May 11, 1989 and amended on January 13, 1992 (incorporated by reference to Form 10-K for the year ended December 31, 1991, File No. 0-10294).

         (g)  The Registrant's 1997 Directors' Stock Option Plan.

     (13) Annual Report to Shareholders for the year ended December 31, 1997. With the exception of the information incorporated by reference into items 5, 6, 7, and 8 of this Form 10-K, the 1997 Annual Report to Shareholders is not deemed filed as part of this report.

     (21)        Subsidiaries of the Registrant.

     (23A)      Consent of Arthur Andersen LLP, Independent Public Accountants

     (23B)       Report of Arthur Andersen LLP, Independent Public Accountants

     (23C)      Consent of Ernst & Young LLP, Independent Auditors

     (23D)      Report of Ernst & Young LLP, Independent Auditors

         (b) A report on Form 8-K was filed during the last quarter of the period covered by this report reflecting a change in Registrant's Independent Accountants.

                                  SCHEDULE II

               INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                   BALANCE AT   CHARGED TO
                                                   BEGINNING    COSTS AND                 BALANCE AT
                  DESCRIPTION                       OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
                  -----------                      ----------   ----------   ----------   -----------
Years Ended:
December 31, 1997
  -- Warranty Reserves..........................    $257,921     $75,258      $ 88,558     $244,621
  -- Allowance for Doubtful Accounts............    $111,112     $64,596      $  2,410      173,298
December 31, 1996
  -- Warranty Reserves..........................    $297,727     $84,594      $124,400     $257,921
  -- Allowance for Doubtful Accounts............    $ 62,956     $61,764      $ 13,608     $111,112
December 31, 1995
  -- Warranty Reserves..........................    $347,117     $76,015      $125,405     $297,727
  -- Allowance for Doubtful Accounts............    $208,550     $60,000      $205,594     $ 62,956

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

                                          INTERNATIONAL LOTTERY &
                                          TOTALIZATOR SYSTEMS, INC.(TM)

                                                  /s/ DENNIS D. KLAHN
                                          By:
                                          --------------------------------------

                                            Dennis D. Klahn
                                            Chief Financial Officer

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

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
           /s/ THEODORE A. JOHNSON             Chairman of the Board                March 26, 1998
---------------------------------------------
             Theodore A. Johnson

            /s/ M. MARK MICHALKO               President                            March 26, 1998
---------------------------------------------
              M. Mark Michalko

             /s/ DENNIS D. KLAHN               Chief Financial Officer              March 26, 1998
---------------------------------------------
               Dennis D. Klahn

           /s/ FREDERICK A. BRUNN              Director                             March 26, 1998
---------------------------------------------
             Frederick A. Brunn

                                               Director                             March 26, 1998
---------------------------------------------
                Ng Foo Leong

         /s/ MARTIN J. O'MEARA, JR.            Director                             March 26, 1998
---------------------------------------------
           Martin J. O'Meara, Jr.

                                               Director                             March 26, 1998
---------------------------------------------
            Michael G.R. Sandberg

                                               Director                             March 26, 1998
---------------------------------------------
               Chan Kien Sing

               /s/ NG AIK CHIN                 Director                             March 26, 1998
---------------------------------------------
                 Ng Aik Chin