Form 10-K/A
period 1997-03-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1998-04-30
CIK 354813

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 CURRENT REPORT

                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                 Date of Report

                                 April 30, 1998



                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



California                          0-10294                       95-3276269
(State or Other                  (Commission                    (IRS Employer
Jurisdiction of                  File Number)                Identification No.)
Incorporation)



2131 Faraday Avenue, Carlsbad, CA                                      92008
(Address of principal executive office)                              (Zip Code)



        Registrant's telephone number, including area code (760) 931-4000

       This annual report on Form 10-K/A is filed by International Lottery & Totalizator Systems, Inc., a California corporation (the "Registrant"), as an amendment to that certain annual report on Form 10-K filed by the Registrant on March 31, 1997.

The information required by Part III of Form 10-K Items 10, 11, 12 and 13 are provided below:

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

COMPENSATION OF NAMED EXECUTIVE OFFICERS

       The following table shows, for the years ended December 31, 1997, 1996 and 1995, the compensation earned by the president and the four most highly compensated executive officers of the Company (the "Named Executive Officers") in 1997:

                           SUMMARY COMPENSATION TABLE


                                            ANNUAL                         LONG TERM
                                         COMPENSATION                     COMPENSATION
                                 ---------------------------------    -------------------------
                                                                       AWARDS        PAYOUTS
                                                                      --------     ------------
                                                                       Number
Name and                                                                 of         All Other
Principal                                                              Options     Compensation
Position(s)                      Year      Salary (3)     Bonus(4)       (5)            (6)
---------------------------------------------------------------------------------------------
M. Mark Michalko                 1997      $136,836      $ 11,917        80,000      $  4,235
President & Chief                1996      $120,810      $  4,896        23,000      $  3,461
Executive                        1995      $122,600      $      0             0      $      0
Officer and Director
---------------------------------------------------------------------------------------------
Robert F. McPhail                1997      $125,988      $ 11,785        10,000      $      0
Vice President, Sales            1996      $ 99,915      $  9,732             0      $      0
& Marketing                      1995      $109,775      $      0             0      $      0
---------------------------------------------------------------------------------------------
Timothy R. Groth                 1997      $109,464      $  4,270        20,000      $  3,184
Vice President,                  1996      $ 93,769      $  3,672        12,000      $  2,565
Technical Operations             1995      $ 94,115      $      0             0      $      0
---------------------------------------------------------------------------------------------
Ng Aik Chin (1)                  1997      $144,901      $  7,804             0      $  4,187
Executive Assistant to           1996      $ 84,983      $  3,447        12,000      $  2,327
the President and                1995      $127,061      $      0             0      $  3,464
Director
---------------------------------------------------------------------------------------------
Frederick A. Brunn, (2)          1997      $154,863      $      0        10,000      $      0
Director and former              1996      $142,680      $  5,824        33,000      $  4,141
President                        1995      $140,915      $      0             0      $  3,834

(1) Mr. Ng's Salary for each year included a $6,000 housing allowance and tax equalization payments of $30,556 in 1997, $0 in 1996 and $14,191 in 1995.
(2) Mr. Brunn's, 1997 Salary includes $12,203 relating to his retirement and $84,000 relating to his consulting agreement. (See Certain Relationships and Related Transactions herein).
(3) Perquisites for each Named Executive Officer in 1997, 1996 and 1995 are included under Salary and did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any such officer.
(4)     Amounts reflect lump sum distributions paid in November 1997 and 1996.
(5) All awards are incentive stock options, granted pursuant to the Company's 1990 Employee Stock Option Plan, except in the case of Mr. Brunn in which the option is pursuant to the 1997 Directors Option Plan.
(6) All amounts are Company matching contributions to the Employee Stock Bonus(401(k) Plan.

STOCK OPTION GRANTS

        The following table sets forth information regarding the grant of stock options during 1997 to the Named Executive Officers:

                              OPTION GRANTS IN 1997


                                                                                                 REALIZABLE VALUE AT
                                                                                                    ASSUMED ANNUAL
                                                                                                RATES OF STOCK PRICE
                                                                                                    APPRECIATION
                                                INDIVIDUAL GRANTS                                 FOR OPTION TERM (4)
                             ----------------------------------------------------------        ------------------------
                                              Percent
                                              of Total
                                              Options
                              Number of      Granted to        Exercise
                              Options        Employees           Price       Expiration
Name                         Granted (2)      in 1997          Per Share       Date (3)           5%              10%
-----------------------------------------------------------------------------------------------------------------------
Mark M. Michalko (1)            80,000              19%        $   1.28         5/15/07        $ 64,399        $163,199

-----------------------------------------------------------------------------------------------------------------------
Robert F. McPhail               10,000               2%        $   1.28         5/15/07        $  8,050        $ 20,400

-----------------------------------------------------------------------------------------------------------------------
Timothy R. Groth                20,000               5%        $   1.28         5/15/07        $ 16,100        $ 40,800

-----------------------------------------------------------------------------------------------------------------------
Ng Aik Chin                          0               0%        $   1.28         5/15/07        $      0        $      0

-----------------------------------------------------------------------------------------------------------------------
Frederick A. Brunn (A)          10,000               0%        $   1.56         9/24/02        $  9,811        $ 24,862

-----------------------------------------------------------------------------------------------------------------------

(1)     Awarded to Mr. Michalko upon becoming President.

(2) No stock appreciation rights were granted to any of the Named Executive Officers or other Company employees in 1997.

(3) The options were issued under the Company's 1990 Employee Stock Option Plan and are exercisable starting one year after the grant date, with 25% of the shares covered thereby becoming exercisable at that date and with an additional 25% of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date.

(4) The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the Securities and Exchange Commission over a ten-year term and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.

(A) This option is issued under the 1997 Director's Option Plan. The option is exercisable starting one year after the date of grant with 50% of the shares covered thereby becoming exercisable at that date and with the remaining 50% of the option shares becoming exercisable on the second anniversary date.

STOCK OPTION HOLDINGS

        The following table sets forth information with respect to the Named Executive Officers concerning unexercised stock options held as of December 31, 1997. There were no stock option exercises by executive officers in 1997 and there were no unexercised, in-the-money stock options at December 31, 1997.

                               UNEXERCISED OPTIONS


                                                                        NUMBER OF
                                                                       UNEXERCISED
                                                                        OPTIONS AT
                                                                     DECEMBER 31, 1997
--------------------------------------------------------------------------------------------
Name                                                            Exercisable    Unexercisable
-------------------------------------------------------------- -------------- --------------
M. Mark Michalko                                                   35,750        107,250
-------------------------------------------------------------- -------------- --------------
Robert F. McPhail                                                  80,000         10,000
-------------------------------------------------------------- -------------- --------------
Timothy R. Groth                                                   14,225         32,775
-------------------------------------------------------------- -------------- --------------
Ng Aik Chin                                                         8,000          9,000
-------------------------------------------------------------- -------------- --------------
Frederick A. Brunn                                                 83,250         41,000
--------------------------------------------------------------------------------------------



Item 12.       Security Ownership of Certain Beneficial Owners and Management

                                                                        Shares of
                                                                       Common Stock
                                                                    Beneficially Owned
                                                                   As of April 20, 1998
                                                                   --------------------

                                                                                      Percent
NAME OF BENEFICIAL OWNER                                         Amount              of Class
------------------------                                  --------------------       --------
Nominees for Director
FREDERICK A. BRUNN, 53, Director since 1989.                    120,701 (A)            *
        President from February 1994 to May 1997.
        Executive Vice President, Planning and
        Development 1990 to February 1994.

CHAN KIEN SING, 41, Director since June 1993.                    35,000 (B)            *
        Group Executive Director of Berjaya Group
        Berhad since 1990.

THEODORE A. JOHNSON , 57, Director since 1979.                   60,825 (B)            *
        President, Minnesota Cooperation Office
        for Small Business and Job Creation, Inc.
        from 1980 to present. Director of
        Surgidyne, Inc.

M. MARK MICHALKO, 43, Director since February 1994.              75,887 (A)            *
        President since May, 1997, Executive Vice
        President, from February 1994 to May 1997.
        President of Quantum Gaming Corp., a
        gaming industry consulting firm for more
        than five years prior to February 1994.

NG AIK CHIN, 43, Director since May 1997.  Executive             10,465 (A)            *
        Assistant to the President since 1994.
        Senior member of Berjaya Group Berhad's
        management for more than five years prior
        to 1994.

NG FOO LEONG, 47, Director since June 1993.                      35,000 (B)            *
        Executive Director, Sports Toto Malaysia
        Sdn Bhd, a lottery gaming company from
        1985 to present.

MARTIN J. O'MEARA, JR., 69, Director since 1979.                326,226 (B)            *
        President, The Budget Plan, Inc., a
        privately- owned company engaged in the
        consumer loan business and has been so
        employed for more than five years.

THE LORD SANDBERG OF PASSFIELD, 70, Director since                   115,000 (B)           *
        1987. Private investor. Chairman and Chief
        Executive of the Hong Kong and Shanghai
        Banking Corporation from 1977 to 1986.
        Director of Broadstreet Inc. a bank
        holding company.

TAN SRI DATO VINCENT TAN CHEE YIOUN, 46                            6,600,000 (C)           38%
        Group Chief Executive Officer of Berjaya
        Group Berhad since prior to 1992.
        Director, February, 1994 - May 1995.

TIMOTHY R. GROTH                                                      23,047 (A)            *

DENNIS D. KLAHN                                                       15,276 (A)            *

LAWRENCE E. LOGUE                                                      8,819 (A)            *

ROBERT F. MCPHAIL                                                    189,840 (A)            *

All directors and executive officers as a group (13 persons)       1,038,615 (A)(B)(C)      4%

Significant Shareholder

BERJAYA LOTTERY MANAGEMENT (H.K.) LIMITED ("BERJAYA")              6,600,000 (C)           38%
Level 28, Menara Shahzan Insas
Jalan Sultan Ismail
5020 Kuala Lumpur, Malaysia


------
(A) Includes the number of shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's 1986, 1988 and 1990 Employee Stock Option Plans as follows: 82,000 for Mr. Brunn; 20,500 for Mr. Groth; 11,500 for Mr. Klahn; 4,750 for Mr. Logue; 82,500 for Mr. McPhail; 63,250 for Mr. Michalko; 8,000 for Mr. Ng Aik Chin; and 272,500 for all executive officers as a group.

(B) Includes the number of shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's 1993 Directors' Stock Option Plan which for each such outside director is 35,000 and 175,000 for all such directors as a group.

(C) Mr. Vincent Tan is Chief Executive of the parent company of Berjaya; Mr. Chan Kien Sing and Mr. Ng Foo Leong are employees of an affiliate of Berjaya. Mr. Aik Chin Ng is also a designee of Berjaya to the Company's Board of Directors. All four individuals disclaim beneficial ownership of such shares.

*       Less than one percent of the outstanding common shares.

        Each director who is not an employee of the Company receives an annual retainer of $4,000 plus $500 per board meeting and reimbursement for all related expenses. The chairman of each committee who is not an employee of the Company receives an additional annual retainer of $1,000. Each committee member receives $500 per meeting and reimbursement of all related expenses, only if a committee meeting is held at a time when it does not coincide with a board meeting. Lord Sandberg is also a financial consultant to the Company and received fees of $12,500 in 1997.

During 1997, four meetings of the Board of Directors were held. Each incumbent director attended all meetings of the Board of Directors held during the year in which he was a director, except for both Mr. Chan Kien Sing and Mr. Ng Foo Leong who each missed one meeting. The Company has an Executive Committee which consists of Messrs. Chan, Johnson and Michalko. The Executive Committee held no meetings during the year. The Executive Committee may exercise all the authority of the Board in the management of the Company except for matters expressly reserved by law for board action. The Board also has an Executive Compensation Committee consisting of Messrs. Johnson, O'Meara, Sandberg, and Chan. The Executive Compensation Committee met twice during the year. Its function is to establish compensation for all executive officers of the Company and administer the Company's 1986, 1988, and 1990 Employee Stock Option Plans. The Company has an Audit Committee consisting of Messrs. Sandberg, O'Meara, Johnson and Chan which held two meetings during the year. The Audit Committee provides advice and assistance regarding accounting, auditing and financial reporting practices of the Company. Each year it recommends to the Board a firm of independent public accountants to serve as auditors. The Audit Committee reviews with such auditors the scope and result of their audit, fees for services and independence in servicing the Company. The Company also has a Nominating Committee consisting of Messrs. Chan, O'Meara, Johnson and Michalko. The Nominating Committee held one meeting during the year. The Nominating Committee seeks out, evaluates and recommends to the Board qualified nominees for election as directors of the Company and considers other matters pertaining to the size and composition of the Board. The Nominating Committee will give appropriate consideration to qualified persons recommended by shareholders for nomination as directors provided that such recommendations are accompanied by information sufficient to enable the Nominating Committee to evaluate the qualifications of the nominee. During 1997, the Company established an Affiliations Committee to review and approve the fairness to the Company of any transactions between the Company and Berjaya. The members of the Committee are Messrs. Brunn, Johnson and O'Meara. The Affiliations Committee held three meetings in 1997.

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

        Members of the Executive Compensation Committee (the "Committee") evaluate the performance of senior management, including the president, and review and approve the base compensation and lump sum distributions for the Company's executive officers. The Committee also administers the Company's Executive Bonus Plan and employee stock option plans. The Committee periodically reports to the Board on its activities.

        Compensation Philosophy

        The Committee bases its decisions on the Company's executive compensation philosophy, which relates the level of compensation to the Company's success in meeting its annual and long-term performance goals, rewards individual achievement and seeks to attract and retain qualified executives. The Company's executive compensation program consists of three principal components:
(i) base salary, (ii) potential for an annual lump-sum distribution based on individual performance and (iii) potential for an annual bonus under the Company's Executive Bonus Plan based upon the Company achieving a threshold level of profitability as well as individual performance. The second and third elements constitute "at-risk" portions of the compensation program. The Company positions its overall executive compensation levels at or near the median of the range of compensation levels for other companies comparable to the Company located in Southern California and who are viewed as competitors for executive talent in the overall labor market. This data is obtained from surveys conducted by external compensation consultants and trade associations. In reviewing this data, ILTS takes into account how its compensation policies and overall performance compare to similar indices for comparable companies.

        The Company employs a formal performance review system for all employees, including the president and the other Named Executive Officers (as defined on page 7). This process generates information that the Committee uses in making decisions on base compensation, lump-sum distributions and awards under the Company's Executive Bonus Plan. The president is responsible for preparing the reviews on all executive officers other than himself. The Committee Chairman is responsible for preparing the review on the president. All reviews are then discussed and approved by the Committee. Executive performance is measured both in terms of the performance of the Company as a whole and various individual performance factors, including the performance of divisions for which such officer had management responsibility and individual managerial accomplishments.

        The Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to any "covered employee" (which are defined as the president and the Company's other four most highly compensated officers, as of the end of a taxable year) to the extent that the compensation of any individual "covered employee" exceeds $1 million in any taxable year of the corporation beginning after 1993. Compensation which is payable pursuant to written binding agreements entered into before February 18, 1993 and compensation which constitutes "performance based compensation" is excludable in applying the $1 million limit. It is the Company's policy to qualify the compensation paid to its top executives for deductibility under the new law in order to maximize the Company's income tax deductions. Based upon the Internal Revenue Service's regulations and projected compensation payable to the Company's "covered employees" for the 1998 taxable year, all compensation payable by the Company in 1998 to such covered employees should be deductible by the Company.

        Base Salaries

        In determining base salaries for executive officers, the Committee reviews external comparative data and also receives recommendations from management. The Committee bases its decisions on such data, as well as internal salary comparisons and individual performance evaluations. Under this system, salary increases have generally the same effect as a cost of living adjustment, although increases are not expressly tied to any cost of living indicator. Increases are awarded, however, only to those executives who are performing at a satisfactory level or above. The Company's philosophy is that the base salary taken alone is generally lower than salary levels at comparable companies. Thus, executives are required to earn awards under the "at-risk" portions of the compensation program described below in order to reach a competitive compensation level.

        Lump Sum Distributions

        Under traditional compensation systems, merit compensation increases are made through increases in base pay. Under such systems, once the merit component has been earned it is included in base salary going forward and becomes a permanent part of cash compensation. In 1990, the Company instituted a different system in which the merit component of compensation for employees was divided into a base salary increase (discussed above) and a lump sum distribution awarded annually.

        The lump sum distribution is delivered apart from base salary in a separate annual check and must be re-earned by employees each year. The Company believes that this lump sum distribution system emphasizes a performance culture and provides a more direct link between employee compensation and performance. The system also allows the Company to create greater differences in employee compensation based upon performance. The relationship of pay to performance is further strengthened by the high visibility of the lump sum distribution.

        Lump sum distributions are paid in October of each year based upon the employee performance reviews. Determinations as to whether an employee has earned a lump sum distribution are not tied directly to Company performance. Employees have no entitlement to receive a lump sum distribution. Accordingly, the decision as to whether or not to make a lump sum distribution is impacted by the overall performance of the Company.

        Executive Bonus Plan

        In addition to base compensation and lump sum distributions, executives are eligible to participate in the Company's Executive Bonus Plan. Under the Executive Bonus Plan, the Committee has set threshold levels of net after tax profit, exclusive of extraordinary items, for 1997 and 1998. No bonus awards are made for any year in which the Company does not meet the threshold profitability level. The amount of the bonus pool is based on a percentage of the Company's net after tax profits above the profitability thresholds and shall not cause the net after tax profit to fall below the threshold after computation of the bonus pool. During each year of the Executive Bonus Plan, the Company's research and development budget must be maintained at a level to ensure that the Company's new product development is sufficient to keep it competitive in its marketplace, and continuation engineering sufficient to maintain the Company's existing products must also be maintained. The Committee retains discretion to adjust the bonus pool and awards based upon extraordinary circumstances and other criteria as determined by the Committee.

        Individual awards under the Executive Bonus Plan are determined by the size of the bonus pool and individual performance of the executive. The Committee has structured the Executive Bonus Plan so that award potential is consistent with competitive norms and potentially represents a significant percentage of the executive's overall compensation in any given year. Awards are paid after completion of the Company's audited financial statements for that year.

        The Company did not meet the profitability threshold under the Executive Bonus Plan for 1997. Accordingly, no awards were made with respect to 1997.

        Stock Options

        The Committee believes that grants of stock options serve to align the interests of executive officers with shareholder value. The number of stock options granted takes into account the recipient's position and is intended to recognize different levels of responsibility. In determining the level of stock option grants, the Committee also considers competitive practices. As a result, grants may vary from year to year.

                        EXECUTIVE COMPENSATION COMMITTEE

            Theodore A. Johnson,                Martin J. O'Meara, Jr.
            Chairman

            Michael G.R. Sandberg               Chan Kien Sing


                                 April 30, 1998

Item 13.  Certain Relationships and Related Transactions

        Berjaya Transactions

        During 1997 the Company received $1,154,103 as payment from three different affiliates of Berjaya which are lottery customers of the Company and as of December 31, 1997 there was a balance outstanding owed to the Company by these customers of $172,512. Payments were primarily from Philippine Gaming Management Corporation in an amount of $161,840 related to a October, 1996 lottery terminal contract and $462,787 for spare parts delivered in 1997. The Company has software support agreements with Sports Toto Malaysia Sdn Bhd and Natural Avenue Sdn Bhd of Malaysia ("Natural Avenue") each of which pays approximately $7,000 per month to the Company. In addition, during 1997 Natural Avenue paid the Company $82,600 for software upgrades and modifications to its lottery system.

        On December 2, 1997, the Company issued a Notice of Special Meeting and Proxy Statement in connection with a shareholders special meeting held on December 30, 1997 to approve a proposed amendment to the Company's Articles of Incorporation to provide for the issuance of up to 20 million shares of preferred stock. The Proxy Statement described a proposed purchase by Berjaya of $5 million of Series A Preferred Stock and described the proposed terms of the Series A

Preferred Stock to be finally approved by the Company's Affiliations Committee of the Board of Directors. The purchase by Berjaya of the $5 million preferred stock has not been concluded.

        Consulting Agreements

        Mr. Brunn

        In May 1996, Mr. Brunn and the Company entered into a Consulting Agreement (the "Consulting Agreement") in connection with Mr. Brunn's resignation as President of the Company.

        Pursuant to the Consulting Agreement Mr. Brunn agreed to provide technical consulting services to the Company through May 14, 1999 subject to earlier termination under certain circumstances (the "Consulting Period"). In compensation, the Company paid Mr. Brunn consulting fees of $89,600 in 1997, and is obligated to pay in monthly installments $93,800 in 1998 and $28,000 in 1999, whether or not the Company utilizes his services. In the event that Mr. Brunn dies during the Consulting Period, the Company will pay his estate an amount equal to 100% of the remaining payment due through April 10, 1998 and 50% of the remaining payment due to be made through the Consulting Period. In addition, Mr. Brunn agreed not to directly or indirectly compete with the Company during the Consulting Period, except as otherwise provided in the Consulting Agreement.

        The Company further agreed to continue Mr. Brunn's health benefits through November, 1998 and to cause the stock options held by Mr. Brunn to become immediately vested and exercisable and to remain exercisable through the earlier of the original expiration date or May 16, 2001.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


        Dennis D. Klahn, Lawrence E. Logue and Robert F. McPhail did not timely file the initial Form 3 on becoming corporate officers in May, 1997. No stock transactions occurred during the delinquent period.

        Ng Aik Chin did not report Company shares held in his 401(k) savings plan account on his Form 5.

        The Company believes, based upon a review of reports furnished to the Company and written representations that no other reports were required, and that, except as noted above, during 1997 its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)





                                        By: /s/ Dennis D. Klahn
                                            ------------------------------------
                                            Dennis D. Klahn
                                            Chief Financial Officer

Dated: April 30, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                              Title                                    Date

/s/Theodore A. Johnson                 Chairman of the Board                    April 30, 1998
---------------------------
Theodore A. Johnson


/s/M. Mark Michalko                    President                                April 30, 1998
---------------------------
M. Mark Michalko


/s/Dennis D. Klahn                     Chief Financial Officer                  April 30, 1998
---------------------------
Dennis D. Klahn


/s/Frederick A. Brunn                  Director                                 April 30, 1998
---------------------------
Frederick A. Brunn


---------------------------            Director                                 April     , 1998
Ng Foo Leong


/s/Martin J. O'Meara, Jr.              Director                                 April 30, 1998
---------------------------
Martin J. O'Meara, Jr.


---------------------------            Director                                 April     , 1998
Michael G.R. Sandberg


---------------------------            Director                                 April     , 1998
Chan Kien Sing


/s/ Ng Aik Chin                        Director                                 April 30, 1998
---------------------------
Ng Aik Chin

                                  EXHIBIT INDEX


Exhibit No.         Exhibit
-----------         -------
3                   Certificate of Amendment of Articles of Incorporation

10(g)               1997 Directors' Stock Option Plan