Form 10-Q
period 1998-03-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1998-05-15
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of March 31, 1998, 18,027,548 shares of common stock were outstanding.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


PART I                FINANCIAL INFORMATION                           PAGE
Condensed Consolidated Balance Sheets
        March 31, 1998 (Unaudited) and December 31, 1997                3

Condensed Consolidated Statements of Operations and
        Comprehensive Income (Unaudited)
        Three Months Ended March  31, 1998 and 1997                     4

Condensed Consolidated Statements of Cash Flows (Unaudited)
        Three Months Ended March 31, 1998 and 1997                      5

Notes to Condensed Consolidated Financial Statements  (Unaudited)       6

Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             8

PART II                 OTHER INFORMATION

Legal Proceedings                                                      10

Other Information                                                      10

Signatures                                                             12

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                            Condensed Consolidated Balance Sheets


                                                                 MARCH 31,        DECEMBER 31,
                                                                   1998               1997
                                                               ------------       ------------
(Thousands of dollars, except per share amounts)                (UNAUDITED)           (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents                                    $      1,441       $      2,371
  Accounts receivable, net of allowance                               1,139              1,040
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                            922              1,716
  Inventories, at lower of cost (first-in,
     first-out method) or market                                      2,237              2,544
  Other current assets                                                  138                111
                                                               ------------       ------------
Total current assets                                                  5,877              7,782
Equipment, furniture and fixtures, net                                  773                802
Other                                                                    85                 78
                                                               ------------       ------------
Total assets                                                   $      6,735       $      8,662
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $        397       $        575
  Billings in excess of costs and estimated earnings on
    uncompleted contacts                                                652                386
  Accrued payroll and related taxes                                     789                839
  Related party liability                                               146                146
  Other current liabilities                                           1,898              2,624
                                                               ------------       ------------
Total current liabilities                                             3,882              4,570
Shareholders' equity:
  Common shares; no par value: authorized shares
  50,000,000 - issued and outstanding shares 18,027,548
                                                                     51,103             51,103
  Accumulated deficit                                               (48,183)           (46,659)
  Foreign currency translation adjustment                               (67)              (352)
                                                               ------------       ------------
Total shareholders' equity                                            2,853              4,092
                                                               ------------       ------------
Total liabilities and shareholders' equity                     $      6,735       $      8,662
                                                               ============       ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

    Condensed Consolidated Statements of Operations and Comprehensive Income
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                        1998          1997
                                                    ------------   ------------
(Thousands of dollars, except per share amounts)

Revenues:
   Sales of products                                $      1,301   $      1,724
   Services                                                  525            650
                                                    ------------   ------------
Total revenues                                             1,826          2,374
Costs of revenues:
   Cost of sales of products                               1,152          1,545
   Cost of services                                          379            403
                                                    ------------   ------------
Total costs of revenues                                    1,531          1,948
                                                    ------------   ------------
Gross profit                                                 295            426
   Engineering, research and development                     539            326
   Selling, general and administrative                     1,295          1,848
                                                    ------------   ------------
Loss from operations                                      (1,539)        (1,748)
Other income and (expense), net                               15            186
                                                    ------------   ------------
Net loss                                                  (1,524)        (1,562)
                                                    ============   ============
Other comprehensive income:
   Foreign currency translation adjustments                  285           (136)
                                                    ------------   ------------
Comprehensive loss                                  ($     1,239)  ($     1,698)
                                                    ============   ============
Net loss per share - basic and diluted              ($      0.08)  ($      0.09)
                                                    ============   ============
Number of shares used in computation of net
  loss per share - basic and diluted                      18,028         18,016
                                                    ============   ============


See accompanying notes.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)
                                       .
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
(Thousands of dollars)                                              1998          1997
                                                                ------------  ------------
Cash flows from operating activities:
  Net loss                                                           ($1,524)      ($1,562)
  Adjustments to reconcile net loss to net cash used for
  operating activities:
     Depreciation and amortization                                        96           182
     Gain on sale of subsidiaries and lottery service
       operations                                                         --           159
     Changes in assets and liabilities:
       Accounts receivable                                               (99)         (247)
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                        794           389
       Deposit                                                            --        (2,247)
       Inventories                                                       307           172
       Accounts payable                                                 (178)          106
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                           266          (159)
       Accrued payroll and related taxes                                 (50)            5
       Related party liability                                            --          (220)
       Other                                                            (755)         (105)
                                                                ------------  ------------
  Net cash used for operating activities                              (1,143)       (3,527)
                                                                ------------  ------------
Cash flows from investing activities:
  Additions to equipment                                                 (65)          (45)
  Other                                                                   (7)          (28)
                                                                ------------  ------------
    Net cash used for investing activities                               (72)          (73)
                                                                ------------  ------------
Effect of exchange rate changes on cash                                  285          (136)
                                                                ------------  ------------
Decrease in cash and cash equivalents                                   (930)       (3,736)
                                                                ------------  ------------
Cash and cash equivalents at beginning of period                       2,371         5,387
                                                                ------------  ------------
Cash and cash equivalents at end of period                      $      1,441  $      1,651
                                                                ============  ============

See accompanying notes.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1998
                             (Thousands of dollars)

1. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), considered necessary for a fair presentation of the financial condition, results of operations and comprehensive income and cash flows for such periods have been included.

        The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

        The Registrant's consolidated financial statements were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant incurred net losses of $13,869, $5,498 and $5,938 in 1995, 1996 and 1997, respectively, while revenues decreased from $18,641 in 1995 to $10,826 in 1997. During the three months ended March 31, 1998, revenues were $1,826 and the Registrant incurred a net loss of $1,524. The Registrant is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to 3 months lead-time before delivery of hardware begins. At March 31, 1998, the Registrant has a backlog of $7,400 compared to backlog of $5,000 at December 31, 1997.

        At March 31, 1998, the Registrant had working capital of $1,836. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

        Management anticipates that it will be successful in recovering its investment in existing contracts and obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient new contract revenues or obtaining additional financing. If the Registrant is unable to recover its investment in existing contracts, obtain sufficient new contract revenue or financing, management will be required to reduce the Registrant's operations. On February 27, 1998, the Registrant's largest shareholder, Berjaya Lottery Management (Berjaya), agreed to provide financial support if and when necessary to ensure that the Registrant's operations continue for at least one year from December 31, 1997. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

2. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.

3. Inventories - The inventory balance at March 31, 1998 and December 31, 1997 is composed entirely of raw materials and work in process.

4. The Registrant is obligated under a $3,100 contract, signed in 1994, with The Revenue Markets Inc. (TRMI) to supply ticket handling equipment for The New York State Thruway Authority (NYSTA).

        The Registrant delivered substantially all of the hardware under the contract in the first quarter of 1998. In prior years, the Registrant has accrued and recognized the entire estimated loss of $1,100 on the contract and does not expect to realize any losses beyond amounts accrued at March 31, 1998.

5. In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for $175 in cash and a note of $1,300. The Registrant is accounting for the sale under the cost recovery method. At March 31, 1998, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt. The installment payments and certain minimum percentage payments are secured by the lottery assets and certain personal guarantees. During the three months ended March 31, 1998 and 1997, payments aggregating $0 and $159, respectively, were received and recognized as other income. As of March 31, 1998, future payments expected to be received aggregate approximately $700.

6. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

7. On January 1, 1998 the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." The effect of the implementation was to include the change in the foreign currency translation adjustment in shareholders' equity as a component of the statement of operations and comprehensive income. All prior periods were restated to conform with the implementation of SFAS No. 130.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

Results of Operations

During the quarter ended March 31, 1998, revenue from the sale of products decreased by 25%, or $423, to $1,301 from $1,724 in the quarter ended March 31, 1997. This decrease is the result of lower levels of spares shipments and contract revenues. Service related revenues decreased by 19%, or $125, to $525 from $650 in the quarter ended March 31, 1997. This decrease is the result of fewer customer support projects in 1998. The gross profit on sales of products was 11% in 1998, compared to 10% in 1997. The gross profit on services was 28% in 1998 compared to 38% in 1997. The decrease in services gross profit was due to a higher level of costs incurred related to customer software support agreements in 1998. Engineering, research and development expenses in the first quarter of 1998 increased 65% to $539 compared to $326 in the first quarter of 1997. The 1998 costs were primarily related to expanding the functionality of the Data Trak lottery software and development of an off-line selling system which can interface with on-line Datamark terminals. Selling, general and administrative expenses decreased by 30%, or $553, to $1,295 for the first quarter of 1998 compared to $1,848 for the first quarter of 1997. This decrease is primarily due to cost reduction actions implemented in 1997.

As part of its strategic plan, the Registrant intends to pursue long-term service contracts as a source of revenue. Service contracts pose capital investment risks for the Registrant that do not exist in its product sale business. Service contracts require up-front investments of capital which is repaid only after a system becomes operational, based upon a percentage of the customer's gross receipts from the system. The Registrant, therefore, bears the risk that scheduling delays may occur, a system may not become operational or that the customer's gross receipts from the system may be less than projected. If the Registrant enters into a long-term service contract, the Registrant must seek the funds necessary to implement the project from Berjaya or other sources.

Liquidity and Capital Resources

During the quarter ended March 31, 1998, the Registrant's working capital decreased by $1,376 primarily as a result of the $1,524 net loss for the quarter. The Registrant's consolidated financial statements for the year ended December 31, 1997 and the three months ended March 31, 1998 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 1998, the Registrant had working capital of $1,836. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions which would generate sufficient resources to assure continuation of the Registrant's operations.

Management anticipates that it will be successful in obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient contract revenue or obtaining additional funding. If the Registrant is unable to obtain sufficient contract revenue or funding, management will be required to reduce the Registrant's operations.

On February 27, 1998, the Registrant's largest shareholder, Berjaya Lottery Management (Berjaya), agreed to provide financial support if and when necessary to ensure that the Registrant's operations

             INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

continue for at least one year from December 31, 1997. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

The Registrant's reporting currency is the U.S. dollar. Historically, a majority of the Registrant's sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been effected principally by the Registrant's international subsidiaries. In accordance with U.S. accounting requirements, sales denominated in foreign currencies are translated into the local functional currency and then into U.S. dollars, at an average exchange rate in effect during the period. In addition, the Registrant incurs operating and technical support related expenses in Australian dollars in connection with its Australian operations and also incurred operating expenses in local currency at its United Kingdom location. Thus, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Registrant, and such effect may be material in any individual reporting period. To the extent that the Registrant incurs operating expenses in local currencies at its foreign subsidiaries, the Registrant has a natural hedge against a portion of the possible fluctuation in foreign currency exchange rates of revenues in such currencies. As the contracts are predominantly denominated in the functional currency of the subsidiary performing under the contract, the Registrant has historically incurred immaterial amounts of transaction gains or losses.

Additionally, the balance sheet of the Registrant's Australian subsidiary is translated into U.S. dollars and consolidated with the balance sheet of the Registrant's domestic subsidiary in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of shareholders' equity reported by the Registrant, and such effect may be material in any individual reporting period.

As of March 31, 1998 there were no material commitments for capital expenditures.

Year 2000

Management has initiated an enterprise-wide program to prepare the Registrant's computer systems and applications for the Year 2000. The Registrant expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. The Registrant is still evaluating the effort required, and the related costs will be expenses as incurred.

Forward Looking Statements

The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Registrant's products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Item 5. Other Information

NASDAQ Notification

On April 3, 1998, the Registrant received a letter from NASDAQ informing the Registrant, pursuant to NASDAQ regulations that became effective in February 1998, that the Registrant's stock closing bid price had not exceeded $1.00 for a 30 consecutive day period ending on April 3, 1998. Pursuant to the letter, the Registrant's stock price must comply with the NASDAQ $1.00 minimum bid price rule for 10 consecutive trading days during a 90-day compliance period ending July 3, 1998 or the Registrant's stock will be removed from the NASDAQ listing on either its National or Small Cap Market at the opening of business on July 7, 1998. If the Registrant's stock were so delisted, any stock trading would be conducted on the OTC Bulletin Board or in the over the counter market.

Proposed 3 for 1 Reverse Stock Split

In order to increase the price of the Common Stock to a level above the $1.00 minimum bid price requirement for its NASDAQ listing, the Board of Directors of the Registrant has unanimously approved, subject to shareholder approval on June 1, 1998 at the Annual Shareholders Meeting, a proposed amendment to the Registrant's Articles of Incorporation, (the "Amendment"), which will effect a three for one reverse stock split (the "Reverse Split") of the Registrant's outstanding shares of Common Stock.

There can be no assurance, however, that the Reverse Split will increase the stock price above the $1.00 per share minimum. If the Reverse Split occurs, and the Registrant's stock price meets the $1.00 minimum bid price, there can be no assurance that the Registrant will be able to maintain its NASDAQ listing. Specifically, the Registrant's net tangible assets are below the $4 million NASDAQ National Market minimum threshold as a result of the 1998 first quarter loss. As a result, the Registrant will require an addition to equity capital by late May 1998 to avoid having NASDAQ move the Registrant's common stock from the NASDAQ National Market to the NASDAQ Small Cap Market. Moreover, any further Registrant quarterly losses in 1998 may cause the Registrant to fall below the $2 million net tangible asset threshold necessary to maintain a listing on the NASDAQ Small Cap Market and the Registrant's stock would be moved to the OTC Bulletin Board.

In the event that the Registrant's securities are removed from the NASDAQ National Market and moved to the OTC Bulletin Board, investors could find it difficult to obtain accurate quotations as to the price of the Common Stock and to buy or sell the Common Stock, and there may be reduced media coverage of the Registrant.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

The Board reserves the right, notwithstanding shareholder approval, not to proceed with the Reverse Split, if, at any time prior to filing the Amendment with the California Secretary of State, the Board of Directors, in its sole discretion, determines that the Reverse Split is no longer in the best interest of the Registrant or its shareholders. However, it is the Board's present intention to effect the Reverse Split as promptly as practicable following receipt of the requisite shareholder approval unless prior to the filing of the Amendment in early June 1998, the Registrant's stock price equals or exceeds $1.00 per share for 10 consecutive trading days as required by the NASDAQ regulations.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)




                        /s/ M. MARK MICHALKO
                        -------------------------------
                        M. Mark Michalko
                        President


                        /s/ DENNIS D. KLAHN
                        -------------------------------
                        Dennis D. Klahn
                        Chief Financial Officer





Date:  May 15, 1998