Form 10-Q
period 1998-06-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1998-08-14
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of June 30, 1998, 6,009,183 shares of common stock were outstanding.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)



PART I               FINANCIAL INFORMATION                                                   PAGE
Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets
                               June 30, 1998 (Unaudited) and December 31, 1997                  3
                     Condensed Consolidated Statements of Operations (Unaudited)
                     Three Months Ended June 30, 1998 and 1997
                               and Six Months Ended June 30, 1998 and 1997                      4
                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                               Six Months Ended June 30, 1998 and 1997                          5

                     Notes to Condensed Consolidated Financial Statements  (Unaudited)          6

Item 2.              Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                              8

PART II              OTHER INFORMATION

Item 1.              Legal Proceedings                                                         11

                     Submission of Matters to a Vote of Security Holders                       11

                     Signature                                                                 13


              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

PART I               FINANCIAL INFORMATION
Item 1.              Financial Statements


                      Condensed Consolidated Balance Sheets

                                                                    JUNE 30,             DECEMBER 31,
                                                                      1998                  1997
(Thousands of dollars)                                             (UNAUDITED)              (NOTE)
                                                                   -----------           -----------
ASSETS
Current assets:
    Cash and cash equivalents                                      $       778           $     2,371
    Accounts receivable, net of allowance                                1,198                 1,040
    Costs and estimated earnings in excess of billings on
        uncompleted contracts                                              742                 1,716
    Inventories, at lower of cost (first-in,
        first-out method) or market                                      3,318                 2,544
    Other current assets                                                   197                   111
                                                                   -----------           -----------
Total current assets                                                     6,233                 7,782
Equipment, furniture and fixtures, net                                     746                   802
Other                                                                       77                    78
                                                                   -----------           -----------
Total assets                                                       $     7,056           $     8,662
                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $     1,226           $       575
    Billings in excess of costs and estimated earnings on
        uncompleted contracts                                              973                   386
    Accrued payroll and related taxes                                    1,013                   839
    Related party liability                                                130                   146
    Other current liabilities                                            1,476                 2,624
                                                                   -----------           -----------
Total current liabilities                                                4,818                 4,570
Shareholders' equity:
    Common shares; no par value: authorized shares
    50,000,000 - issued and outstanding
    shares 6,009,183                                                    51,103                51,103
    Accumulated deficit                                                (48,798)              (46,659)
    Foreign currency translation adjustment                                (67)                 (352)
                                                                   -----------           -----------
Total shareholders' equity                                               2,238                 4,092
                                                                   -----------           -----------
Total liabilities and shareholders' equity                         $     7,056           $     8,662
                                                                   ===========           ===========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

           Condensed Consolidated Statements of Operations (Unaudited)




                                                           THREE MONTHS                          SIX MONTHS
                                                             ENDED                                ENDED
                                                            JUNE 30,                              JUNE 30,
                                                            --------                             --------
(Thousands of dollars, except per share amounts)
                                                       1998              1997              1998              1997
                                                      -------           -------           -------           -------
Revenues:
    Sales of products                                 $ 2,349           $ 3,386           $ 3,650           $ 5,110
    Services                                              568               600             1,093             1,250
                                                      -------           -------           -------           -------
Total revenues                                          2,917             3,986             4,743             6,360
Costs of revenues:
    Cost of sales of products                           1,078             1,856             2,230             3,401
    Cost of services                                      436               428               815               831
                                                      -------           -------           -------           -------
Total costs of revenues                                 1,514             2,284             3,045             4,232
                                                      -------           -------           -------           -------
Gross profit                                            1,403             1,702             1,698             2,128
    Engineering, research and development                 459               312               998               638
    Selling, general and administrative                 1,719             1,496             3,014             3,344
                                                      -------           -------           -------           -------
Loss from operations                                     (775)             (106)           (2,314)           (1,854)
Other income and (expense), net                           160               118               175               304
                                                      -------           -------           -------           -------
Net income (loss)                                     ($  615)          $    12           ($2,139)          ($1,550)
                                                      =======           =======           =======           =======
Other comprehensive income:

    Foreign currency translation adjustments                0               (67)              285              (203)
                                                      -------           -------           -------           -------
Comprehensive loss                                    ($  615)          ($   55)          ($1,854)          ($1,753)
                                                      =======           =======           =======           =======
Net income (loss) per share - basic and diluted       ($ 0.10)          $  0.00           ($ 0.31)          ($ 0.29)
                                                      =======           =======           =======           =======

Number of shares used in computation of net
    loss per share - basic and diluted                  6,009             6,009             6,009             6,009
                                                      =======           =======           =======           =======


Note: The number of shares used in the computation of per share amounts has been adjusted to reflect the 3 for 1 reverse stock split which was effective June 12, 1998.

See accompanying notes.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)


           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                                --------
(Thousands of dollars)                                                    1998              1997
                                                                        -------           -------
Cash flows from operating activities:
    Net loss                                                            ($2,139)          ($1,550)
    Adjustments to reconcile net loss to net cash
    used for operating activities:
        Depreciation and amortization                                       172               346
        Changes in assets and liabilities:

            Accounts receivable                                            (158)              461
            Costs and estimated earnings in excess of billings
               on uncompleted contracts                                     974               446
            Inventories                                                    (774)              422
            Accounts payable                                                651              (270)
            Billings in excess of costs and estimated earnings
               on uncompleted contacts                                      587               182
            Accrued payroll and related taxes                               174                 3
            Other                                                        (1,330)             (240)
                                                                        -------           -------
        Net cash used for operating activities                           (1,843)             (200)
                                                                        -------           -------
Cash flows from investing activities:
    Lottery service agreement sale proceeds and advance
        repayments                                                           80               239
    Additions to equipment                                                 (130)              (35)
    Proceeds from sale of subsidiary                                         --                90
    Other                                                                    15               (21)
                                                                        -------           -------
        Net cash used for investing activities                              (35)              273
                                                                        -------           -------

Effect of exchange rate changes on cash                                     285              (203)
                                                                        -------           -------
Decrease in cash and cash equivalents                                    (1,593)             (130)
Cash and cash equivalents at beginning of period                          2,371             5,387
                                                                        -------           -------
Cash and cash equivalents at end of period                              $   778           $ 5,257
                                                                        =======           =======

  See accompanying notes.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1998
                             (Thousands of dollars)

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

           The Registrant's consolidated financial statements were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant incurred net losses of $13,869, $5,498 and $5,938 in 1995, 1996 and 1997, respectively, while revenues decreased from $18,641 in 1995 to $10,826 in 1997. During the six months ended June 30, 1998, revenues were $4,743 and the Registrant incurred a net loss of $2,139. The Registrant is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to 3 months lead-time before delivery of hardware begins. At June 30, 1998, the Registrant has a backlog of $6,535 compared to backlog of $4,988 at December 31, 1997.

           At June 30, 1998, the Registrant had working capital of $1,415. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions, including the proposed acquisition of a controlling interest in Prime Gaming Philippines Inc., which management believes should generate sufficient resources to assure continuation of the Registrant's operations.

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

3. Inventories - The inventory balance at June 30, 1998 and December 31, 1997 is composed entirely of raw materials and work in process.

4. In July 1995, the Registrant sold all interests in its Papua New Guinea lottery operation to the principal shareholders of the lottery licensee for $175 in cash, a note of $1,300 and certain minimum percentage payments. The Registrant is accounting for the sale under the cost recovery method. At June 30, 1998, the Registrant's basis in this asset is zero and all future payments received will be recognized as a gain upon receipt. The installment payments and certain minimum percentage payments are secured by the lottery assets and certain personal guarantees. During the six months ended June 30, 1998 and 1997, payments aggregating $80 and $239, respectively, were received and recognized as other income. As of June 30, 1998, future payments expected to be received aggregate approximately $620.

5. On June 19, 1998, the Registrant signed an agreement with Berjaya Lottery Management (H.K.) Limited ("Berjaya"), pursuant to which the Registrant would acquire a controlling interest in Prime Gaming Philippines Inc. ("Prime") from Berjaya and/or current Prime shareholders in exchange for the issuance of the Registrant's common stock. Under the proposed transaction the Registrant would issue 9.5 million new common shares to Berjaya and/or other current Prime shareholders in exchange for a 52.25% interest in Prime.

           The Registrant's shares to be issued in the transaction would represent approximately 61% of the Registrant's outstanding shares upon completion of the transaction. In the event that the other current Prime shareholders assign their interest in the transaction to Berjaya, Berjaya's percentage ownership of the Registrant would then increase from its present 36.6% to 75.4%. If none of the current Prime shareholders assign their interest in the transaction to Berjaya, Berjaya's percentage ownership of the Registrant would be 38.7%.

           The proposed transaction is subject to satisfaction of customary closing conditions, including approval of the transaction by the Registrant's shareholders, the shareholders of Berjaya Group Berhad (the parent of Berjaya) and completion of due diligence. Subject to these conditions, the transaction is expected to close in late September or October immediately following the Registrant's shareholder approval at a special shareholders meeting.

6. Orders received subsequent to June 30, 1998 include a $1.0 million terminal order from PGMC, a $1.5 million contract from the Hong Kong Jockey Club and approximately $1.0 million from a new customer to ILTS, the Singapore Turf Club.

7. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

8. On June 12, 1998, a 3 for 1 Reverse Stock Split was effected, as approved by the Registrant's Shareholders at the Annual Meeting on June 1, 1998. This action was initiated in order to increase the stock price of the Common Stock to a level that will make it more likely that the Registrant will be able to meet the $1.00 minimum bid price requirement for its NASDAQ listing. The number of authorized shares of Common Stock remains at 50,000,000.

9. On January 1, 1998 the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." The effect of the implementation was to show the change in the foreign currency translation adjustment in shareholders' equity as a component of the statement of operations and comprehensive income. All prior periods were restated to conform with the implementation of SFAS No. 130.

10. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for the fiscal quarter beginning after June 15, 1999. At this time, the Registrant has not entered into any derivative instruments or hedging activities.

11. In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal use software and provides assistance in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Registrant has not yet determined what impact, if any, the adoption of SOP 98-1 will have on the Registrant's consolidated financial statements, results of operations, or related disclosures thereto.

12. In April 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This statement provides guidance on financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Registrant has not yet determined what impact, if any, the adoption of SOP 98-5 will have on the Registrant's consolidated financial statements, results of operations, or related disclosures thereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of dollars)

RESULTS OF OPERATIONS

During the quarter ended June 30, 1998, revenue from the sale of products decreased by 31%, or $1,037, to $2,349 from $3,386 for the same quarter ended June 30, 1997. This decrease is the result of the 1997 contract revenues of $2,340 from Olympic Gold which was not replaced by a similar new contract in 1998. Service related revenues decreased by 5%, or $32, to $568 from $600 in the quarter ended June 30, 1997. This decrease is the result of fewer customer support projects in 1998. The gross profit on sales of products was 54% in 1998, compared to 45% in 1997. Gross profit for 1998 benefited from the completion of projects for which actual costs were less than previously calculated. Losses on these contracts had been anticipated and reported in previous periods. Due to these favorable project cost results, a portion of the previous loss reserves reduced the cost of sales in the second quarter of 1998. The 1997 gross profit on sales of products was favorably impacted by the gross profit recognized on a contract with a new customer for earlier model terminals which had previously been fully reserved. The gross profit on services of 23% in 1998 compared to 29%

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

in 1997. The decrease in services gross profit was due to a higher level of costs incurred related to customer software support agreements in 1998. Engineering, research and development expenses in the second quarter of 1998 increased 47% to $459 compared to $312 in the second quarter of 1997. The 1998 costs were primarily related to expanding the functionality of the Data Trak lottery software and ongoing development efforts for an off-line selling system which can interface with on-line Datamark terminals. Selling, general and administrative expenses increased by 15%, or $223, to $1,719 for the second quarter of 1998 compared to $1,496 for the second quarter of 1997. This increase was primarily due to costs incurred in 1998 associated with the proposed acquisition of a controlling interest in Prime Gaming Philippines Inc. and higher bid and proposal costs.

During the six month period ended June 30, 1998, revenue from the sale of products decreased by 29%, or $1,460, to $3,650 from $5,110 for the same period in 1997. This decrease primarily reflects the impact of the 1997 contract revenues of $2,340 from Olympic Gold as noted above. Service related revenues decreased by 13%, or $157, to $1,093 from $1,250 which is the result of a lower level of customer support projects in 1998. The gross profit on sales of products was 39% for the six months ended June 30, 1998, compared to 33% in 1997. The increase in 1998 gross profit was due to the completion of projects as discussed above. The gross profit on services was 25% in 1998, compared to 34% for the similar period in 1997. The 1998 services gross profit decrease was the result of higher customer support agreement costs. Engineering, research and development expenses for the first six months of 1998 increased $360, or 56% to $998 as compared to $638 for the same period in 1997. As explained above, 1998 costs were primarily related to expanding the functionality of the Data Trak lottery software. Selling, general and administrative costs decreased by $330, or 10%, to $3,014 for the six month period ended June 30, 1998 compared to $3,344 for the same period in 1997. This decrease is primarily due to cost reduction actions implemented late in the first quarter of 1997. Other income and expense, net, decreased $129, or 42%. The decrease relates to the 1997 gain recognized from the sale of the McKinnie & Associates subsidiary and fewer receipts from the Papua New Guinea lottery than in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1998, the Registrant's working capital decreased by $580 primarily as a result of the $596 net loss for the quarter. In addition, working capital was utilized to increase the inventory on hand from the December 31, 1997 level in preparation for deliveries in the third quarter of 1998. The Registrant's consolidated financial statements for the year ended December 31, 1997 and the six months ended June 30, 1998 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 1998, the Registrant had working capital of $1,415. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions, including the proposed acquisition of a controlling interest in Prime Gaming Philippines Inc., which would generate sufficient resources to assure continuation of the Registrant's operations.

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

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

On February 27, 1998, the Registrant's largest shareholder, Berjaya Lottery Management (Berjaya), agreed to provide financial support if and when necessary to ensure that the Registrant's operations continue for at least one year from December 31, 1997. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts and ultimately achieve a sustainable level of profit from operations.

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

As of June 30, 1998 there were no material commitments for capital expenditures.

Asia

A significant portion of the Registrant's revenues are derived from customers located in Asia. In the last 18 months the currencies of the Asian countries in which the Registrant's customers are located have declined significantly against the U.S. dollar. This decline has effectively increased the cost of the Registrant's products to its customers. Generally, the Registrant does not believe that its on-going business has been negatively impacted by the Asian currency exchange situation, with the exception of one current customer which has asked to delay the scheduled delivery of terminals. This could result in the delay of ILTS revenues and cash receipts of approximately $1 million in late 1998.

Year 2000

Management has initiated an enterprise-wide program to prepare the Registrant's computer systems and applications for the Year 2000. The Registrant expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. The Registrant has evaluated the effort required and believes that the related costs will be immaterial and will be expensed as incurred. In addition, the Registrant has reviewed the software systems and hardware previously sold and determined that it is Year 2000 compliant.

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

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Part II              OTHER INFORMATION

Item 1.              Legal Proceedings

           Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its former president, Frederick A. Brunn and other parties, relating to statements in a magazine article. The other parties previously settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 1, 1996, a summary judgment was entered in favor of the Registrant and Mr. Brunn. Mr. Walters filed an appeal with the California Fourth District Court of Appeal. It is anticipated that oral arguments will be heard in the Fall of 1998.

Item 4.    Submission of Matters to a Vote of Security Holders

           On June 1, 1998, the Registrant held its 1998 Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected as directors of the Registrant: Chan Kien Sing, Frederick A. Brunn, Theodore A. Johnson, M. Mark Michalko, Ng Aik Chin, Ng Foo Leong, Martin J. O'Meara, Jr., Lord Michael G.R. Sandberg and Tan Sri Dato (Vincent) Tan Chee Yioun.

           The following are the results of the voting on this matter:

1. The election of directors was conducted by the Inspector of Elections.

           For all nominees, except Ng Aik Chin

           16,883,638                  -or-      at least 98% of the votes cast;

           (Mr. Chin received 59.26% of the votes. He has since left the employment of the Company but remains a director).

           Withheld total or partial authority 284,568-or-2% of the votes cast.

2.         Approve 3 for 1 Reverse Stock Split.
           For 95.33%                    Against & Abstain 4.67%

3. Amend Bylaws to increase range of number of authorized directors and set the number of authorized directors at nine.
           For 95.85%                    Against & Abstain 4.15%

4. Amend Corporate Articles to limit liability of directors and authorize expanded directors/officers indemnification.
           For 93.83%                    Against & Abstain 6.17%

5. Approve Bylaw amendment for directors/officers indemnification. For 93.96% Against & Abstain 6.04%

6.         Approve Indemnification Agreement for directors/officers.
           For 93.93%                    Against & Abstain 6.07%

              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

Item. 5
Nasdaq Notification

As a result of the Registrant's Form 10-Q filed on May 15, 1998, Nasdaq determined that the Registrant no longer met the $4 million net tangible asset requirement for continued listing on the Nasdaq National Market and that the Registrant should be delisted from the Nasdaq National Market. At the request of the Registrant, Nasdaq provided the Registrant with an oral hearing on August 7, 1998 relating to the Registrant's request for a temporary waiver of the Nasdaq net tangible asset requirement until the Registrant completes its acquisition of the majority of the shares of Prime Gaming, Inc. ("Prime") of the Philippines in early September. Prime controls almost all of the shares of Philippine Gaming Management Corporation ("PGMC") which manages and operates the Philippine lottery in Luzon (greater Manila) and PGMC's net tangible assets would be sufficient for ILTS' consolidated financial statements to satisfy the NTA test.

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


                           INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)




                           /s/ M. Mark Michalko
                           -------------------------------------------
                           M. Mark Michalko
                           President


                           /s/ Dennis D. Klahn
                           -------------------------------------------
                           Dennis D. Klahn
                           Chief Financial Officer






Date: August 14, 1998