Form 10-Q
period 1998-09-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1998-11-13
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:    0-10294

                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

        CALIFORNIA                                95-3276269

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

As of September 30, 1998, 6,009,183 shares of common stock were outstanding.

Index

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.




PART I            FINANCIAL INFORMATION                                    PAGE
                                                                           ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                3

                  Consolidated Income Statements                             4

                  Consolidated Statements of Cash Flows                      5

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               8

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                         11

Item 5.           Nasdaq Notification                                       11

                  Signatures                                                12

                  Exhibits


PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS


                                                                                       (UNAUDITED)
                                                                                       SEPTEMBER 30,      DECEMBER 31,
($ in thousands, except share amounts)                                                      1998               1997
                                                                                          --------           --------
ASSETS
Current assets:
   Cash and cash equivalents                                                              $  1,358           $  2,371
   Accounts receivable                                                                       2,630              1,040
   Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                                   366              1,716
   Inventories                                                                               2,539              2,544
   Other current assets                                                                         80                111
                                                                                          --------           --------
              Total current assets                                                           6,973              7,782
Equipment, furniture and fixtures, net                                                         662                802
Other                                                                                           90                 78
                                                                                          --------           --------
                                                                                          $  7,725           $  8,662
                                                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $    696           $    575
   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                                 1,742                386
   Employee compensation                                                                       719                839
   Related party liability                                                                     225                146
   Other current liabilities                                                                 2,006              2,624
                                                                                          --------           --------
              Total current liabilities                                                      5,388              4,570
Shareholders' equity:

   Common shares, no par value,
   50,000,000 shares authorized, 6,009,183 shares
   issued and outstanding at 9/30/98 and 12/31/97,                                          51,103             51,103
   Accumulated deficit                                                                     (48,676)           (46,659)
   Cumulative translation adjustment                                                           (90)              (352)
                                                                                          --------           --------
                                                                                             2,337              4,092
                                                                                          --------           --------
                                                                                          $  7,725           $  8,662
                                                                                          ========           ========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED INCOME STATEMENTS (Unaudited)



                                                                   THREE MONTHS                      NINE MONTHS
                                                                      ENDED                             ENDED
($ in thousands, except per share amounts)                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                         -------------------------           -------------------------
                                                          1998              1997              1998              1997
                                                         -------           -------           -------           -------
Revenues:
   Sales of products                                     $ 4,049           $ 1,185           $ 7,699           $ 6,312
   Services                                                  287               619             1,380             1,852
                                                         -------           -------           -------           -------
                                                           4,336             1,804             9,079             8,164
Costs of revenues:
   Cost of sales of products                               2,406             1,269             4,636             4,683
   Cost of services                                          313               420             1,128             1,238
                                                         -------           -------           -------           -------
                                                           2,719             1,689             5,764             5,921
                                                         -------           -------           -------           -------
Gross profit                                               1,617               115             3,315             2,243
   Engineering, research and development                     236               445             1,234             1,083
   Selling, general and administrative                     1,239             1,361             4,253             4,705
                                                         -------           -------           -------           -------
Income (loss) from operations                                142            (1,691)           (2,172)           (3,545)
Other income and (expense), net                              (20)              169               155               473
                                                         -------           -------           -------           -------
Net income (loss)                                        $   122           ($1,522)          ($2,017)          ($3,072)
                                                         -------           -------           -------           -------
Other comprehensive income:
   Foreign currency translation adjustments                  (23)              (22)              262              (225)
                                                         -------           -------           -------           -------
Comprehensive income (loss)                              $    99           ($1,544)          ($1,755)          ($3,297)
                                                         =======           =======           =======           =======

Net income (loss) per share - basic and diluted          $  0.02           ($ 0.25)          ($ 0.34)          ($ 0.51)
                                                         =======           =======           =======           =======
Number of shares used in computation of net
   (income) loss per share - basic and diluted             6,009             6,009             6,009             6,009
                                                         =======           =======           =======           =======







See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
($ in thousands)                                                      -------------------------
                                                                        1998             1997
                                                                      -------           -------
Operating activities
   Net loss                                                           ($2,017)          ($3,072)
   Adjustments to reconcile net loss to net cash used for
   operating activities:
       Depreciation and amortization                                      259               517
       Changes in assets and liabilities:
          Accounts receivable                                          (1,590)              (68)
          Costs and estimated earnings in excess of billings
             on uncompleted contracts                                   1,350             1,191
          Inventories                                                       5               (86)
          Accounts payable                                                121               143
          Billings in excess of costs and estimated earnings
             on uncompleted contacts                                    1,356               182
          Accrued payroll and related taxes                              (120)              (47)
          Other                                                          (588)             (318)
                                                                      -------           -------
       Net cash used for operating activities                          (1,224)           (1,558)
                                                                      -------           -------

Investing activities
   Lottery service agreement sale proceeds and advance
       repayments                                                          80               339
   Additions to equipment                                                (133)              (97)
   Proceeds from sale of subsidiary                                        --               120
   Other                                                                    2               (21)
                                                                      -------           -------
       Net cash provided by (used for) investing activities               (51)              341
                                                                      -------           -------


Effect of exchange rate changes on cash                                   262              (225)
                                                                      -------           -------
Decrease in cash and cash equivalents                                  (1,013)           (1,442)

Cash and cash equivalents at beginning of period                        2,371             5,387
                                                                      -------           -------
Cash and cash equivalents at end of period                            $ 1,358           $ 3,945
                                                                      =======           =======


  See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in thousands)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         On June 12, 1998, a 3 for 1 Reverse Stock Split was effected, as approved by the Registrant's Shareholders at the Annual Meeting on June 1, 1998. This action was initiated in order to increase the stock price of the Common Stock to a level that will make it more likely that the Registrant will be able to meet the $1.00 minimum bid price requirement for its NASDAQ listing. The number of authorized shares of Common Stock remains at 50,000,000. As of the result of the action, the number of shares issued and outstanding of the Company's stock decreased from 18,027,548 to 6,009,183 and all references in the accompanying financial statements and footnotes to the number of shares and earnings per share have been presented to reflect the result of the reverse split.

         The Registrant's consolidated financial statements were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to 3 months lead-time before delivery of hardware begins. The Registrant has incurred significant net losses and decreased revenues for the last three fiscal years. During the nine months ended September 30, 1998, revenues were $9,079 and the Registrant incurred a net loss of $2,017.

         At September 30, 1998, the Registrant had working capital of $1,585. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions, including the proposed acquisition of a controlling interest in Prime Gaming Philippines Inc., which management believes should generate sufficient resources to assure continuation of the Registrant's operations.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

         Historically, approximately $1.4 million of the Registrant's annual revenues or 70% of Registrant's annual service revenues have been derived from a terminal maintenance agreement with an Australian lottery customer which expires on December 31, 1998. In October 1998, the Australian lottery customer, as a result of a competitive bid, awarded this contract to a competitor of the Registrant. Due to delays in the award and implementation of this new agreement, it is anticipated, though it is not assured, that the Registrant's current maintenance agreement will be extended through 1999.

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

         On February 27, 1998, Berjaya, the Registrant's largest shareholder, agreed to provide financial support if and when necessary to ensure that the Registrant's operations continue for at least one year from December 31, 1997. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

2.       INVENTORIES

         The inventories at September 30, 1998 and December 31, 1997 are composed entirely of raw materials and work in process.

3.       PRIME GAMING ACQUISITION

         On June 19, 1998, the Registrant signed an agreement with Berjaya, pursuant to which the Registrant would acquire a controlling interest in Prime Gaming Philippines Inc. ("Prime") from Berjaya and/or current Prime shareholders in exchange for the issuance of shares of the Registrant's common stock. Under the proposed transaction the Registrant would issue approximately 9.5 million new common shares to Berjaya and/or other current Prime shareholders in exchange for a 52.25% interest in Prime.

         The Registrant's shares to be issued in the transaction would represent approximately 61% of the Registrant's outstanding shares upon completion of the transaction. In the event that the other current Prime shareholders assign their interest in the transaction to Berjaya, Berjaya's percentage ownership of the Registrant would then increase from its present 36.6% to 75.4%. If none of the current Prime shareholders assign their interest in the transaction to Berjaya, Berjaya's percentage ownership of the Registrant would be approximately 39%.

         On September 18, 1998, a preliminary proxy was filed with the SEC. Comments were received October 23, 1998 and the Registrant is preparing a response. If accepted by the SEC, a proxy will be forwarded to the Registrant's shareholders for approval. Subject to the vote by the Registrant's shareholders and shareholders of Berjaya Group Berhad (the parent of Berjaya), the transaction is expected to close in early 1999.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

4.       ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ( $ in thousands)

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

RESULTS OF OPERATIONS

Product sales in the third quarter of fiscal 1998 increased by 242% or $2,864, versus the third quarter of fiscal 1997. This is primarily the result of the shipment of 399 terminals in the 1998 third quarter compared to 115 terminals in the 1997 third quarter. Service revenues decreased 54%, or $332 in the quarter ended September 30, 1997. This decrease is the result of fewer customer support projects and the impact of lower Australian exchange rates in 1998.

The gross profit on third quarter product sales was 41% in 1998, compared with a loss of 7% in 1997. The increased gross profit percentage was due to the manufacturing efficiencies achieved with the increased level of production, lower production related expenses and sales of earlier model terminals which previously had been fully reserved. The gross profit on third quarter service revenues was a loss of 9% in 1998 compared to 32% in 1997. The decrease in services gross profit is a result of the recording of reserves for excess inventory pertaining to the Australian terminal maintenance contract.

Engineering, research and development expenses in the third quarter of 1998 decreased 47% to $236 compared to $445 in the third quarter of 1997. The reduction is primarily the result of efforts being directed more to specific customer projects rather than generic DataTrak software development. Selling, general and administrative expenses decreased by 9%, or $122, for the third quarter of 1998 compared to the third quarter of 1997. 1997 costs included higher costs related to the New South Wales Lottery proposal.

Product sales in the first nine months of fiscal 1998 increased 22% or $1,387 from the same period in 1997. This increase is the result of the shipment of 998 terminals in 1998 compared to 715 terminals in 1997. Service revenues decreased by 25%, or $472, to $1,380 from $1,852 which is the result of a lower level of customer support projects in 1998 and the impact of lower Australian exchange rates.

The gross profit on product sales was 40% for the nine months ended September 30, 1998, compared to 26% in 1997. The increase in 1998 gross profit was due to the efficiencies achieved from the higher level of manufacturing volume and the sale of earlier model terminals as discussed above. The gross profit on services was 34% in 1998, compared to 33% for the same period in 1997. The decrease was due to the recording of inventory reserves for excess inventory pertaining to the Australian terminal maintenance contract.

Engineering, research and development expenses for the first nine months of 1998 increased $151, or 14%, to $1,234 as compared to $1,083 for the same period in 1997. Costs for 1998 were primarily related to expanding the functionality of the DataTrak lottery software. Selling, general and administrative costs decreased by $452, or 10%, for the nine month period ended September 30, 1998 compared to the same period in 1997. This decrease is the result of cost reduction actions taken in 1997 and lower 1998 marketing expenses. Other income and expense, net, decreased $318, or 67%. The decrease primarily relates to the one time 1997 gain recognized from the sale of the McKinnie & Associates subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 1998, the Registrant's working capital increased by $170 primarily as a result of the net income for the quarter. The Registrant's consolidated financial statements for the year ended December 31, 1997 and the nine months ended September 30, 1998 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 1998, the Registrant had working capital of $1,585. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions, including the proposed acquisition of a controlling interest in Prime Gaming Philippines Inc., which management believes would generate sufficient resources to assure continuation of the Registrant's operations.

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

On February 27, 1998, the Registrant's largest shareholder, Berjaya, agreed to provide financial support if and when necessary to ensure that the Registrant's operations continue for at least one year from December 31, 1997. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts and ultimately achieve a sustainable level of profit from operations.

As of September 30, 1998 there were no material commitments for capital expenditures.

The Registrant intends to strategically pursue long-term service contracts as a source of revenue. Service contracts pose capital investment risks for the Registrant that do not exist in its product sale business. Service contracts require up-front investments of capital which is repaid only after a system becomes operational, based upon a percentage of the customer's gross receipts from the system. The Registrant, therefore, bears the risk that scheduling delays may occur, a system may not become operational or that the customer's gross receipts from the system may be less than projected. If the Registrant enters into a long-term service contract, the Registrant must seek the funds necessary to implement the project from Berjaya or other sources.

FOREIGN EXCHANGE FLUCTUATION

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

ASIA

A significant portion of the Registrant's revenues are derived from customers located in Asia. In the last 18 months the currencies of the Asian countries in which the Registrant's customers are located have declined significantly against the U.S. dollar. Although the Registrant generally has been paid in U.S. dollars, this decline has effectively increased the cost of the Registrant's products to its customers. The Registrant does not believe that its on-going business has been negatively impacted by the Asian currency exchange situation, however, one current customer has asked, and the Registrant has agreed, to delay to a later undefined date the scheduled delivery of terminals which will result in the delay of ILTS revenues and cash receipts of approximately $1 million.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

YEAR 2000

Management has initiated an enterprise-wide program to prepare the Registrant's computer systems and applications for the Year 2000. The Registrant expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. The Registrant has evaluated the effort required and believes that the related costs will be immaterial and will be expensed as incurred. In addition, the Registrant has reviewed the software systems and hardware it has previously sold and determined they are Year 2000 compliant.

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its former president, Frederick A. Brunn and other parties, relating to statements in a magazine article. The other parties previously settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 1, 1996, a summary judgment was entered in favor of the Registrant. Oral argument on the appeal was held September 16, 1998 but a decision has not been rendered.

ITEM. 5.     NASDAQ NOTIFICATION

As a result of the Registrant's Form 10-Q filed on May 15, 1998, Nasdaq determined that the Registrant no longer met the $4 million net tangible asset requirement for continued listing on the Nasdaq National Market. Subsequent to the Registrant's oral hearing on August 7, 1998, Nasdaq determined to grant the Registrant's securities a listing on The Nasdaq SmallCap Market effective October 23, 1998, pursuant to the following exception: On or before December 15, 1998, the Registrant must make a public filing with the Securities and Exchange Commission and Nasdaq evidencing a minimum of $6 million in net tangible assets. The filing must contain a balance sheet, no older than 45 days, with pro forma adjustments for any significant events or transactions occurring on or before the filing date. In addition, on or before December 15, the Registrant must evidence a minimum bid price of $1.00 per share; thereafter, the Registrant must meet or exceed a $1.00 per share bid price for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Registrant must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Registrant fails to meet any of the terms of this exception, the Registrant's securities will be delisted from the Nasdaq SmallCap Market.

The Registrant believes that it can meet these conditions assuming shareholder approval of the Prime acquisition is received; however, there can be no assurance that it will do so. If at a future date the Registrant's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed in the OTC-Bulletin Board. For the duration of the exception, the Registrant's Nasdaq symbol will be ITSIC.

ITEM 6.      (27) FINANCIAL DATA SCHEDULE

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.




/s/ M. Mark Michalko
--------------------------------------
M. Mark Michalko
President



/s/ Dennis D. Klahn
--------------------------------------
Dennis D. Klahn
Chief Financial Officer






Date: November 13, 1998