Form 10-K
period 1998-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1999-03-31
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                    FORM 10-K
                                ---------------

(Mark One)
[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                         COMMISSION FILE NUMBER 0-10294

                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------

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

                                  COMMON SHARES

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 1999 was approximately $1,100,258

                                ---------------

       Number of common shares outstanding at March 23, 1999 was 6,009,183

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1998 Annual Report to Stockholders of the Registrant:
                                 Parts II and IV

              Portions of the Proxy Statement for 1999 Annual Meeting of
                             Stockholders, Part III

                                ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1. BUSINESS............................................................................1

            General.........................................................................1
            DATAMARK(R) Terminals...........................................................1
            Wagering and Other Terminal Products............................................1
            Lottery Systems/Sales and Service Agreements....................................2
            Revenue Sources.................................................................2
            Product Development.............................................................3
            Backlog.........................................................................3
            Marketing and Business Development..............................................3
            Manufacturing and Materials.....................................................4
            Competition.....................................................................4
            Employees.......................................................................4
            Patents, Trademarks and Licenses................................................4
            Regulation......................................................................4
            Dependence Upon a Few Customers.................................................5
            Year 2000.......................................................................5
            Forward Looking Statement.......................................................5
            Seasonality.....................................................................5
            Working Capital Practices.......................................................6
            Environment Effects.............................................................6
            Export Sales....................................................................6

ITEM 2. PROPERTIES..........................................................................6
ITEM 3. LEGAL PROCEEDINGS...................................................................6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................7

            EXECUTIVE OFFICERS OF THE REGISTRANT............................................7

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED SHAREHOLDER MATTERS.................................................7
ITEM 6. SELECTED FINANCIAL DATA.............................................................8
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................8
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS...................................................8
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................................8

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................8
ITEM 11.    EXECUTIVE COMPENSATION..........................................................8
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................................................8
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................8

                                     PART IV

ITEM 14.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE,
            AND REPORTS ON FORM 8-K.........................................................9

                                     PART I

ITEM 1. BUSINESS
GENERAL

    The Registrant designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global pari-mutuel and on-line lottery industries. The Registrant has also bid for long-term service contracts under which it intends to operate on-line lottery systems. The Registrant's technology can be used in other transaction-processing applications such as keno gaming and automated ticket printer/readers for toll turnpike systems.

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

    The Registrant's wagering systems include DATAMARK(R) terminals, a central computer installation, communication network and display equipment. System features include real-time central processing of data received from multiple locations, back-up hardware capability and complete communications redundancy designed to provide fault tolerant operation.

DATAMARK(R) Terminals

    The Registrant has developed several models of DATAMARK(R) terminals for different wagering applications. All are PC compatible microprocessor-based and have a compact, lightweight design for countertop operation. The Registrant has recently developed a product called the DMNXT(TM) which allows a simple and inexpensive means for existing DATAMARK(R) customers to upgrade their older generation terminals to an Intel PC platform with improved features. The features include faster processing, higher resolution printing, and the ability to utilize cost effective, commercial off-the-shelf PC peripherals. Most DATAMARK(R) terminals are approximately 12" deep, 12" wide, 10" high, weigh approximately 27 pounds, and are accompanied by a built-in or external display and keyboards.

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

    The DATAMARK(R) terminal's basic functions are supplemented by various features. In the horse racing industry, the DATAMARK(R) terminal is capable of issuing tickets for standard betting, as well as for any feature pool wagers currently being used in pari-mutuel wagering. The terminals are designed to facilitate multiple bets on one ticket and multiple selections for each bet. In addition, the bettor is able to mark bets on a pre-printed playslip, which is then read optically by the terminal, the amount wagered is calculated and the bet details printed on the back of the same ticket. Because the ticket is prepared away from the pari-mutuel clerk's window, betting transaction time is reduced, efficiency of the operation is improved and the bettor obtains more privacy in the betting transaction.

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

    The nucleus of each wagering system is the central computer installation that receives information from ticket-issuing terminals, accumulates wagering data, calculates odds and payouts, distributes information to the display systems and terminals, and generates management information reports. In cooperation with the customer, the Registrant designs the configuration of the central computer installation to provide fault-tolerant operation, high throughput and security. Each central computer installation typically includes a computer configuration and various peripheral devices, such as magnetic storage devices, management terminals and hardcopy printers, all of which are manufactured by others. Although certain of the Registrant's customers presently use software in their pari-mutuel systems which is proprietary to the Registrant, the software presently offered by the Registrant in its horse racing system is software, developed by Racecourse Totalizators Pty., LTD of Australia.

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

    The Registrant owns non-exclusive rights to use the central system software developed by The Hong Kong Jockey Club (HKJC) for use in its pari-mutuel wagering and lottery systems. Under the terms of the amended license the Registrant pays The HKJC a royalty equal to a percentage of the revenue it receives in connection with a sale, lease or providing a service of any lottery system using this software. In addition, the Registrant is obligated to provide The HKJC with any modifications which the Registrant makes to the software, except where ownership to such modifications vests in the Registrant's customers.

    The Registrant has made significant modifications to The HKJC software. Chief among them is the migration of the system to a client-server architecture, the incorporation of Sybase relational database software, and the utilization of a Windows operating system for the management information subsystem called DataTrak(R). These enhancements allow the system to be scaled to meet each customer's unique requirements and enables the customer to process data within a familiar software user interface environment. The Registrant has also added numerous new features to the base software, including instant ticket validation and player registration. In the Registrant's DataTrak(R) lottery system, tickets are processed on DATAMARK(R) terminals which are connected to a central computer installation, usually by telephone lines. The central computer installation utilizes Digital Equipment Corporation hardware. The system has the following characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load, i.e., to reprogram the wagering terminals from the central computer installation via the communications network; a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure fault tolerant operation without data loss; and a comprehensive management information and control system.

    In July 1995, the Registrant sold its facilities management and equipment lease contracts for the lottery in Papua New Guinea to the principal shareholders of the operating company, The Lotto Pty. Ltd ("Lotto Pty."). The Registrant has recognized revenues in 1996, 1997 and 1998 from this sale. Due to economic conditions in Papua New Guinea, payments per the agreement were suspended in 1998. The Registrant is reviewing its options at this time.

Revenue Sources

    The following table sets forth the revenue for the periods indicated attributable to different applications of the Registrant's technology:


                                                    Years Ended December 31,
                                                    ------------------------
                                     1998        1997         1996         1995         1994
                                    -------     -------      -------      -------      -------
 (dollars in thousands)
 Racing Products and Services        $6,733      $2,443      $11,183      $10,448      $13,932
 Lottery Products and Services        5,705       7,729        5,105        7,680        9,231
 Other                                  734         654          305          513          926
                                    -------     -------      -------      -------      -------
    Total                           $13,172     $10,826      $16,593      $18,641      $24,089
                                    =======     =======      =======      =======      =======

Product Development

     The Registrant's ability to compete successfully depends in part upon its ability to meet the current and anticipated needs of its customers. To that end, the Registrant devotes a significant portion of its research and development activity to refining and enhancing the features of existing products, systems and software. In 1998 the Registrant spent approximately $1.5 million on engineering, research and development, as compared to $1.7 million in both 1997 and 1996.

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

Backlog

    The backlog of orders for its products and services believed by the Registrant to be firm, amounted to approximately $3.6 million as of December 31, 1998, as compared to a backlog of approximately $5.0 million as of December 31, 1997. Of such backlog at December 31, 1998, approximately $1.8 million is expected to be filled during 1999. See BUSINESS-Dependence Upon A Few Customers.

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

Manufacturing and Materials

     A contract manufacturer, Anacomp, Inc., located in the San Diego area will perform manufacture of the Registrant's terminals, beginning in 1999. Manufacture consists principally of the assembly of parts, components and subassemblies (most of which are designed by the Registrant) into finished products. The contract manufacturer will purchase many parts, components and subassemblies (some of which are designed by the Registrant) necessary for the terminals and the systems and assemble them into finished products. These products and purchased computers are then integrated with standard peripherals purchased by the Registrant to construct racing and lottery systems. The Registrant generally has multiple sources for the various items purchased from vendors, but some of these items are state-of-the-art and could be, from time to time, in short supply. Certain other items are available only from a single supplier. For the twelve months ended December 31, 1998 no single vendor accounted for 10% or more of the Registrant's raw material purchases.

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

Employees

    As of December 31, 1998, the Registrant employs 72 people worldwide on a full-time equivalent basis. Of this total, 16 were engaged in operations support, 40 in engineering and software development and 16 in marketing and administrative positions. None of the Registrant's employees is represented by a union, and the Registrant believes its relations with its employees are good.

Patents, Trademarks and Licenses

    The Registrant has six U.S. patents issued on its products. The Registrant believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of the Registrant than the benefits of patent protection. The Registrant typically requires customers, employees, licensees, subcontractors and joint venturers who have access to proprietary information concerning the Registrant's products to sign nondisclosure agreements, and the Registrant relies on such agreements, other security measures and trade secret law to protect such proprietary information. Central system software used in the Registrant's lottery system has been obtained under a non-exclusive license with The HKJC.

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

Dependence Upon a Few Customers

    The Registrant's business to date has been dependent on major contracts and the loss of one or failure to replace completed contracts with new contracts would have a materially adverse effect on the Registrant's business. During 1998, the Registrant's revenues were derived primarily from contracts with Ab Trav Och Galopp ($2.2 million); Philippine Gaming Management Corporation ($2.1 million); Hong Kong Jockey Club ($1.5 million); New South Wales Lottery ($1.5 million); Olympic Gold Holdings ($0.9 million); The Revenue Markets, Inc.
($0.6 million); Leisure Management Berhad ($0.6 million); Singapore Turf Club ($0.6 million).

Year 2000

     During fiscal 1998, the Registrant developed a plan to address anticipated Year 2000 issues in connection with its data processing and other activities, including non-information technology based systems. It is currently estimated that the net cost to become Year 2000 compliant, including upgrades of its personal computer hardware and software and its network, will total approximately $30 thousand of which $5 thousand has been incurred to date. The Registrant has completed its remediation portion of the Year 2000 project and will be entering its testing phase during the first three-quarters of 1999. Compliance status from key suppliers will be evaluated to determine whether the Registrant will need to switch sources to ensure ongoing product/service availability. This evaluation/conversion is expected to be completed by September 1999. A contingency plan has not been developed, as the risk on remaining items is considered low. Should any issues arise which cannot be adequately addressed and remedied, management will develop a contingency plan at that point. Although, based on a review of its data processing, operating, and other computer based systems, the Registrant does not currently believe that it will experience any significant adverse effect or material unbudgeted costs resulting therefrom, there can be no assurance in that regard. In addition, the Registrant has reviewed the software systems and hardware it has previously sold and determined they are Year 2000 compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain normal activities or operations. Such interruptions or failures could materially and adversely affect the Registrant's results of operations, liquidity and financial conditions. Because there is general uncertainty about the Year 2000 problem, including uncertainty about the Year 2000 readiness of suppliers and customers, it is not possible to predict whether Year 2000 problems will occur or what consequences such problems will have on results of operation's, liquidity or financial condition. However, the Registrant's plan to address Year 2000 issues is intended to minimize, to the extent feasible, the possibility of interruptions of normal operations. There can, however, be no assurance that the Registrant will be successful in doing so.

Forward Looking Statements

    The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Registrant's products are marketed, fluctuations in quarter-by-quarter operating results, and other factors described in this annual report.

Seasonality

    In general, the Registrant's business is not subject to seasonal effects.

Working Capital Practices

     The Registrant's sales contracts typically provide for deposits and progress payments which have provided sufficient working capital for operations. A substantial portion of Registrant's working capital was expended in the early 1990s, in its attempt to establish viable operations in long-term lottery service agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference herein.

Environment Effects

    There are no significant capital expenditures required of the Registrant in order to comply with laws relating to protection of the environment.

Export Sales

     The majority of the Registrant's revenues are derived from contracts with foreign companies. As of December 31, 1998 the Registrant's equipment has been delivered and installed in Sweden, Norway, Hong Kong, Singapore, Ukraine, Australia, Finland, England, the Netherlands, Malaysia, Macau, China, Papua New Guinea, Belgium and the Philippines. The companies with which the Registrant contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. The Registrant has entered into a few contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies. The majority of the Registrant's sales are denominated in U.S. dollars and thus not subject to foreign currency fluctuations. However, the ultimate cost of the Registrant's products to its customers have increased due to recent fluctuations in the foreign exchange rates of many southeast Asian countries. The Registrant does not believe that its on-going business has been negatively impacted by the Asian currency-exchange situation, however, one current customer has asked and the Registrant has agreed, to delay to a later undefined date the scheduled delivery of terminals which will result in the delay of Registrant's revenues and cash receipts of approximately $1.0 million.

    The Registrant operates a wholly-owned subsidiary in Australia. Also, see
Note 7 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 8.

ITEM 2.  PROPERTIES

    The Registrant's U.S. facilities consist of approximately 43,500 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2000. The Registrant's Australian subsidiary leases approximately 13,000 square feet consisting of a manufacturing and administrative facility. The lease on this property expires in October 2001. See Note 7 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 8.

ITEM 3.  LEGAL PROCEEDINGS

Walter's v. ILTS, et al

    In November 1995, Mr. James Walters, the former chairman and president of the Registrant, filed an action in the San Diego County Superior Court against the Registrant and its then current president, Frederick A. Brunn, alleging that certain statements in a magazine article were slander per se by the Registrant and Brunn and libel by the publishing company and the author, and that Mr. Walters suffered an invasion of privacy by all defendants. In addition, Mr. Walters alleged that erroneous information in the Registrant's 1995 proxy statement resulted in two other magazine articles publishing allegedly incorrect information. Mr. Walters seeks general and special damages of $9 million and punitive damages. The publishing company and the author settled their lible claims with Mr. Walters. On November 1, 1996, the San Diego County Superior Court entered a summary judgement in favor of the Registrant and Mr. Brunn. On November 20, 1998, the California Court of Appeal (Fourth District) reversed the summary judgement of the trial court as to the slander claims against the Registrant and Mr. Brunn and returned these claims to the lower court for a trial on the merits. The appellate court upheld the summary judgement as to the invasion of privacy claims and the erroneous information in the Registrant's proxy statement. The Registrant has filed a petition for review with the California Supreme Court.

     The Registrant is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Registrant's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                     Age       Position
        ----                     ---       --------
        M. Mark Michalko         44        President
        Timothy R. Groth         49        Vice President, Technical Operations
        Dennis D. Klahn          40        Chief Financial Officer
        Lawrence E. Logue        62        Corporate Secretary



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The Registrant's Common Stock is traded under the symbol ITSI on the Over the Counter Bulletin Board (OTCBB). As of December 31, 1998 there were 6,009,183 common shares outstanding and approximately 900 shareholders of record. Berjaya Lottery Management owned 38.4% of the total outstanding shares and the Registrant's management owned 1%.


        1998                            HIGH                     LOW
        ---------------------------------------------------------------
        First Quarter                      33/4                  2 1/16
        Second Quarter                   2 7/16                   1 1/8
        Third Quarter                    2 3/16                     1/2
        Fourth Quarter                  1 11/32                    3/16
        Average Daily Volume                              17,184
        Total Annual Trading Volume                    4,536,587

        1997                            HIGH                     LOW
        ---------------------------------------------------------------
        First Quarter                    4 3/16                   1 7/8
        Second Quarter                  6 15/16                 2 11/32
        Third Quarter                     6 3/4                  3 9/16
        Fourth Quarter                    4 7/8                  2 7/16
        Average Daily Volume                              20,279
        Total Annual Trading Volume                    5,353,532

        Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant, as set forth on the cover of this report, it has been assumed that all executive officers and directors of the Registrant and Berjaya Lottery Management (H.K.) Ltd. were affiliated persons. All of the Registrant's common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for March 23, 1999, of $0.3125 per share.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included on page 6 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included on pages 7 through 10 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

        The information required by this item is included on pages 1 through 21 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 and is incorporated herein by reference to such Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) List the following documents filed as a part of the report:

         1. and 2. Index to Consolidated Financial Statements and
                   Financial Statement Schedule:

                   (i) Report of Arthur Andersen LLP, Independent Public Accountants and Report of Ernst & Young LLP, Independent Auditors

                   (ii) Consolidated Balance Sheets at December 31, 1998 and 1997*

                   (iii) Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 1998*

                   (iv) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998*

                   (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998*

                   (vi)    Notes to Consolidated Financial Statements*

                           *incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 1998.

                   (vii) Schedule II - Valuation and Qualifying Accounts (Form 10-K, page 10)

                           All other schedules are omitted since the required information is not applicable.

         3.  Exhibits

               (3) (a) Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form 10-K for the year ended December 31, 1994, File No. 0-10294).

                   (b) Articles of Incorporation as amended June 2, 1998, reflecting the three-for-one reverse stock split.

                   (c) Articles of Incorporation as amended June 2, 1998, reflecting maximum indemnification for directors permitted by California law.

                   (d) A By-law effective June 2, 1998, amendment relating to officers and directors indemnification.

               (10)(a) Lease for the Registrant's facility in Carlsbad, California dated June 30, 1992, as amended by First Amendment to Lease dated January 23, 1987 (incorporated by reference to Exhibit 10.11 to Registration Statement File No. 33-18238 effective February 19, 1988).

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

                   (g)     The Registrant's 1997 Directors' Stock Option Plan.

               (13)  Annual Report to Shareholders for the year ended December
                      31, 1998. With the exception of the information incorporated by reference into items 5, 6, 7, and 8 of this Form 10-K, the 1998 Annual Report to Shareholders is not deemed filed as part of this report.

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

               (23B) Report of Arthur Andersen LLP, Independent Public
                      Accountants
               (23C) Consent of Ernst & Young LLP, Independent Auditors

               (23D) Report of Ernst & Young LLP, Independent Auditors

                                   SCHEDULE II


                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
                        Valuation and Qualifying Accounts



                                               Additions
                                Balance at    Charged to
                                 Beginning     Costs and                   Balance at
Description                       of Year      Expenses      Deductions    End of Year
-----------                     ---------    ------------    ----------    -----------
Years Ended:

December 31, 1998
    --  Warranty Reserves        $244,621      $29,750        $ 61,768       $212,603
    --  Allowance for
        Doubtful Accounts        $173,298            0        $ 80,500       $ 92,798

December 31, 1997
    --  Warranty Reserves        $257,921      $75,258        $ 88,558       $244,621
    --  Allowance for
        Doubtful Accounts        $111,112      $64,596        $  2,410        173,298

December 31, 1996
    --  Warranty Reserves        $297,727      $84,594        $124,400       $257,921
    --  Allowance for
        Doubtful Accounts        $ 62,956      $61,764        $ 13,608       $111,112


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

                          INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.(TM)

                          By: /s/Dennis D. Klahn
                             -------------------------------
                             Dennis D. Klahn
                             Chief Financial Officer
Dated:     March 26, 1999

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date
---------                          -----                            ----

/s/ Theodore A. Johnson            Chairman of the Board            March 26, 1999
------------------------
Theodore A. Johnson


/s/ M. Mark Michalko               President                        March 26, 1999
--------------------------
M. Mark Michalko


/s/ Dennis D. Klahn                Chief Financial Officer          March 26, 1999
--------------------------
Dennis D. Klahn


/s/ Frederick A. Brunn             Director                         March 26, 1999
--------------------------
Frederick A. Brunn

/s/ Ng Foo Leong                   Director                         March 26, 1999
--------------------------
Ng Foo Leong


/s/ Martin J. O'Meara, Jr.         Director                         March 26, 1999
--------------------------
Martin J. O'Meara, Jr.


                                   Director                         March   , 1999
--------------------------
Michael G.R. Sandberg


/s/ Chan Kien Sing                 Director                         March 26, 1999
--------------------------
Chan Kien Sing


                                   Director                         March   , 1999
--------------------------
Ng Aik Chin