Form 10QSB
period 1999-03-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1999-05-14
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

As of March 31, 1999, 6,009,183 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Index


PART I   FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----

Item 1.  Financial Statements

                  Consolidated Balance Sheet (Unaudited)                           3

                  Consolidated Statements of Operations (Unaudited)                4

                  Consolidated Statements of Cash Flows (Unaudited)                5

                  Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                         9

                  Signatures                                                      10

                  Exhibits

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET (Unaudited)



                                                                       MARCH 31,
($ in thousands, except share amounts)                                    1999
                                                                      -----------

ASSETS

Current assets:

   Cash and cash equivalents                                           $   1,899

   Accounts receivable                                                       565

   Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                  47

       Inventories                                                           542

   Other current assets                                                      219
                                                                       ---------

              Total current assets                                         3,272

Equipment, furniture and fixtures, net                                       430
                                                                       ---------

                                                                       $   3,702
                                                                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                    $     227

   Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                 121

   Employee compensation                                                     587

   Related party liability                                                   332

   Other current liabilities                                               1,079
                                                                       ---------
              Total current liabilities                                    2,346

Shareholders' equity:
   Common shares, no par value, 50,000,000 shares authorized,             51,103
   6,009,183 shares issued and outstanding
    Accumulated deficit
                                                                        (49,675)

   Cumulative translation adjustment                                        (72)
                                                                       ---------
                                                                           1,356
                                                                       ---------
                                                                       $   3,702
                                                                       =========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                         THREE MONTHS ENDED
($ in thousands, except per share amounts)                    MARCH 31,
                                                     ----------------------------
                                                        1999              1998
                                                     ----------        ----------
Revenues:
   Sales of products                                 $      810        $    1,301

   Services                                                 567               525
                                                     ----------        ----------

                                                          1,377             1,826

Cost of revenues:
   Cost of sales of products                                740             1,152

   Cost of services                                         383               379
                                                     ----------        ----------

                                                          1,123             1,531
                                                     ----------        ----------

Gross profit                                                254               295

   Engineering, research and development                    230               539

   Selling, general and administrative                    1,145             1,295
                                                     ----------        ----------

Loss from operations                                     (1,121)           (1,539)

Other income and (expense), net                              (3)               15
                                                     ----------        ----------

Net loss                                             ($   1,124)       ($   1,524)
                                                     ==========        ==========

Net loss per share - basic and diluted               ($    0.19)       ($    0.25)
                                                     ==========        ==========

Number of shares used in computation of net
   loss per share - basic and diluted                     6,009             6,009
                                                     ==========        ==========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            THREE MONTHS ENDED
($ in thousands)                                                                                  MARCH 31,
                                                                                         ----------------------------
                                                                                            1999              1998
                                                                                         ----------        ----------
Operating activities

   Net loss                                                                                 $(1,124)          $(1,524)

   Adjustments to reconcile net loss to net cash used for operating activities:

       Depreciation and amortization                                                             63                96

       Changes in assets and liabilities:


          Accounts receivable                                                                   773               (99)

          Costs and estimated earnings in excess of billings
             on uncompleted contracts                                                            (2)              794

          Inventories                                                                           256               307

          Accounts payable                                                                     (247)             (178)

          Billings in excess of costs and estimated earnings
             on uncompleted contacts                                                            112               266

          Employee compensation                                                                 (16)              (50)

          Other                                                                                (166)             (762)
                                                                                            -------           -------

       Net cash used for operating activities                                                  (351)           (1,150)
                                                                                            -------           -------

Investing activities

   Additions to equipment                                                                       (28)              (65)
                                                                                            -------           -------
       Net cash used for investing activities                                                   (28)              (65)
                                                                                            -------           -------


Effect of exchange rate changes on cash                                                           8               285
                                                                                            -------           -------

Decrease in cash and cash equivalents                                                          (371)             (930)

Cash and cash equivalents at beginning of period                                              2,270             2,371
                                                                                            -------           -------

Cash and cash equivalents at end of period                                                  $ 1,899           $ 1,441
                                                                                            =======           =======


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in thousands)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

On June 12, 1998, a three-for-one reverse stock split was effected, as approved by the Registrant's Shareholders at the Annual Meeting on June 1, 1998. All share and per share data presented in the accompanying financial statements and footnotes to the number of shares and earnings per share have been presented to reflect the result of the three-for-one reverse stock split.

The Registrant's consolidated financial statements were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to 3 months lead-time before delivery of hardware begins. The Registrant has incurred significant net losses for the last three years. During the three months ended March 31, 1999, revenues were $1,377 and the Registrant incurred a net loss of $1,124.

At March 31, 1999, the Registrant had working capital of $926. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions.

Historically, approximately $1.6 million of the Registrant's annual revenues or 70% of Registrant's annual service revenues have been derived from a terminal maintenance agreement with an Australian lottery customer. This maintenance agreement expires in January 2000, although the customer has the option to extend the agreement for an additional six months. In October 1998, the Australian lottery customer, as a result of a competitive bid, awarded the lottery contract to a competitor of the Registrant.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

Berjaya, the Registrant's largest shareholder, has agreed to provide a line of credit of up to $4.0 million to meet the Registrant's cash needs for operations through at least June 30, 2000. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

2.       INVENTORIES

The inventories at March 31, 1999 are composed entirely of raw materials and work in process.

3.       COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                 Three months ended March 31,
                                                     1999              1998
                                                 ----------        ----------
Net loss                                         ($   1,124)       ($   1,524)
Foreign currency translation adjustment                   8               285
                                                 ----------        ----------
Comprehensive loss                               ($   1,116)       ($   1,239)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in thousands)

FORWARD LOOKING STATEMENTS

The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Registrant's products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

RESULTS OF OPERATIONS

Product sales in the first quarter of fiscal 1999 decreased by 38% or $491, versus the first quarter of fiscal 1998. This is primarily the result of lower contract revenues in the 1999 first quarter compared to the 1998 first quarter. Service revenues increased 8%, or $42 in the quarter ended March 31, 1999. This increase is primarily the result of a price increase, effective January 1,1999, on the Australian terminal maintenance agreement.

The gross profit on first quarter product sales was 9% in 1999, compared with 11% in 1998. The decrease in gross profit percentage was due to the low volume of contracts to absorb the fixed manufacturing costs . The gross profit on first quarter service revenues was 32% in 1999 compared to 28% in 1998. The increase in services gross profit is a result of the price increase described above.

Engineering, research and development expenses in the first quarter of 1999 decreased 57% or $309 compared to the first quarter of 1998. The reduction is primarily the result of reduced level of staffing and current efforts more directed to specific customer projects rather than generic DataTrak software development. Selling, general and administrative expenses decreased 12%, or $150, for the first quarter of 1999 compared to the first quarter of 1998. This decrease was primarily the result of a lower level of staffing in 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1999, the Registrant consumed approximately $371 of cash, although the loss in the quarter was $1,124. The loss was essentially funded out of working capital. The Registrant's consolidated financial statements for the year ended December 31, 1998 and the three months ended March 31, 1999 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 1999, the Registrant had working capital of $926. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations.

The Registrant's largest shareholder, Berjaya, has agreed to provide a line of credit of up to $4.0 million to meet the Registrant's cash needs for operations through at least June 30, 2000. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts and ultimately achieve a sustainable level of profit from operations.

As of March 31, 1999 there were no material commitments for capital expenditures.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

ASIA

A significant portion of the Registrant's revenues are derived from customers located in Asia. In the last 24 months the currencies of the Asian countries in which the Registrant's customers are located have declined significantly against the U.S. dollar. Although the Registrant generally has been paid in U.S. dollars, this decline has effectively increased the cost of the Registrant's products to its customers. The Registrant does not believe that its on-going business has been negatively impacted by the Asian currency exchange situation, however, one current customer has asked, and the Registrant has agreed, to delay to a later undefined date the scheduled delivery of terminals which will result in the delay of ILTS revenues and cash receipts of approximately $1 million.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its former president, Frederick A. Brunn and other parties, relating to statements in a magazine article. The other parties previously settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 20, 1998, the California Court of Appeal (Fourth District) substantially reversed the summary judgement of the superior court awarded the Registrant on November 1, 1996, and the appellate court returned the case to the superior court for trial on the defamation claim. The Registrant has filed a petition for review with the California Supreme Court, which has affirmed the appellate court decision. Trial has been set to begin January 14, 2000. Settlement negotiations have begun.


ITEM 6.  (27) FINANCIAL DATA SCHEDULE

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

                                   Signatures




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.




/s/ M. Mark Michalko
---------------------------------------
M. Mark Michalko
President



/s/ Dennis D. Klahn
---------------------------------------
Dennis D. Klahn
Chief Financial Officer






Date: May 11, 1999