Form 10QSB
period 1999-06-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1999-08-13
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of June 30, 1999, 6,009,183 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


Index


PART I     FINANCIAL INFORMATION                                                 PAGE

Item 1.    Financial Statements

           Consolidated Balance Sheet (Unaudited)                                  3

           Consolidated Statements of Operations (Unaudited)                       4

           Consolidated Statements of Cash Flows (Unaudited)                       5

           Notes to Consolidated Financial Statements                              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     7

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                      10

Item 4.    Submission of Matters to a Vote of Security Holders                    10

Item 5.    Other Information                                                      11

           Signatures                                                             12

           Exhibits

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                                                  JUNE 30,
($ in thousands, except share amounts)                                                             1999
                                                                                                ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $    1,384
    Accounts receivable, net                                                                           436
    Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                                           49
    Inventories                                                                                        310
    Other current assets                                                                               439
                                                                                                ----------
                 Total current assets                                                                2,618
Equipment, furniture and fixtures, net                                                                 370
                                                                                                ----------
                                                                                                $    2,988
                                                                                                ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
    Accounts payable                                                                            $      402
    Employee compensation                                                                              512
    Related party liability                                                                            304
    Other current liabilities                                                                          958
                                                                                                ----------
                 Total current liabilities                                                           2,176
Shareholders equity:
    Common shares, no par value, 50,000,000 shares
    authorized, 6,009,183 shares issued and outstanding                                             51,103
    Accumulated deficit                                                                            (50,234)
    Cumulative translation adjustment                                                                  (57)
                                                                                                ----------
                                                                                                       812
                                                                                                ----------
                                                                                                $    2,988
                                                                                                ==========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                            THREE MONTHS                         SIX MONTHS
                                                                ENDED                               ENDED
($ in thousands, except per share amounts)                     JUNE 30,                            JUNE 30,
                                                     ----------------------------        ----------------------------
                                                        1999              1998              1999              1998
                                                     ----------        ----------        ----------        ----------
Revenues:
    Sales of products                                 $   1,178        $    2,349        $    1,988        $    3,650
    Services                                                590               568             1,157             1,093
                                                     ----------        ----------        ----------        ----------
                                                          1,768             2,917             3,145             4,743
Costs of revenues:
    Cost of sales of products                               822             1,078             1,562             2,230
    Cost of services                                        365               436               748               815
                                                     ----------        ----------        ----------        ----------
                                                          1,187             1,514             2,310             3,045
                                                     ----------        ----------        ----------        ----------
Gross profit                                                581             1,403               835             1,698
    Engineering, research and development                   397               459               627               998
    Selling, general and administrative                     993             1,719             2,138             3,014
                                                     ----------        ----------        ----------        ----------
Loss from operations                                       (809)             (775)           (1,930)           (2,314)
Other income and (expense), net                             251               160               248               175
                                                     ----------        ----------        ----------        ----------
Net loss                                             $     (558)       $     (615)       $   (1,682)       $   (2,139)
                                                     ==========        ==========        ==========        ==========
Net loss per share - basic and diluted               $    (0.09)       $    (0.10)       $    (0.28)       $    (0.36)
                                                     ==========        ==========        ==========        ==========
Number of shares used in computation of net
    loss per share - basic and diluted                    6,009             6,009             6,009             6,009
                                                     ==========        ==========        ==========        ==========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                SIX MONTHS ENDED
($ in thousands)                                                                                    JUNE 30,
                                                                                          ----------------------------
                                                                                             1999              1998
                                                                                          ----------        ----------

Operating activities:
    Net loss                                                                              $   (1,682)       $   (2,139)
    Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization                                                            125               172
        Changes in assets and liabilities:
            Accounts receivable                                                                  902              (158)
            Costs and estimated earnings in excess of billings
               on uncompleted contracts                                                           (4)              974
            Inventories                                                                          488              (774)
            Accounts payable                                                                     (72)              651
            Billings in excess of costs and estimated earnings
               on uncompleted contacts                                                            (9)              587
            Accrued payroll and related taxes                                                    (91)              174
            Other                                                                               (525)           (1,315)
                                                                                          ----------        ----------
        Net cash used for operating activities                                                  (868)           (1,828)
                                                                                          ----------        ----------

Investing activities:
    Lottery service agreement sale proceeds and advance
        repayments                                                                                --                80

    Additions to equipment                                                                       (41)             (130)
                                                                                          ----------        ----------
        Net cash used for investing activities                                                   (41)              (50)
                                                                                          ----------        ----------

Effect of exchange rate changes on cash                                                           23               285
                                                                                          ----------        ----------
Net decrease in cash and cash equivalents                                                       (886)           (1,593)

Cash and cash equivalents at beginning of period                                               2,270             2,371
                                                                                          ----------        ----------
Cash and cash equivalents at end of period                                                $    1,384        $      778
                                                                                          ==========        ==========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in thousands)

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Registrant's consolidated financial statements were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant is largely dependent upon significant contracts for its revenue which typically include a deposit upon contract signing and up to three months lead-time before delivery of hardware begins. The Registrant has incurred significant net losses for the last three years. During the six months ended June 30, 1999, revenues were $3,145 and the Registrant incurred a net loss of $1,682.

At June 30, 1999, the Registrant had working capital of $442. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. Additionally, management is currently seeking additional sources of funding through debt or equity financing and consideration of other business transactions.

Historically, approximately $1.6 million of the Registrant's annual revenues or 70% of Registrant's annual service revenues have been derived from a terminal maintenance agreement with an Australian lottery customer. In October 1998, the Australian lottery customer, as a result of a competitive bid, awarded this contract to a competitor of the Registrant. This maintenance agreement expires in January 2000 although the customer has the option to extend the agreement for an additional six months.

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

Berjaya, the Registrant's largest shareholder, has agreed to provide a line of credit up to $4.0 million to meet the Registrant's cash needs for operations through at least June 30, 2000. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts, and ultimately achieve a sustainable level of profit from operations.

2.      INVENTORIES

The inventories at June 30, 1999 are composed entirely of raw materials and work in process.

3.      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                         Three Months                        Six Months
                                                             Ended                              Ended
                                                            June 30,                           June 30,
                                                 ----------------------------        ----------------------------
                                                    1999              1998              1999              1998
                                                 ----------        ----------        ----------        ----------
Net loss                                         $     (558)       $     (615)       $   (1,682)       $   (2,139)
Foreign currency translation adjustment                  15                 1                23               286
                                                 ----------        ----------        ----------        ----------
Comprehensive loss                               $     (543)       $     (614)       $   (1,659)       $   (1,853)


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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


RESULTS OF OPERATIONS

Product sales in the second quarter of fiscal 1999 decreased 50%, or $1,171, versus the second quarter of fiscal 1998. This was due to the lack of terminal shipments and new contracts signed in the second quarter of 1999 compared to 1998. Service revenues increased 4%, or $22, over the quarter ended June 30, 1998. This improvement was the result of a price increase on the Australian terminal maintenance agreement and a more favorable exchange rate partially offset by fewer customer support projects than in 1998.

The gross profit on second quarter product sales was 30% in 1999, compared with 54% in 1998. The decreased gross profit percentage was a result of lower contract revenues in 1999 and reduced manufacturing efficiencies due to lower production volume compared to 1998. The gross profit on second quarter service revenues was 38% in 1999 compared to 23% in 1998. The increase in services gross profit was due to a higher billing rate for a service support agreement and the price increase described above.

Engineering, research and development expenses in the second quarter of 1999 decreased 13% to $397 from $459 in the second quarter of 1998. The reduction was the result of efforts being directed to specific customer projects and reduced staffing. Selling, general and administrative expenses decreased by 42%, or $726, for the second quarter of 1999 compared to the second quarter of 1998. This decrease was the result of a lower level of staffing.

Product sales in the first six months of fiscal 1999 decreased 46%, or $1,662, from the same period in 1998. This was the result of fewer contracts and shipments in 1999 as compared to 1998. Service revenues increased 6%, or $64, to $1,157 from $1,093 which was primarily the result of the price increase on the Australian maintenance agreement as described above.

The gross profit on product sales was 21% for the six months ended June 30, 1999 compared to 39% in 1998. The decrease in the 1999 gross profit percentage was due to the low volume of contracts to absorb the fixed manufacturing costs compared to 1998 where sales of earlier model terminals which had been fully reserved reduced production related expenses. The gross profit on services was 35% in 1999 compared to 25% for the same six-month period in 1998. The increase in services gross profit resulted from the price increases mentioned above.

Engineering, research and development expenses for the first six months of 1999 decreased $371, or 37%, to $627 as compared to $998 for the same period in 1998. Costs were reduced from 1998 due to staff reductions and efforts directed toward specific customer projects. Selling, general and administrative costs decreased by $876, or 29%, for the six month period ended June 30, 1999 compared to the same period in 1998. This decrease resulted from the lower level of staffing in 1999. Other income and expense, net, increased $73, or 42%. The increase primarily related to the recovery of costs associated with the Arizona Lottery bid effort.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1999, the Registrant consumed approximately $515 of cash, although the loss in the quarter was $558. The loss was essentially funded out of working capital. The Registrant's consolidated financial statements for the year ended December 31, 1998 and the six months ended June 30, 1999 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 1999, the Registrant had working capital of $442. Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations.

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

The Registrant's largest shareholder, Berjaya, has agreed to provide financial support if and when necessary to ensure that the Registrant's operations continue through at least June 30, 2000. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, obtain additional financing, secure additional new contracts and ultimately achieve a sustainable level of profit from operations.

As of June 30, 1999 there were no material commitments for capital expenditures.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Walters v ILTS - On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego County Superior Court against the Registrant, its former president, Frederick A. Brunn and other parties, relating to statements in a magazine article. The other parties previously settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 20, 1998, the California Court of Appeal (Fourth District) substantially reversed the summary judgement of the superior court awarded the Registrant on November 1, 1996, and the appellate court returned the case to the superior court for trial on the defamation claim. The Registrant filed a petition for review with the California Supreme Court, which affirmed the appellate court decision. Trial has been set to begin January 14, 2000. Settlement negotiations have begun.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 1999, the Registrant held its 1999 Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected as directors of the
Registrant: Chan Kien Sing, Frederick A. Brunn, Theodore A. Johnson, Alain K. Lee, M. Mark Michalko, Leonard G. Morrissey, Ng Foo Leong, Martin J. O'Meara, Jr., and Lord Michael G.R. Sandberg.

The election of directors was conducted by the Inspector of Elections. The following are the results of the voting on this matter:

For all nominees, received at least 5,469,279 votes, or at least 98%, of the votes cast.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


ITEM 5. OTHER INFORMATION

Dennis D. Klahn, Chief Financial Officer, resigned on July 16, 1999 to pursue other business opportunities.

ITEM 6. (27) FINANCIAL DATA SCHEDULE

Signatures



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.




/s/ M. Mark Michalko
--------------------------------------------
M. Mark Michalko
President and Acting Chief Financial Officer


Date:  August 13, 1999