Form 10QSB
period 1999-09-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 1999-11-12
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

Commission File Number:    0-10294
                       -------------

                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
             (Exact Name of Registrant as specified in its charter)

              CALIFORNIA                             95-3276269
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

As of September 30, 1999, 6,009,183 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Index

                                                                                        PAGE
                                                                                        ----
PART I                       FINANCIAL INFORMATION

Item 1.                      Financial Statements

                             Consolidated Balance Sheet (Unaudited)                       3

                             Consolidated Statements of Operations (Unaudited)            4

                             Consolidated Statements of Cash Flows (Unaudited)            5

                             Notes to Consolidated Financial Statements (Unaudited)       6

Item 2.                      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                      8

PART II                      OTHER INFORMATION

Item 1.                      Legal Proceedings                                           11

Item 5.                      Other Information                                           11

                             Signatures                                                  12

                             Exhibits

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (Unaudited)

                                                               SEPTEMBER 30,
($ in thousands, except share amounts)                             1999
                                                               -------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  3,516
  Accounts receivable, net                                            386
  Inventories                                                         172
  Other current assets                                                951
                                                                 --------
      Total current assets                                          5,025
Equipment, furniture and fixtures, net                                321
                                                                 --------
                                                                 $  5,346
                                                                 ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable                                               $    436
  Advance payments from customers                                   3,562
  Employee compensation                                               458
  Related party liability                                             304
  Other current liabilities                                           924
                                                                 --------
      Total current liabilities                                     5,684

Shareholders equity:
  Common shares, no par value, 50,000,000 shares authorized,
     6,009,183 shares issued and outstanding                       51,103
  Accumulated deficit                                             (51,378)
  Cumulative translation adjustment                                   (63)
                                                                 --------
                                                                     (338)
                                                                 --------
                                                                 $  5,346
                                                                 ========

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     THREE MONTHS          NINE MONTHS
                                                        ENDED                 ENDED
($ in thousands, except per share amounts)           SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                    1999       1998       1999       1998
                                                  -------    -------    -------    -------
Revenues:
  Sales of products                               $   685    $ 4,049    $ 2,673    $ 7,699
  Services                                            556        287      1,713      1,380
                                                  -------    -------    -------    -------
                                                    1,241      4,336      4,386      9,079
Cost of revenues:
  Cost of sales of products                           620      2,406      2,182      4,636
  Cost of services                                    427        313      1,175      1,128
                                                  -------    -------    -------    -------
                                                    1,047      2,719      3,357      5,764
                                                  -------    -------    -------    -------
Gross profit:                                         194      1,617      1,029      3,315
  Engineering, research and development               324        236        951      1,234
  Selling, general and administrative               1,060      1,239      3,198      4,253
                                                  -------    -------    -------    -------
Income (loss) from operations                      (1,190)       142     (3,120)    (2,172)
Other income and (expense), net                        46        (20)       294        155
                                                  -------    -------    -------    -------
Net income (loss)                                 $(1,144)   $   122    $(2,826)   $(2,017)
                                                  =======    =======    =======    =======
Net income (loss) per share - basic and diluted   $ (0.19)   $  0.02    $ (0.47)   $ (0.34)
                                                  =======    =======    =======    =======
Number of shares used in computation of net
   income (loss) per share - basic and diluted      6,009      6,009      6,009      6,009
                                                  =======    =======    =======    =======

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             NINE MONTHS ENDED
($ in thousands)                                               SEPTEMBER 30,
                                                            ------------------
                                                              1999       1998
                                                            -------    -------
Operating activities:
  Net loss                                                  $(2,826)   $(2,017)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                             184        259
      Changes in assets and liabilities:
         Accounts receivable                                    952     (1,590)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                    45      1,350
         Inventories                                            626          5
         Accounts payable                                       (38)       121
         Advance payments from customers                      3,562         --
         Billings in excess of costs and estimated
            earnings on uncompleted contacts                     --      1,356
         Accrued payroll and related taxes                     (145)      (120)
         Other                                               (1,082)      (586)
                                                            -------    -------
      Net cash provided by (used in) operating activities     1,278     (1,222)
                                                            -------    -------

Investing activities:
   Lottery service agreement sale proceeds and
      advance repayments                                         --         80
   Additions to equipment, net                                  (49)      (133)
                                                            -------    -------
      Net cash used in investing activities                     (49)       (53)
                                                            -------    -------
Effect of exchange rate changes on cash                          17        262
                                                            -------    -------
Net increase (decrease) in cash and cash equivalents          1,246     (1,013)

Cash and cash equivalents at beginning of period              2,270      2,371
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 3,516    $ 1,358
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

The Registrant's consolidated financial statements were prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Registrant is largely dependent upon significant contracts for its revenue which typically include a deposit upon contract signing and up to three months lead-time before delivery of hardware begins. The Registrant has incurred significant net losses for the last three years. During the nine months ended September 30, 1999, revenues were $4,386 and the Registrant incurred a net loss of $2,826.

At September 30, 1999, the Registrant had negative working capital of $659. Management recognizes that the Registrant must recover its investment in existing contracts and generate additional contract sales to maintain its current level of operations. As detailed in Note 4, Subsequent Events, on October 5, 1999, the Registrant received $5,200 through the sale of authorized, but unissued shares of Common Stock. In Management's opinion, this significantly enhances the Registrant's ability to continue its operations and pursue future contracts.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Historically, approximately $1,600 of the Registrant's annual revenues or 70% of Registrant's annual service revenues have been derived from a terminal maintenance agreement with an Australian lottery customer. In October 1998, the Australian lottery customer awarded this contract to a competitor of the Registrant. This maintenance agreement expires on December 31, 1999, although the customer has indicated its expectation to seek an extension of an additional six months.

In August 1999, the Registrant was awarded a contract by long-time customer AB Trav och Galopp ("ATG") of Sweden for 815 additional DATAMARK Flipper(R) terminals and related spare parts. The contract has a total value of more than $4,000. Delivery of the terminals is expected to start at the beginning of the second quarter of 2000 with revenue to be recognized upon shipment of the terminals.

In September 1999, the Registrant announced the signing of two agreements with Global Technologies, Ltd. ("GTL") under which the Registrant will supply an on-line lottery system and facilities management services. Under the terms of the purchase agreement, the Registrant will provide a complete DATATRAK(R) on-line lottery system including central system hardware and software as well as a minimum of 3,500 DATAMARK XClaim(R) terminals with a value of $12,300. In addition, under a separate facilities management agreement, the Registrant will provide a full range of services in connection with the lottery system, including installation, training, computer operations, network management and field maintenance. The facilities management contract has a base term of eight years with options for extensions and a base value estimated to be a minimum of $30,000. Manufacture of the lottery terminals will begin in the fourth quarter of 1999. Initial delivery of the terminals is scheduled to start in the first quarter of 2000 with the lottery targeted to launch operations shortly thereafter.

Management anticipates that it will be successful in recovering its investment in existing contracts and obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient new contract revenues. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, secure additional new contracts, install terminals on a timely basis, and ultimately achieve a sustainable level of profit from operations.

2.      INVENTORIES

The inventories at September 30, 1999 are composed entirely of raw materials and work in process.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

3.      COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

                                             Three Months          Nine Months
                                                Ended                 Ended
                                             September 30,         September 30,
                                          ------------------    ------------------
                                            1999       1998       1999       1998
                                          -------    -------    -------    -------
Net income (loss)                         $(1,144)   $   122    $(2,826)   $(2,017)
Foreign currency translation adjustment        (6)       (23)        17        262
                                          -------    -------    -------    -------
                                          $(1,150)   $    99    $(2,809)   $(1,755)
                                          =======    =======    =======    =======

4.      SUBSEQUENT EVENTS

On October 18, 1999, Form 8-K was filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Exchange Act of 1934 with regard to Changes in Control of Registrant.

Pursuant to a Stock Purchase Agreement dated as of September 8, 1999, on October 5, 1999, the Registrant consummated the sale of 6,933,817 shares of its Common Stock to Berjaya Lottery Management (H.K.) Limited ("Berjaya"). The purchase price for the shares was $0.75 per share for an aggregate purchase price of $5,200,362.75. Prior to the purchase, Berjaya owned 2,311,500 shares, or approximately 38.5%, of the Registrant's outstanding Common Stock. As a result of the purchase, Berjaya now owns 9,245,317 shares or approximately 71.4%, of the Registrant's outstanding Common Stock. Berjaya also continues to have three representatives on the Registrant's nine member Board of Directors.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

RESULTS OF OPERATIONS

Product sales in the third quarter of fiscal 1999 decreased 83%, or $3,364, versus the third quarter of fiscal 1998. This was due to fewer terminal shipments in the third quarter of 1999 compared to 1998. Service revenues increased 94%, or $269, over the quarter ended September 30, 1998. This improvement was the result of a price increase on the Australian terminal maintenance agreement and a more favorable exchange rate.

The gross profit on third quarter product sales was 9% in 1999, compared with 40% in 1998. The decreased gross profit percentage was a result of reduced manufacturing efficiencies due to lower production volume compared to 1998. The gross profit on third quarter service revenues was 23% in 1999 compared to a loss of 9% in 1998. The increase in services gross profit was due to the price increase described above.

Engineering, research and development expenses in the third quarter of 1999 increased 37% to $324 from $236 in the third quarter of 1998. The increase was the result of efforts being directed to new projects. Selling, general and administrative expenses decreased by 14%, or $179, for the third quarter of 1999 compared to the third quarter of 1998. This decrease was the result of a lower level of staffing.

Product sales in the first nine months of fiscal 1999 decreased 65%, or $5,026, from the same period in 1998. This was the result of fewer contracts and shipments in 1999 as compared to 1998. Service revenues increased 24%, or $333, to $1,713 from $1,380 which was primarily the result of the price increase on the Australian maintenance agreement described above.

The gross profit on product sales was 18% for the nine months ended September 30, 1999 compared to 40% in 1998. The decrease in the 1999 gross profit percentage was due to the low volume of contracts to absorb the fixed costs compared to 1998 where sales of earlier model terminals which had been fully reserved reduced production related expenses. The gross profit on services was 31% in 1999 compared to 18% for the same nine-month period in 1998. The increase in services gross profit resulted from the price increases mentioned above.

Engineering, research and development expenses for the first nine months of 1999 decreased $283, or 23%, to $951 as compared to $1,234 for the same period in 1998. Costs were reduced from 1998 due to staff reductions and efforts directed toward specific customer projects. Selling, general and administrative costs decreased by $1,055, or 25%, for the nine-month period ended September 30, 1999 compared to the same period in 1998. This decrease resulted from the lower level of staffing in 1999. Other income and expense, net, increased $139, or 90%. The increase primarily related to the recovery of costs associated with the Arizona Lottery bid effort and royalty receipts from a customer.

LIQUIDITY AND CAPITAL RESOURCES ($ in thousands)

During the quarter ended September 30, 1999, the Registrant increased cash by approximately $2,132, although the loss in the quarter was $1,144. The loss was essentially funded out of working

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

capital. The Registrant's consolidated financial statements for the year ended December 31, 1998 and the nine months ended September 30, 1999 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 1999, the Registrant had negative working capital of $659. Advance payments from customers increased by $762 with the receipt of a deposit upon contract signing with ATG.

Management recognizes that the Registrant must generate additional contract sales to maintain its current level of operations. Management anticipates that it will be successful in obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient new contract revenue. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, secure additional new contracts and ultimately achieve a sustainable level of profit from operations.

As of September 30, 1999 there were no material commitments for capital expenditures.

FOREIGN EXCHANGE FLUCTUATION

The Registrant's reporting currency is the U.S. dollar. Historically, a majority of the Registrant's sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been affected principally by the Registrant's international subsidiaries. Changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Registrant, and such effect may be material in any individual reporting period. As the contracts are predominantly denominated in the functional currency of the subsidiary performing under the contract, the Registrant has historically incurred immaterial amounts of transaction gains or losses.

ASIA

Historically, a significant portion of the Registrant's revenues have been derived from customers located in Asia. In the last 24 months the currencies of the Asian countries in which the Registrant's customers are located have declined significantly against the U.S. dollar. Although the Registrant generally has been paid in U.S. dollars, this decline has effectively increased the cost of the Registrant's products to its customers. The Registrant does not believe that its on-going business has been negatively impacted by the Asian currency exchange situation, however, one current customer has asked, and the Registrant has agreed, to delay to a later undefined date the scheduled delivery of terminals which will result in the delay of ILTS revenues and cash receipts of approximately $1 million.

YEAR 2000

Management has initiated an enterprise-wide program to prepare the Registrant's computer systems and applications for the Year 2000. The Registrant expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare the systems

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

for the Year 2000.The Registrant has evaluated the effort required and believes that the related costs will be immaterial and will be expensed as incurred. In addition, the Registrant has reviewed the software systems and hardware it has previously sold and determined they are Year 2000 compliant.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On November 3, 1995, Mr. James T. Walters, the former chairman and president of the Registrant, who retired in 1994, filed a defamation and invasion of privacy action in the San Diego county courts against the Registrant, its former president, Frederick A. Brunn and other parties, relating to statements in a magazine article. The other parties quickly settled with Mr. Walters. Mr. Walters sought general and special damages of $9 million and punitive damages. On November 20, 1998, the California Court of Appeal (Fourth District) substantially reversed the summary judgement of the superior court awarded the Registrant on November 1, 1996, and the appellate court returned the case to the San Diego trial court on the defamation claim. The Registrant filed a petition for review with the California Supreme Court, which affirmed the appellate court decision. Trial had been set to begin January 14, 2000. In early October, all parties reached a mediated settlement to this litigation which has been submitted to the San Diego County Superior Court for approval. The effect on the consolidated financial statements is expected to be immaterial with the majority of the settlement covered by insurance.

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

Date:  November 12, 1999