Form 10KSB40
period 1999-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2000-03-30
CIK 354813

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-10294

                            INTERNATIONAL LOTTERY &
                           TOTALIZATOR SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     95-3276269
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

             2131 FARADAY AVENUE
             CARLSBAD, CALIFORNIA                                92008-7297
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (760) 931-4000

                   REGISTRANT'S HOME PAGE HTTP://WWW.ILTS.COM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (TITLE OF CLASS)

                                 COMMON SHARES

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 2000 was approximately $6,184,299. Revenues for the year ended December 31, 1999 were $5,650,000.

     Number of common shares outstanding at March 23, 2000 was 12,943,000

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the 1999 Annual Report to Stockholders of the Registrant: Part II Portions of the Proxy Statement for 2000 Annual Meeting of Stockholders: Part
                                      III

         Transitional Small Business Disclosure Format............Yes [ ]
         No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I
ITEM 1.   DESCRIPTION OF BUSINESS.....................................    1
          General.....................................................    3
          DATAMARK(R) and Intelimark(TM)Terminals.....................    3
          Central System Wagering Application
          Software -- DataTrak(R).....................................    4
          Lottery Systems Service Agreements..........................    4
          Spare Parts/Software Support Agreements.....................    5
          Revenue Sources.............................................    5
          Product Development.........................................    5
          Backlog.....................................................    5
          Marketing and Business Development..........................    6
          Manufacturing and Materials.................................    6
          Competition.................................................    7
          Employees...................................................    7
          Patents, Trademarks and Licenses............................    7
          Regulation..................................................    7
          Dependence Upon a Few Customers.............................    7
          Year 2000...................................................    8
          Forward-Looking Statements..................................    8
          Seasonality.................................................    8
          Working Capital Practices...................................    8
          Environment Effects.........................................    8
          Export Sales................................................    8
ITEM 2.   DESCRIPTION OF PROPERTY.....................................    8
ITEM 3.   LEGAL PROCEEDINGS...........................................    9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9
          EXECUTIVE OFFICERS OF THE REGISTRANT........................    9

                                  PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.........................................   10
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................   10
ITEM 7.   FINANCIAL STATEMENTS........................................   10
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   10

                                 PART III
ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.........................................................   11
ITEM 10.  EXECUTIVE COMPENSATION......................................   11
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   11
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   11
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................   11

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     The Registrant designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global pari-mutuel and on-line lottery industries. The Registrant also provides facilities management services to global on-line lottery owners. The Registrant's technology can be used in other transaction-processing applications, such as keno gaming and automated ticket printer/readers for toll turnpike systems.

     The Registrant's wagering systems include the DATAMARK(R) and Intelimark(TM) family of point-of-sale terminals, a central computer installation that is comprised of Compaq computer hardware and a commercially available operating system used in conjunction with ILTS' DataTrak(R) application software, and the required communication network to interface the terminals to the central computer installation. System features include real-time processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

     The point-of-sale, proprietary component of the Registrant's systems are the DATAMARK(R) and Intelimark(TM) family of ticketing terminals. These terminals are compact, reliable, Intel microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a thermal ticket receipt to be retained by the customer. The Registrant sells the DATAMARK(R) and/or Intelimark(TM) terminal separately or as part of a turnkey wagering application system or the Registrant will modify a terminal's features or configurations and central system software to meet specific customer requirements.

     The Registrant's proprietary central system software application, DataTrak(R), controls the overall lottery operation. This system is the result of years of evolution of Registrant's first central system that was originally developed by The Hong Kong Jockey Club (HKJC), one of the world's largest horseracing and lottery operators in the world.

     The required communication network to interface the DataTrak(R) central system and the wagering terminals is designed by ILTS to best fit each customer's specific application using commercially available hardware and software.

DATAMARK(R) AND INTELIMARK(TM) TERMINALS

     The Registrant has developed several models of both terminals to meet the varied requirements of different wagering applications. All are PC compatible, Intel microprocessor-based and have a compact, lightweight design for countertop operation. The terminals are approximately 12" deep, 12" wide, 10" high, weigh approximately 27 pounds, and are accompanied by a built-in or external display and keyboards.

     The DATAMARK(R) models utilize a patented, compact, single ticket path which allows the terminal to print and read from both sides of the same ticket without operator intervention. The terminal utilizes quick, quiet thermal printing that does not require an inked cartridge or ribbon as do impact, dot matrix printers, thereby improving print quality and reliability, and reducing maintenance expenses. The terminals use either pre-cut thermal coated tickets or thermal coated roll stock tickets or both. Some models will sequentially read and print up to 50 tickets entered at one time through the use of a "bulk feed" option.

     The DATAMARK(R) terminal is best suited for application in the racing industry, and is capable of issuing tickets for standard betting, as well as for any feature pool wagers currently being used in pari-mutuel wagering. The terminals are designed to facilitate multiple bets on one ticket and multiple selections for each bet. In addition, the bettor marks bets on a pre-printed playslip, which is then read optically by the terminal, the amount wagered is calculated and the bet details printed on the back of the same ticket. Because the ticket is prepared away from the pari-mutuel clerk's window, betting transaction time is reduced, efficiency of the operation is improved and the bettor obtains more privacy in the betting transaction.

     The newly developed Intelimark(TM) terminal has been specifically designed to make use of a commercially available point-of-sale terminal computer with custom designed reader/printer mechanisms as an integral part of the single unit design. A variant of the DATAMARK(R) mechanism has been developed in order to meet the requirements of racing applications. In the case of lottery applications, the reader/printer is designed to use a commercially available optical mark sense reader, and roll stock thermal printer. This configuration can be offered with touch screen color SVGA display, or integral keyboard, or both depending on the requirements of the customer. All of these configurations have been developed to provide a very cost competitive terminal for the lottery application. Both the horseracing and lottery applications that utilize the touch screen make use of the ILTS patent pending graphical user interface for the placement of wagers. This interface greatly simplifies and reduces the time necessary to place a bet.

     Registrant is a registered Value-Added Reseller (VAR) of point-of-sale terminal equipment manufactured by Epson America, Inc.

CENTRAL SYSTEM WAGERING APPLICATION SOFTWARE -- DATATRAK(R)

     The nucleus of each wagering system is the central computer installation that receives information from ticket-issuing terminals, accumulates wagering data, calculates odds and payouts, and provides a means of database management in order to distribute information and allow generation of management reports. In cooperation with the customer, the Registrant designs the configuration of the central computer installation to provide the required games, fault-tolerant operation, high throughput and security. The DataTrak(R) system has been developed by ILTS to make use of commercially available software operating systems and software programs to facilitate modification at a much lower cost to the customer than in the past where proprietary software limited the customer's ability to perform changes to the system.

     Each central computer installation typically includes a client-server computer configuration that uses Alpha computers manufactured by Compaq. ILTS is a registered VAR of Compaq computer equipment. Certain of the Registrant's customers presently use software in their pari-mutuel systems that is proprietary to the Registrant.

     The Registrant owns non-exclusive rights to permanently use the central system software developed by HKJC for use and modification in its pari-mutuel wagering and lottery systems. Under the terms of the amended license, the Registrant has use of the HKJC software royalty-free for all systems sold after May of 1999.

     The Registrant has made significant modifications and enhancements to the HKJC software. Chief among them is the migration of the system to a client-server architecture using Compaq computer hardware, the incorporation of Sybase relational database software, and the utilization of a Windows operating system for management information and control. The entire application is called DataTrak(R). These modifications and enhancements provide scalability to the system so that each customer's unique requirements can be met in a most cost effective way, the configuration can be changed easily as required, and the customer is able to process data within a familiar software user interface environment.

     The Registrant has also added numerous new features to the base software, including instant ticket validation and player registration. The system has the following characteristics: rapid processing; storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load, i.e., to reprogram the wagering terminals from the central computer installation via the communications network; a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure fault tolerant operation without data loss; and a comprehensive management information and control system.

LOTTERY SYSTEM SERVICE AGREEMENTS

     On September 8, 1999, the Registrant entered into agreements with Interactive Flight Technologies, Inc. (now named Global Technologies Limited
(GTL)) under which the Registrant is supplying an on-line lottery system and facilities management services to GTL for operation of lotteries on behalf of charities throughout the United Kingdom. The lottery will operate under a license granted by the Gaming Board of Great Britain to

Inter Lotto (UK) Ltd., and an operating agreement between Inter Lotto and GTL, which has a substantial minority ownership interest in Inter Lotto.

     Under the terms of the agreement, the Registrant is providing a complete DataTrak(R) on-line lottery system including central system hardware and software as well as a minimum of 3,500 DATAMARK(R) XClaim terminals, with potential for expansion up to 15,000 terminals. In addition, under a separate facilities management agreement, the Registrant, through a United Kingdom subsidiary, is providing a full range of services in connection with the lottery system, including installation, training, computer operations, network management and field maintenance. The facilities management agreement has a base term of eight years with options for extensions. The lottery is targeted to launch operations in the first quarter of 2000.

SPARE PARTS/SOFTWARE SUPPORT AGREEMENTS

     In addition to sales of terminals and systems, the Registrant realizes ongoing revenue from the sale of spare parts for use in the maintenance of its terminals, of which approximately 39,000 have been delivered to date. The Registrant also enters into contracts with its customers to provide software modifications, upgrades and support for its installed products.

REVENUE SOURCES

     The following table sets forth the revenue for the periods indicated attributable to different applications of the Registrant's technology:

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1999      1998       1997       1996       1995
                                            ------    -------    -------    -------    -------
                                                          (DOLLARS IN THOUSANDS)
Racing Products and Services..............  $1,658    $ 6,733    $ 2,443    $11,183    $10,448
Lottery Products and Services.............   3,402      5,705      7,729      5,105      7,680
Other.....................................     590        734        654        305        513
                                            ------    -------    -------    -------    -------
          Total...........................  $5,650    $13,172    $10,826    $16,593    $18,641
                                            ======    =======    =======    =======    =======

PRODUCT DEVELOPMENT

     The Registrant's ability to compete successfully depends in part upon its ability to meet the current and anticipated needs of its customers. To that end, the Registrant devotes a significant portion of its research and development activity to refining and enhancing the features of existing products, systems and software. In 1999, the Registrant spent approximately $1.2 million on engineering, research and development, as compared to $1.5 million in 1998.

     The Registrant has recently developed a product called the Intelimark(TM), a terminal based on commercially available hardware and software integrated with a reader and printer mechanism to provide the standard terminal features with the following enhancements: the option for a full color SVGA touch screen user interface; optional keyboard configurations to allow fast operator input; and optional peripherals such as magnetic stripe readers, smart card readers, and barcode readers which can be incorporated into the configuration. The unit currently utilizes the Pentium class processor, but is scaled to accommodate future processors as the need for additional capability arises. The unit provides faster processing, higher resolution thermal printing, and the ability to utilize cost effective, commercial off-the-shelf PC peripherals.

     The Registrant has been certified since February 1996 under ISO 9001 registration. This certification demonstrates quality in design development and manufacturing under ISO standards.

BACKLOG

     The backlog of orders for its products and services believed by the Registrant to be firm, amounted to approximately $16.4 million as of December 31, 1999, as compared to a backlog of approximately $3.6 million as of December 31, 1998. Of such backlog at December 31, 1999, approximately $16.4 million is expected to be filled during 2000. See DESCRIPTION OF BUSINESS, Dependence Upon A Few Customers.

MARKETING AND BUSINESS DEVELOPMENT

     Management believes that the Registrant's continuing ability to obtain and retain contracts for its wagering systems and terminals is directly related to its reputation in its various fields of expertise. Because of its reputation, the Registrant often receives unsolicited inquiries from potential customers. The Registrant also learns of new business opportunities through the close contacts that its personnel maintain with key officials in the international horse racing and lottery industries.

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

     The Registrant's marketing efforts are carried out by the Registrant's professional marketing and engineering staff and frequently involve other executive officers of the Registrant. Marketing of the Registrant's products and services throughout the world is often performed in conjunction with consultants with whom the Registrant contracts, from time to time, for representation in specific market areas. In addition, the Registrant has entered into an agreement with eLottery, Inc. to jointly market and develop an interface for allowing the Registrant's lottery systems to process eLottery's web-based retailing of lottery tickets.

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

MANUFACTURING AND MATERIALS

     In March 1999, the Registrant contracted with Anacomp, Inc. to provide contract manufacturing for all DATAMARK(R) terminals. Anacomp is located in nearby Poway, California, and has additional flexibility in their manufacturing facility. The facility has over 200,000 square feet of floor space under one roof, and has the capacity to manufacture nearly 100 terminals per day. The Registrant also benefits from the volume discounts on raw materials and subassemblies that Anacomp receives from its vendors due to the already high volume of parts purchased by them. Anacomp is currently manufacturing 3,675 terminals that are being shipped to GTL in England, and 815 terminals that are being shipped to Ab Trav Och Galopp (ATG) in Sweden.

     Manufacture consists principally of the assembly of parts, components and subassemblies (most of which are designed by the Registrant) into finished products. The contract manufacturer will purchase many parts, components and subassemblies necessary for the terminals and the systems and assemble them into finished products. These products and purchased computers are then integrated with standard peripherals purchased by the Registrant to construct racing and lottery systems. The Registrant generally has multiple sources for the various items purchased from vendors, but some of these items are state-of-the-art and could be, from time to time, in short supply. Certain other items are available only from a single supplier. For the year ended December 31, 1999 no single vendor accounted for 10% or more of the Registrant's raw material purchases.

COMPETITION

     The Registrant competes primarily in the horse racing industry and the on-line lottery industry. The Registrant competes by providing high-quality wagering systems and terminals that are reliable, secure and fast. In addition, management believes that the Registrant offers its customers more flexibility in design and custom options than do most of its competitors.

     Management believes that the Registrant's main competitors in the sale of horse racing systems and on-line lottery systems in the domestic and international marketplace are: AWA Limited, an Australian company; Essnet, a Swedish company; International Des Jeux, the French national lottery company; and four United States companies: GTECH Holdings Corporation, Autotote Limited, Video Lottery Technologies, and Scientific Games Holding Corporation. Management believes that the Registrant has been a substantial factor in the international marketplace. The Registrant's sales or leases in the United States have been insignificant. In general the Registrant's competitors have significantly greater resources than the Registrant. Competition for on-line lottery system contracts is intense.

EMPLOYEES

     As of December 31, 1999, the Registrant employs 72 people worldwide on a full-time equivalent basis. Of this total, 33 were engaged in operations support, 17 in engineering and software development and 22 in marketing and administrative positions. None of the Registrant's employees are represented by a union, and the Registrant believes its relations with its employees are good.

PATENTS, TRADEMARKS AND LICENSES

     The Registrant has six U.S. patents issued on its products, and one patent pending. The Registrant believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of the Registrant than the benefits of patent protection. The Registrant typically requires customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning the Registrant's products to sign nondisclosure agreements, and the Registrant relies on such agreements, other security measures and trade secret law to protect such proprietary information. Central system software in the Registrant's lottery systems was originally developed under a non-exclusive license with HKJC.

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

DEPENDENCE UPON A FEW CUSTOMERS

     The Registrant's business to date has been dependent on major contracts and the loss of one or failure to replace completed contracts with new contracts would have a materially adverse effect on the Registrant's business. During 1999, the Registrant's revenues were derived primarily from contracts with New South Wales Lottery ($1.8 million); Philippine Gaming Management Corporation ($0.5 million); Olympic Gold Holdings ($0.5 million); HKJC ($0.4 million); Leisure Management Berhad ($0.4 million); Singapore Turf Club ($0.4 million); and all other in the aggregate ($1.6 million).

YEAR 2000

     As of March 23, 2000, we have not experienced any significant disruptions as a result of the rollover from 1999 to 2000. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties, upon which we rely, will not become apparent in the future that could harm our operations.

FORWARD-LOOKING STATEMENTS

     The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Registrant's products are marketed, fluctuations in quarter-by-quarter operating results, and other factors described in this Form 10-KSB.

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

EXPORT SALES

     The majority of the Registrant's revenues are derived from contracts with foreign companies. As of December 31, 1999, the Registrant's equipment has been delivered and installed in Sweden, Norway, Hong Kong, Singapore, Ukraine, Australia, Finland, England, the Netherlands, Malaysia, Macau, China, Papua New Guinea, Belgium and the Philippines. The companies with which the Registrant contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. The Registrant has entered into a few contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies. The majority of the Registrant's sales are denominated in U.S. dollars and thus not subject to foreign currency fluctuations. However, the ultimate cost of the Registrant's products to its customers have increased due fluctuations in the foreign exchange rates of many southeast Asian countries. The Registrant does not believe that its on-going business has been negatively impacted by the Asian currency-exchange situation, however, one current customer asked in 1998 and the Registrant agreed, to delay to a later undefined date the scheduled delivery of terminals which has resulted in delay of revenues and cash receipts to the Registrant of approximately $1.0 million.

     See also Note 7 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 7.

ITEM 2. DESCRIPTION OF PROPERTY

     The Registrant's U.S. facilities consist of approximately 22,500 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2005. The Registrant's Australian subsidiary currently leases, at a monthly cost of approximately A$8,400, approximately 13,000 square feet consisting of a manufacturing and administrative facility. The lease on this property expires in October 2001. Since Registrant's technical support for the New South Wales Lottery has ceased, the Registrant, with the assistance of the lessor, is attempting to sub-lease this building, but in the interim, the Registrant is continuing to use the administrative facility as a sales office for Australia and New Zealand. See Note 7 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 7.

     Separate office and maintenance facilities to administer the U.K. Charitable Lottery in England are provided by GTL, a customer of the Registrant.

ITEM 3. LEGAL PROCEEDINGS

WALTERS V. ILTS, ET AL

     In November, 1995, Mr. James Walters, the former chairman and president of the Registrant, filed an action in the San Diego County Superior Court against the Registrant and its then current president, Frederick A. Brunn, alleging that certain statements in a magazine article were slander per se by the Registrant and Brunn. The case was settled in October 1999 at minimal financial cost to Registrant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                     NAME                       AGE                 POSITION
                     ----                       ---                 --------
M. Mark Michalko..............................  45    President/Principal Financial
                                                      Officer
Robert McPhail................................  65    Vice President, Sales and Marketing
Timothy R. Groth..............................  50    Vice President, Technical Operations
Lawrence E. Logue.............................  63    Corporate Secretary

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Registrant's Common Stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board (OTCBB). As of December 31, 1999, there were 12,943,000 common shares outstanding and approximately 1,100 shareholders of record. In October, the Registrant's largest shareholder, Berjaya Lottery Management (H.K.) LTD., purchased additional shares of the Registrant's common stock for $5.2 million resulting in an increase in its ownership of the Registrant's total outstanding shares to 71.4%. The Registrant's management owned 1%.

                           1999                             HIGH                     LOW
                           ----                             ----      ---------      ---
First Quarter.............................................      15/32                 9/32
Second Quarter............................................    1                       9/32
Third Quarter.............................................    1 5/16                  9/16
Fourth Quarter............................................    1 17/32                 9/16
Average Daily Volume......................................               14,900
Total Annual Trading Volume...............................            3,933,600

                           1998                             HIGH                     LOW
                           ----                             ----      ---------      ---
First Quarter.............................................    3 3/4                   21/16
Second Quarter............................................    2 7/16                   1/8
Third Quarter.............................................    2 3/16                   1/2
Fourth Quarter............................................    1 11/32                  3/16
Average Daily Volume......................................               17,184
Total Annual Trading Volume...............................            4,536,587

     Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of the Registrant, as set forth on the cover of this report, it has been assumed that all executive officers and directors of the Registrant and Berjaya Lottery Management (H.K.) Ltd. were affiliated persons. All of the Registrant's common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for March 23, 2000, of $ 1.75 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The information required by this item is included on pages 7 through 10 of the Registrant's Annual Report to Shareholders as of December 31, 1999 and 1998 for the years then ended under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is included on pages 11 through 14 of the Registrant's Annual Report to Shareholders as of December 31, 1999 and 1998 for the years then ended and is incorporated herein by reference to such Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

     (3) (a) Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form 10-K for the year ended December 31, 1994, File No.
              0-10294).
         (b) Articles of Incorporation as amended June 2, 1998, reflecting the three-for-one reverse stock split
              (incorporated by reference to Form 10-K for the year ended
              December 31, 1998, File No. 0-10294).
         (c) Articles of Incorporation as amended June 2, 1998, reflecting maximum indemnification for directors permitted by California law (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294).
         (d) A By-law effective June 2, 1998, amendment relating to officers and directors indemnification and number of directors (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294).
    (10) (a)  Third Amendment to Lease for the Registrant's facility in
              Carlsbad, California dated August 11, 1999.
         (b)  The Registrant's 1986 Employee Stock Option Plan
              (incorporated by reference to Exhibit 4(b) to the Form S-8
              Registration Statement, File No. 33-34123, as filed on April
              4, 1990.
         (c)  The Registrant's 1988 Employee Stock Option Plan
              (incorporated by reference to Exhibit 4(b) to the Form S-8
              Registration Statement, File No. 33-34123, as filed on April
              4, 1990).
         (d) The Registrant's 1990 Stock Incentive Plan (incorporated by reference to Form 10-K for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).
         (e)  The Registrant's 1997 Directors' Stock Option Plan
              (incorporated by reference to Form 10-K for the year ended
              December 31, 1998, File No. 0-10294).

(13)                  Annual Report to Shareholders as of December 31, 1999 and 1998 and for the years then ended. With the exception of the information incorporated by reference into items 5, 6, 7, and 8 of this Form
                      10-K, the 1999 Annual Report to Shareholders is not deemed filed as part of this report.
(21)                  Subsidiaries of the Registrant.
(23A)                 Consent of Arthur Andersen LLP, Independent Public Accountants.
(23B)                 Report of Arthur Andersen LLP, Independent Public Accountants.
(27)                  Financial Data Schedule

B. A current report on Form 8-K was filed on October 5, 1999 reporting a Change in Control of Registrant by reason of a sale of the Registrant's Common Stock to Berjaya Lottery Management Company (H.K.) Limited (Berjaya) for approximately $5.2 million, increasing Berjaya's stock ownership from 38.5% to 71.4%.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

                          By:              /s/ M. MARK MICHALKO
                             ---------------------------------------------------
                                              M. Mark Michalko
                                                  President

Dated: March 26, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ THEODORE A. JOHNSON                                     Chairman of the Board       March 26, 2000
-----------------------------------------------------
Theodore A. Johnson

/s/ M. MARK MICHALKO                                       Director, President and      March 26, 2000
-----------------------------------------------------    Principal Financial Officer
M. Mark Michalko

/s/ ALAIN K.K. LEE                                                Director              March 26, 2000
-----------------------------------------------------
Alain K. K. Lee

/s/ FREDERICK A. BRUNN                                            Director              March 26, 2000
-----------------------------------------------------
Frederick A. Brunn

                                                                  Director
-----------------------------------------------------
Ng Foo Leong

/s/ MARTIN J. O'MEARA, JR.                                        Director              March 26, 2000
-----------------------------------------------------
Martin J. O'Meara, Jr.

/s/ LEONARD G. MORRISSEY                                          Director              March 26, 2000
-----------------------------------------------------
Leonard G. Morrissey

                                                                  Director
-----------------------------------------------------
Michael G. R. Sandberg

/s/ CHAN KIEN SING                                                Director              March 26, 2000
-----------------------------------------------------
Chan Kien Sing