Form 10KSB/A
period 1999-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2000-05-01
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)
[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  COMMON SHARES

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 2000 was approximately $6,184,299. Revenues for the year ended December 31, 1999 were $5,650,000.

      Number of common shares outstanding at March 23, 2000 was 12,943,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Annual Report to Stockholders of the Registrant:
                                     Part II

    Portions of the Proxy Statement for 2000 Annual Meeting of Stockholders:
                                    Part III

Transitional Small Business Disclosure Format          Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]

                                    PART III

Pursuant to General Instruction E(3) of Form 10-KSB, the information required in
Part III, which is not contained in Registrant's Form 10-KSB filed on 30 March 2000, is herein provided in this Amendment No. 1 as follows:


ITEMS 9 & 11. DIRECTORS AND SECURITY OWNERSHIP

        The following table sets forth certain information regarding the beneficial ownership of the Company's common shares as of April 1, 2000 by (i) each director of the Company, (ii) certain executive officers, (iii) executive officers and directors of the Company as a group and (iv) each person or entity who is a beneficial owner of more than 5% of the Company's outstanding common shares. With respect to each director of the Company, the table also sets forth his age, the year he was first elected as a director, employment history for the past five years, and other directorships. For purposes of this report, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                                                      SHARES OF COMMON STOCK
                                                                                BENEFICIALLY OWNED AS OF APRIL 1, 2000
                                                                                --------------------------------------
                                                                                                            Percent
Name of Beneficial Owner                                                              Amount                of Class
                                                                                -----------------           ----------
Nominees for Director

FREDERICK A. BRUNN, 55, Director since 1989.                                          37,002 (A)                 *
President from February 1994 to May 1997. Chief Executive Officer, San Diego
Manufacturing Extension Center April 1998 to September 1999. Partner, California
Motorcycle Tours, 1999 to Present.

CHAN KIEN SING, 43, Director since June 1993.                                         12,668 (B)                 *
Group Executive Director of Berjaya Group Berhad since 1990.

THEODORE A. JOHNSON, 59, Director since 1979.  President,                             31,274 (B)                 *
Minnesota Cooperation Office for Small Business and Job Creation, Inc. from 1980 to present. Director of Surgidyne, Inc. & Humanetics Corp. for at least prior five years.

M. MARK MICHALKO, 45, Director since February 1994                                    47,184 (C)                 *
President since May, 1997, Executive Vice President, from February 1994 to May
1997

ALAIN K. K. LEE, 44, Director since April 1999.  Executive Vice
President, Roadhouse Grill, Inc. since July, 1998 and Director                             0 (E)                 *
since January 1998. Director of several companies in the food industry affiliated with Berjaya. Berjaya Group Chief Financial Officer and General
Manager of several Berjaya Group subsidiary companies from 1990 to 1997.

NG FOO LEONG, 49, Director since June 1993.                                           12,668 (B)                 *
Executive Director, Sports Toto Malaysia Sdn. Bhd., a lottery gaming company from 1985 to present.

LEONARD G. MORRISSEY, 65, Consultant to the Company                                   26,668 (D)                 *
since November 1997. Senior Vice President of GTech Corporation, a lottery service company, for five years prior to 1995.

MARTIN J. O'MEARA, JR., 71, Director since 1979.                                     124,110 (B)                 *
President, The Budget Plan, Inc., a privately-owned company engaged in the consumer loan business and has been so employed for more than five years.

MICHAEL G.R. SANDBERG, 72, Director since 1987.                                       40,335 (B)                 *
Private investor. Chairman and Chief Executive of the Hong Kong and Shanghai
Banking Corporation from 1977 to 1986. Director of Broadstreet Inc. a bank holding company.

Named Executive Officers (excluding those listed above)

TIMOTHY R. GROTH, 51                                                                  19,421 (C)                 *
All directors and executive officers as a group (10 persons)                         341,797 (A)(B)(C)(D)      2.5%

                                                                                      SHARES OF COMMON STOCK
                                                                                BENEFICIALLY OWNED AS OF APRIL 1, 2000
                                                                                --------------------------------------
                                                                                                             Percent
Significant Shareholder                                                              Amount                  of Class
                                                                                -----------------           ----------
BERJAYA LOTTERY MANAGEMENT (H.K.) LIMITED (BERJAYA)                                9,245,317 (E)               71.4%
Level 28, Menara Shahzan Insas
Jalan Sultan Ismail
5020 Kuala Lumpur, Malaysia



(A) Includes 4002 options exercisable under the 1997 Directors Option Plan and 33,000 options exercisable under Mr. Brunn's consulting agreement. (See Certain Relationships and Related Transactions herein.)

(B) Includes a number of shares of Common Stock subject to unexercised stock options which were exercisable within 60 days under the Company's 1997, Directors Stock Option Plan which for each such outside director is 12,668 and 50,672 for all such directors as a group.

(C) Includes the number of shares of Common Stock subject to unexercised stock options which are exercisable within 60 days under the Company's 1990 Employee Stock Option Plan as follows: 14,003 for Mr. Groth; 39,670 for Mr. Michalko, totaling 53,673 for all executive officers as a group.

(D) Includes unexercised options 16,668 shares of Common Stock exercisable within 60 days pursuant to Mr. Morrissey's consultant agreement. (See Certain Relationships and Related Transactions herein).

(E) Messrs. Chan Kien Sing, Alain Lee and Ng Foo Leong are employees of an affiliate of Berjaya. All three individuals disclaim beneficial ownership of such shares.

 *   Less than one percent of the outstanding common shares.

        During 1999, four meetings of the Board of Directors were held. Each incumbent director attended all meetings of the Board of Directors held during the year in which he was a director, except Lord Sandberg missed one meeting, Ng Foo Leong missed two meetings and Chan Kien Sing missed two meetings. The Company has an Executive Committee which consists of Messrs. Chan, Johnson and Michalko. The Executive Committee held no meetings during the year. The Executive Committee may exercise all the authority of the Board in the management of the Company except for matters expressly reserved by law for board action. The Board also has an Executive Compensation Committee consisting of Messrs. Johnson and Chan. The Executive Compensation Committee met once during the year. Its function is to establish compensation for all executive officers of the Company and administer the Company's 1990 Employee Stock Option Plan. The Company has an Audit Committee consisting of Messrs. Sandberg, Chan, Johnson and Lee, which held one meeting during the year. The Audit Committee provides advice and assistance regarding accounting, auditing and financial reporting practices of the Company. Each year it recommends to the Board a firm of independent public accountants to serve as auditors. The Audit Committee reviews with such auditors the scope and result of their audit, fees for services and independence in servicing the Company. The Company also has a Nominating Committee consisting of Messrs. Chan, O'Meara, Johnson and Michalko. The Nominating Committee held one meeting during the year. The Nominating Committee seeks out, evaluates and recommends to the Board qualified nominees for election as directors of the Company and considers other matters pertaining to the size and composition of the Board. The Nominating Committee will give appropriate consideration to qualified persons recommended by shareholders for nomination as directors provided that such recommendations are accompanied by information sufficient to enable the Nominating Committee to evaluate the qualifications of the nominee. The Affiliations Committee reviews and approves the fairness to the Company of any transactions between the Company and Berjaya. The members of the Committee are Messrs. Johnson, Brunn and O'Meara. The Affiliations Committee held two meetings in 1999.


ITEM 10. EXECUTIVE COMPENSATION

        The following table shows, for the years ended December 31, 1999, 1998, and 1997, the compensation earned by the president and the only executive officer of the Company earning in excess of $100,000 during 1999:

                                  SUMMARY COMPENSATION TABLE

                                                                    LONG TERM COMPENSATION
                                                                 ----------------------------
                                          ANNUAL COMPENSATION      AWARDS         PAYOUTS
                                          -------------------    ----------   ---------------
        Name and Principal                                       Number of       All Other
           Position(s)          Year      Salary(1)  Bonus(2)    Options(3)   Compensation(4)
       ---------------------    ----      --------   --------    ----------   ---------------
       M. Mark Michalko         1999      $151,421         0       65,000             0
       President & Chief        1998      $144,518         0            0             0
       Executive Office and     1997      $136,836   $11,917       80,000        $4,235
       Director

       Timothy R. Groth         1999      $122,762         0       30,000             0
       Vice President,          1998      $123,852         0            0             0
       Technical Operations     1997      $109,464    $4,270       20,000        $3,184

(1) Perquisites in 1999, 1998 and 1997 are included under Salary and did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any such officer.

(2) Amounts reflect lump sum distributions paid in November 1997 under a prior compensation plan.

(3) All awards are incentive stock options, granted pursuant to the Company's 1990 Employee Stock Option Plan.

(4) All amounts are Company matching contributions to the Employee Stock Bonus 401(k) Plan in 1997. There were no Company matching contributions in 1998 and 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Berjaya Transactions

               The Company has entered into sales agreements to supply terminals, spares and services to entities in which the Company's largest shareholder, Berjaya, has a significant equity interest. Revenues related to these agreements totaled $0.5 million in 1999. Payments received in 1999 were $0.75 million. Included in the Company's accounts receivable and costs in excess of billings on uncompleted contracts was $0.17 million at December 31, 1999, relating to these customers. Included in the above amounts are software support agreements, which the Company has with Natural Avenue Sdn Bhd of Malaysia, which, during 1999 paid, and continues to pay, $4,700 per month to the Company.

        During 1996 the Company entered into an agreement with Berjaya to purchase specific inventory on behalf of Berjaya to enable the Company to satisfy certain future potential orders in a timely manner. Title to the inventory purchased resides with Berjaya. Advances received in excess of inventory purchased aggregated approximately $304 thousand as of December 31, 1999.

Consulting Agreements

        Mr. Brunn

        Pursuant to a Consulting Agreement in connection with Mr. Brunn's resignation as President of the Company in 1996, the Company further agreed to continue Mr. Brunn's health benefits through November, 1999 and to cause the stock options held by Mr. Brunn to become immediately vested and exercisable and to remain exercisable through the earlier of the original expiration date or May 16, 2001.

        Mr. Morrissey

        In November 16, 1998, the Company and Mr. Morrissey entered into a Consulting Agreement pursuant to which Mr. Morrissey was paid a consulting fee of $52,000 during 1999. In addition, Mr. Morrissey has been granted a non-qualified stock option for 50,000 shares at the then fair market value of $1.19 per share, which vested in quarterly installments during 1999 and is exercisable beginning one year after the installment vesting date. The Agreement also provided that Mr. Morrissey will be paid a commission from 1% to 3% of the contract value (depending on the degree of contribution by Mr. Morrissey) of specific prospective lottery contracts which are awarded to the Company. No amounts were paid under this provision during 1999.

        During the year 2000, Mr. Morrissey will continue as a consultant and will receive an additional option grant the terms of which have not been finalized.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        Contained in Form 10-KSB filed on March 30, 2000

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


                               By:   /s/  M. Mark Michalko
                                   -------------------------------
                                     M. Mark Michalko
                                     President
Dated:  April 28, 2000

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                                 Date
    ---------                         -----                                 ----
/s/ Theodore A. Johnson          Chairman of the Board                  April 28, 2000
----------------------------
Theodore A. Johnson


/s/ M. Mark Michalko             Director, President                    April 28, 2000
----------------------------     Principal Financial Officer
M. Mark Michalko


/s/ Alain K.K. Lee               Director                               April 28, 2000
----------------------------
Alain K. K. Lee


/s/ Frederick A. Brunn           Director                               April 28, 2000
----------------------------
Frederick A. Brunn


/s/                              Director
----------------------------
Ng Foo Leong


/s/ Martin J. O'Meara, Jr.       Director                               April 28, 2000
----------------------------
Martin J. O'Meara, Jr.


/s/ Leonard G. Morrissey         Director                               April 28, 2000
----------------------------
Leonard G. Morrissey


/s/                              Director
----------------------------
Michael G. R. Sandberg


/s/ Chan Kien Sing               Director                               April 28, 2000
----------------------------
Chan Kien Sing