Form 10QSB
period 2000-03-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2000-05-15
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of April 30, 2000, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Index


PART I  FINANCIAL INFORMATION                                                   PAGE
                                                                                ----
Item 1.        Financial Statements

               Consolidated Balance Sheet (Unaudited)                             3

               Consolidated Statements of Operations (Unaudited)                  4

               Consolidated Statements of Cash Flows (Unaudited)                  5

               Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         8

PART II OTHER INFORMATION

Item 1.        Legal Proceedings                                                 10

               Signatures                                                        12

               Exhibits

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                              MARCH 31,
                                                                                2000
                                                                            ------------
                                                                     ($ in thousands, except
                                                                          share amounts)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $      3,875
  Accounts receivable, net                                                         4,160
  Inventories, net                                                                   135
  Costs in excess of billings on uncompleted contracts                             1,351
  Other current assets                                                             1,243
                                                                            ------------
      Total current assets                                                        10,764
Equipment, furniture and fixtures, net                                               505
                                                                            ------------
                                                                            $     11,269
                                                                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $      2,946
  Billings in excess of costs on uncompleted contracts                               687
  Accrued payroll and related taxes                                                  531
  Related party liability                                                            339
  Other current liabilities                                                        1,743
                                                                            ------------
      Total current liabilities                                                    6,246
Shareholders' equity:
  Common shares, no par value, 50,000,000 shares authorized,
     12,943,000 shares issued and outstanding                                     56,326
  Accumulated deficit                                                            (51,208)
  Other accumulated comprehensive loss                                               (95)
                                                                            ------------
      Total shareholders' equity                                                   5,023
                                                                            ------------
                                                                            $     11,269
                                                                            ============


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                           THREE MONTHS
                                                                              ENDED
                                                                             MARCH 31,
                                                                  ------------------------------
                                                                      2000              1999
                                                                  ------------      ------------
                                                                      ($ in thousands, except
                                                                         per share amounts)
Revenues:
  Sales of products                                               $     11,290      $        810
  Services                                                                 174               567
                                                                  ------------      ------------
                                                                        11,464             1,377
Cost of revenues:
  Cost of sales of products                                              8,204               740
  Cost of services                                                         177               383
                                                                  ------------      ------------
                                                                         8,381             1,123
                                                                  ------------      ------------

Gross profit:                                                            3,083               254
  Engineering, research and development                                    257               230
  Selling, general and administrative                                    1,611             1,145
                                                                  ------------      ------------
Income / (loss) from operations                                          1,215            (1,121)
Other income and (expense), net                                            369                (3)
                                                                  ------------      ------------
Net income / (loss)                                               $      1,584      $     (1,124)
                                                                  ------------      ------------

Net income / (loss) per share:
  Basic                                                           $        .12      $      (0.19)
                                                                  ============      ============

  Diluted                                                         $        .12      $      (0.19)
                                                                  ============      ============

Number of shares used in computation of net income
/loss per share:
  Basic                                                                 12,943             6,009
                                                                  ============      ============
  Diluted                                                               13,050             6,009
                                                                  ============      ============


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             -------------------------------
                                                                 2000               1999
                                                             ------------       ------------
                                                                    ($ in thousands)
Cash flows from operating activities:
  Net income / (loss)                                        $      1,584       $     (1,124)
  Adjustments to reconcile net income / loss to net
  cash provided by (used for) operating activities:
      Depreciation and amortization                                    54                 63
      Changes in assets and liabilities:
         Accounts receivable                                       (3,743)               773
         Costs in excess of billings on uncompleted
         contracts                                                 (1,351)                (2)
         Inventories                                                   --                256
         Accounts payable                                           2,262               (247)
         Billings in excess of costs on uncompleted
         contracts                                                 (1,550)               112
         Accrued payroll and related taxes                            (90)               (16)
         Other                                                        230               (166)
                                                             ------------       ------------
      Net cash used for operating activities                       (2,604)              (351)
                                                             ------------       ------------

Cash flows from investing activities:
   Additions to equipment                                            (288)               (28)
                                                             ------------       ------------
      Net cash used for investing activities                         (288)               (28)
                                                             ------------       ------------

Effect of exchange rate changes on cash                               (34)                 8
                                                             ------------       ------------
Decrease in cash and cash equivalents                              (2,926)              (371)

Cash and cash equivalents at beginning of period                    6,801              2,270
                                                             ------------       ------------
Cash and cash equivalents at end of period                   $      3,875       $      1,899
                                                             ============       ============


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements incorporated by reference in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Registrant's consolidated financial statements were prepared on a continuing operations basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 (in thousands, except per share amounts):


    Numerator:
        Net income                                           $ 1,584
                                                             -------
        Numerator for basic earnings per share - income
           available to common stockholders                  $ 1,584
                                                             =======

    Denominator:
        Denominator for basic earnings per share -
           weighted average shares                            12,943
        Effect of dilutive securities:
           Stock option plans                                    107
                                                             -------
        Denominator for diluted earnings per share -
           adjusted weighted average shares and assumed
           conversions                                        13,050
                                                             =======
Basic earnings per share                                     $  0.12
                                                             =======

Diluted earnings per share                                   $  0.12
                                                             =======

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

For the three months ended March 31, 1999, net loss per share is computed using the weighted average number of common shares outstanding during the period. Outstanding stock options are not included in the per share calculation because their effect would be antidilutive. Therefore, there is no difference between basic and diluted net loss per share for that period. The weighted average number of shares outstanding for the three months ended March 31, 1999 was 6009.

3.      INVENTORIES

The inventories at March 31, 2000 are composed entirely of raw materials and work in process.


4.      COMPREHENSIVE LOSS

The company accounts for comprehensive income in accordance with the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income / (loss) are as follows (in thousands):


                                                      Three Months
                                                         Ended
                                                        March 31,
                                                -------------------------
                                                  2000             1999
                                                --------        ---------
Net income/ (loss)                              $ 1,584         $ (1,124)
Foreign currency translation adjustment             (34)               8
                                                -------         --------

Comprehensive income / (loss)                   $ 1,550         $ (1,116)
                                                =======         ========

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements in this filing that are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Registrant's products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

SUMMARY OF SIGNIFICANT DEVELOPMENTS

In August 1999, the Registrant was awarded a contract by long-time customer AB Trav och Galopp ("ATG") of Sweden for 815 DATAMARK Flipper terminals and related spare parts. In March 2000, this contract was amended to add 60 terminals. The contract as amended has a total value of more than $4.25 million. Eighteen terminals were delivered in January 2000. The most significant portion of the order will be shipped during the second quarter, with the final 60 terminals shipped in the third quarter. Revenue is recognized upon final acceptance of the terminals by the customer.

In September 1999, the Registrant announced the signing of two agreements with Global Technologies, Ltd. ("GTL") under which the Registrant will supply an on-line lottery system and facilities management services. Under the terms of the purchase agreement, the Registrant will provide a complete DataTrak on-line lottery system including central system hardware and software as well as a minimum of 3,500 DATAMARK Xclaim terminals with a value of $12.3 million. In addition, under a separate facilities management agreement, the Registrant will provide a full range of services in connection with the lottery system, including installation, training, computer operations, network management and field maintenance. The facilities management contract has a base term of eight years with options for extensions and a base value estimated to be a minimum of $30 million. Payment under the facilities maintenance agreement began in April 2000. Manufacture of the lottery terminals began in the fourth quarter of 1999 and substantially all of the terminals were delivered in the first quarter of 2000. The on-line lottery system commenced operation on March 27, 2000. Approximately $10.45 million of revenue has been recorded in the quarter ended March 31, 2000 based on delivery terms and acceptance by the customer. The remaining revenue under the sales contract is expected to be recognized in the second quarter.

Historically, significant service revenue had been derived from a terminal maintenance agreement with an Australian lottery customer. In October 1998, the Australian lottery customer awarded this contract to a competitor of the Registrant. This maintenance agreement expired on January 31, 2000 and the operations of the Australian subsidiary were significantly reduced.


During the three months ended March 31, 2000, revenues and net income were $11.46 million and

$1.58 million respectively. The Registrant had incurred significant net losses for the last four years prior to this quarter.

The Registrant is largely dependent upon significant contracts for its revenue that typically include a deposit upon contract signing and up to three months lead-time before delivery of hardware begins. Management anticipates it will be successful in recovering its remaining investment in existing contracts and in obtaining sufficient contracts to enable the Registrant to continue normal operations; however, no assurances can be given that the Registrant will be successful in realizing sufficient new contract revenues. The Registrant's ability to continue its on-going operations on a long-term basis is dependent upon its ability to recover its investment in existing contracts, secure additional new contracts, install terminals on a timely basis, and ultimately achieve a sustainable level of profit from operations.

RESULTS OF OPERATIONS

Product sales in the first quarter of fiscal 2000 increased $10.48 million from $.81 million in the first quarter of fiscal 1999. Substantially all of the increase was revenue recognized from the sale of the on-line lottery system to GTL that was completed in March 2000. As discussed above, management expects to recognize the remaining system sale revenue in the second quarter, and payments under the facilities management contract began to generate on-going revenue in April.

Service revenues decreased $393,000 from $567,000 in first quarter 1999. This reduction was the result of the January 31, 2000 expiration of the terminal maintenance agreement with the Australian customer.

Gross profit on first quarter product sales was $3.09 million or 27%, compared with a gross profit of $.70 million or 9% in 1999. This increase reflects management's decision to outsource manufacturing and reduce overhead. The gross loss on first quarter service revenues was 1% in 2000 compared to a gross profit of 32% in 1999. The decrease was due to costs associated with the expiration of the Australian terminal maintenance agreement described above and the completion of software support agreements.

Engineering, research and development expenses in the first quarter of 2000 increased 12% to $257,000 from $230,000 in the first quarter of 1999. The increase reflects costs incurred for product development. Selling, general and administrative expenses increased by 41%, or $466,000, for the first quarter of 2000 compared to the first quarter of 1999. This increase was the result of hiring new staff to operate the new United Kingdom subsidiary.

Other income and expense, net, increased 124% or $372,000. The increase primarily related to payments received from a customer under a contract provision restricting the hiring of the company's employees, royalties received on the Registrant's processes, and interest earned on investments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Registrant had working capital of $4.52 million. During the quarter ended March 31, 2000, accounts receivable increased $3.74 million while cash decreased $2.93 million. Significant cash outlays were required to fund the GTL project and to purchase fixed assets for the new UK subsidiary.

On October 5, 1999, the Registrant consummated the sale of 6,933,817 shares of authorized, but unissued shares of Common Stock to Berjaya Lottery Management (H.K.) Limited ("Berjaya"). The purchase price for the shares was $0.75 per share for an aggregate purchase price of $5.2 million. Prior to the purchase, Berjaya owned 2,311,500 shares, or approximately 38.5% of the Registrant's outstanding Common Stock. As a result of the purchase, Berjaya now owns 9,245,317 shares or approximately 71.4% of the Registrant's outstanding Common Stock. In Management's opinion, this additional investment significantly improves the Registrant's ability to continue its operations and pursue future contracts.

As of March 31, 2000 there were no material commitments for capital expenditures.


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

YEAR 2000

As of April 30, 2000, the Registrant had not experienced any significant disruptions as a result of the rollover from 1999 to 2000. However, the success to date of the Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties, upon which the Registrant may rely, will not become apparent in the future that could harm operations.


PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Registrant is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, Management does not believe that the outcome of any of these matters will have a material adverse effect on the Registrant's consolidated financial position or results of operations.

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


Date:  May 15, 2000