Form 10QSB
period 2000-06-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2000-08-14
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

Commission File Number:    0-10294

                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
               (Exact Name of Company as specified in its charter)

              CALIFORNIA                                95-3276269
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

              2131 FARADAY AVENUE, CARLSBAD, CALIFORNIA 92008-7297
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (760) 931-4000
                (Company's Telephone Number, Including Area Code)



Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of June 30, 2000, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


Index


                                                                            PAGE
                                                                            ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheet (Unaudited)                         3

               Consolidated Statements of Operations (Unaudited)              4

               Consolidated Statements of Cash Flows (Unaudited)              5

               Notes to Consolidated Financial Statements (Unaudited)         6

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                             12

               Signatures                                                    13

               Exhibits

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                        JUNE 30,
($ in thousands, except share amounts)                                   2000
                                                                      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                              $4,771
   Accounts receivable, net                                                3,846
   Inventories                                                                74
   Other current assets                                                      545
                                                                      ----------
                                                                           9,236
Equipment, furniture and fixtures, net                                       489
                                                                      ----------
                                                                          $9,725
                                                                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $1,934
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                  344
   Employee compensation                                                     556
   Related party liability                                                   339
   Other current liabilities                                               1,213
                                                                      ----------
            Total current liabilities                                      4,386

Shareholders' equity:
   Common shares, no par value, 50,000,000 shares authorized,
   12,943,000 shares issued and outstanding                               56,327
   Accumulated deficit                                                   (50,928)
   Cumulative other comprehensive income / (loss)                            (60)
                                                                      ----------
                                                                           5,339
                                                                      ----------
                                                                          $9,725
                                                                      ==========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                           SIX MONTHS
                                                            THREE MONTHS ENDED               ENDED
                                                                 JUNE 30,                   JUNE 30,
($ in thousands, except per share amounts)                       --------                   --------

                                                            2000           1999           2000            1999
                                                            ----           ----           ----            ----
Revenues:
   Sales of products                                      $  4,153       $  1,178       $ 15,443       $  1,988

   Services                                                  1,039            590          1,213          1,157
                                                          --------       --------       --------       --------
                                                             5,192          1,768         16,656          3,145

Cost of revenues:
   Cost of sales of products                                 3,209            822         11,414          1,562

   Cost of services                                            897            365          1,074            748
                                                          --------       --------       --------       --------
                                                             4,106          1,187         12,488          2,310
                                                          --------       --------       --------       --------
Gross profit                                                 1,086            581          4,168            835

   Engineering, research and development                        96            397            353            627

   Selling, general and administrative                         705            993          2,316          2,138
                                                          --------       --------       --------       --------
Income / (loss) from operations                                285           (809)         1,499         (1,930)

Other income and (expense), net                                 (5)           251            365            248
                                                          --------       --------       --------       --------
                                                          $    280       ($   558)      $  1,864       ($ 1,682)
                                                          ========       ========       ========       ========
Net income / (loss)

Net income / (loss) per share:
  Basic                                                        .02       ($  0.09)           .14       ($  0.28)
                                                          ========       ========       ========       ========
  Diluted                                                      .02       ($  0.09)           .14       ($  0.28)
                                                          ========       ========       ========       ========
Number of shares used in computation of net income /
   loss per share
     Basic                                                $ 12,943       $  6,009       $ 12,943       $  6,009
                                                          ========       ========       ========       ========
     Diluted                                              $ 13,064       $  6,009       $ 13,064       $  6,009
                                                          ========       ========       ========       ========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
($ in thousands)                                                   2000          1999
                                                                   ----          ----
   Operating activities
   Net income / (loss)                                           $ 1,864       ($1,682)

   Adjustments to reconcile net income / (loss) to net cash used for operating activities:

      Depreciation and amortization                                  114           125
      Changes in assets and liabilities:
        Accounts receivable                                       (3,429)          902
        Costs and estimated earnings in excess of billings
           on uncompleted contracts                                   --            (4)
        Inventories                                                   61           488
        Accounts payable                                           1,250           (72)
        Billings in excess of costs and estimated earnings
           on uncompleted contacts                                (1,893)           (9)
        Employee compensation                                        (69)          (91)
        Other                                                        399          (525)
                                                                 -------       -------
      Net cash used for operating activities                      (1,703)         (868)
                                                                 -------       -------
   Investing activities
   Additions to equipment                                           (328)          (41)
                                                                 -------       -------
      Net cash used for investing activities                        (328)          (41)
                                                                 -------       -------
Effect of exchange rate changes on cash                                1            23
                                                                 -------       -------
Decrease in cash and cash equivalents                             (2,030)         (886)

Cash and cash equivalents at beginning of period                   6,801         2,270
                                                                 -------       -------
Cash and cash equivalents at end of period                       $ 4,771       $ 1,384
                                                                 =======       =======


 See notes to consolidated financial statements.

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company's consolidated financial statements were prepared on a continuing operations basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The accompanying consolidating financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated.

        REVENUE RECOGNITION - The Company recognizes revenue on the basis of shipment of products, performance of services, and in certain instances on the percentage-of-completion method of accounting for long term contracts, or on the completed contract method of accounting for long term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Revenues relating to the sale of certain assets, when the ultimate total collection is not reasonably assured, are being recorded under the cost recovery method.

        USE OF ESTIMATES - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        DEPRECIATION - Depreciation of equipment, furniture and fixtures is provided principally using the straight-line method over estimated useful lives of three - seven years.

        WARRANTY RESERVES - Estimated expenses for warranty obligations are accrued as income is recognized on related contracts. The reserves are adjusted periodically to reflect actual experience.

        FOREIGN CURRENCY - The Company has contracts with certain customers that are denominated in foreign currencies, and related transaction gains and losses are recognized as a component of current operations. The consolidated accounts of the Company's Australian subsidiary and UK subsidiary have been translated from their functional currency, the Australian dollar and pound sterling, respectively. The effect of the exchange rate fluctuations between the U.S. dollar, the Australian dollar and the pound sterling are recorded as a component of comprehensive income.

        RESEARCH AND DEVELOPMENT - Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing significant improvements.

        CONCENTRATION OF CREDIT RISK - Accounts receivable and costs in excess of billings on uncompleted contracts are primarily related to contracts with a few major customers. These amounts are payable in accordance with the terms of individual contracts and generally collateral is not required. Estimated credit losses are provided for in the financial statements. The Company conducts business in the Asia/Pacific region. Certain Asian countries have experienced severe economic turmoil represented by depressed business conditions and volatility in local currencies. Any significant further decline in these economies and in the value of their currencies could have a material adverse effect on the Company.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. The Company has not yet adopted SAB No. 101 but does not anticipate that the adoption of this bulletin will result in a material effect on the financial statements.

3.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2000 (in thousands, except per share amounts):

    Numerator:
          Net Income                                              $ 1,864
                                                                  -------
          Numerator for basic earnings per share - income
                 available to common stockholders                 $ 1,864
                                                                  =======

    Denominator:
          Denominator for basic earnings per share -
                Weighted average shares                            12,943
          Effect of dilutive securities:
                Stock option plans                                    121
                                                                  -------
          Denominator for diluted earnings per share -
                adjusted weighted average shares and assumed
                conversions                                        13,064
                                                                  =======

Basic earnings per share                                          $  0.14
                                                                  =======

Diluted earnings per share                                        $  0.14
                                                                  =======

For the six months ended June 30, 1999, net loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the six months ended June 30, 1999 was 6009.

4.      INVENTORIES

The inventories at June 30, 2000 are composed entirely of raw materials and work in process.

5.      COMPREHENSIVE INCOME/LOSS

The company accounts for comprehensive income in accordance with the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income / (loss) are as follows (in thousands):

                                                     Three Months               Six Months
                                                         Ended                    Ended
                                                       June 30,                  June 30,
                                                 ----------------------   ----------------------
                                                    2000       1999          2000        1999
                                                 ---------  ----------    ----------  ----------
  Net income/ (loss)                             $    280   $   (558)    $   1,864    $  (1,682)
  Foreign currency translation adjustment              34         15             1           23
                                                 --------   --------     ---------    ---------
  Comprehensive income / (loss)                  $    314   $   (543)    $   1,865    $  (1,659)
                                                 ========   ========     =========    =========

6.      SUBSEQUENT EVENTS

In July 2000, Company entered into a Security Agreement and a U.C.C. Financing Agreement with Anacomp, Inc. pursuant to which Company pledged its accounts receivables and other rights to receive contractual payments to secure amounts owed to Anacomp by reason of terminals manufactured and delivered to GTL for the U.K. Charitable Lottery. The due date of payments to Anacomp are dependent on deliveries by Anacomp to Company under the ATG contract but the payments are expected to be concluded no later than November 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company's products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

SUMMARY OF SIGNIFICANT DEVELOPMENTS

In August 1999, the Company was awarded a contract by long-time customer AB Trav och Galopp ("ATG") of Sweden for 815 DATAMARK Flipper terminals and related parts. In March 2000, this contract was amended to add 60 terminals. The contract as amended has a total value of more than $4.25 million. As of June 30, 2000, 378 terminals have been delivered and the final 497 terminals are being shipped in the third quarter. Revenue is recognized upon final acceptance of each shipment of the terminals by the customer.

In September 1999, the Company announced the signing of two agreements with Global Technologies, Ltd. ("GTL") under which the Company supplied an on-line lottery system and is providing facilities management services. Under the terms of the purchase agreement, the Company provided a complete DataTrak(TM) on-line lottery system including central system hardware and software as well as a minimum of 3,500 DATAMARK XClaim(TM) terminals with a value of $12.3 million. In addition, under a separate facilities management agreement, the Company will provide a full range of services in connection with the lottery system, including installation, training, computer operations, network management and field maintenance. The facilities management contract has a base term of eight years with options for extensions and a base value estimated to be a minimum of $30 million. Payment under the facilities maintenance agreement began in April 2000. Substantially all of the terminals were delivered in the first quarter of 2000. The on-line lottery system commenced operation on March 27, 2000. Approximately $10.45 million of revenue has been recorded in the quarter ended March 31, 2000 based on delivery terms and acceptance by the customer. The remaining revenue of $1.85 million under the sales contract was recognized in the second quarter.

In May 2000, the Company announced that it had signed a contract with long-standing customer, Leisure Management Berhad of Malaysia for the Company to supply 140 DM Flipper(TM) terminals. Deliveries will occur during the third quarter of 2000. The contract is valued at $0.8 million.

Historically, significant service revenue had been derived from a terminal maintenance agreement with an Australian lottery customer. In October 1998, the Australian Lottery customer awarded this contract to a competitor of the Company. This maintenance agreement expired on January 31, 2000 and the operations of the Australian subsidiary were significantly reduced.

RESULTS OF OPERATIONS

Product sales in the second quarter of fiscal 2000 increased $2.98 million from $1.18 million in the second quarter of fiscal 1999. Substantially all of the increase was revenue recognized from the sale of the on-line lottery system to GTL that was delivered in March 2000. The remaining 15% of revenue amounting to $1.85 million was recognized in the second quarter of 2000.

Service revenues increased $449,000 from $590,000 in the second quarter of 1999. This increase resulted from revenues generated through the Company's UK subsidiary for facilities management to GTL.

Gross profit on second quarter product sales was $.94 million or 23%, compared with a gross profit of $.36 million or 30% in 1999. This increase in gross profit results from increased contract volume, although at a lower margin percentage. The gross profit percentage on second quarter service revenues was 14% in 2000 compared to a gross profit of 38% in 1999. The gross profit percentage declined due to GTL margins and final expenses from the discontinuation of manufacturing in Australia. Engineering, research and development expenses in the second quarter of 2000 dropped 76% to $96,000 from $397,000 in the second quarter of 1999. R&D levels were high in 1999 with development work on new terminal products as well as product development for GTL. Selling, general and administrative expenses for the second quarter of 2000 decreased by 29%, or $288,000, compared to the second quarter of 1999. This decrease was the result of labor costs in 2000 being allocated to specific customer contracts.

Other income and expense for 2000, net, decreased $256,000. The decrease was due to a settlement award of $290,000 in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $4.93 million. During the quarter ended June 30, 2000, accounts receivable decreased $.31 million to $3.8 million. The unpaid amount on the GTL contract is 74% of the accounts receivable balance. Cash increased $.90 million compared to March 31, 2000 because of service revenues from the UK facilities management contract, payments by ATG and decreased R&D expenses.

During the six months ended June 30, 2000 cash and cash equivalents decreased by $2.0 million by reason of the manufacture of terminals for the GTL contract. Accounts receivable for the six-month period increased by over $4.0 million primarily because of the unpaid amount on the GTL contract. Accounts payable increased approximately $1.2 million for the period primarily because of unpaid amounts to Anacomp Inc. for contract manufacturing of the GTL terminals for ILTS.

Management anticipates payments from GTL to increase its cash balance for the remainder of 2000. In addition, revenues from profitable contracts to be delivered in 2000 should enable the Company to continue its normal business operations beyond the current year.

As of June 30, 2000 there were no material commitments for capital expenditures.

FOREIGN EXCHANGE FLUCTUATION

The Company's reporting currency is the U.S. dollar. Historically, a majority of the Company's sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been effected principally by the Company's international subsidiaries. Changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Company, and such effect may be material in any individual reporting period. As the contracts are predominantly denominated in the functional currency of the subsidiary performing under the contract, the Company has historically incurred immaterial amounts of transaction gains or losses.


PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 6.        (27) FINANCIAL DATA SCHEDULE

SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.




/s/ M. Mark Michalko
--------------------
M. Mark Michalko
President and Acting
Chief Financial Officer





Date: August 11, 2000