Form 10QSB
period 2000-09-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2000-11-20
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of November 14, 2000, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


Index



PART I  FINANCIAL INFORMATION                                                       PAGE
                                                                                    ----
Item 1.        Financial Statements

               Consolidated Balance Sheet (Unaudited)                                  3

               Consolidated Statements of Operations (Unaudited)                       4

               Consolidated Statements of Cash Flows (Unaudited)                       5

               Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 11

PART II OTHER INFORMATION

Item 1.        Legal Proceedings                                                      14

Item 4.        Submission of Matters to a Vote of Security Holders                    14

               Signatures                                                             15

               Exhibits

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (Unaudited)


                                                                   SEPTEMBER 30,
($ in thousands, except share amounts)                                 2000
                                                                     --------
ASSETS

Current assets:
   Cash and cash equivalents                                         $  3,121
   Accounts receivable, net                                             2,948
   Costs and estimated earnings in excess of billings                      54
   on uncompleted contracts
   Inventories                                                            426
   Other current assets                                                   676
                                                                     --------
                                                                        7,225
Equipment, furniture and fixtures, net                                    511
                                                                     --------
                                                                     $  7,736
                                                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $  1,372
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                               285
   Employee compensation                                                  464
   Related party liability                                                392
   Other current liabilities                                            1,162
                                                                     --------
            Total current liabilities                                   3,675
Shareholders' equity:
   Common shares, no par value, 50,000,000 shares authorized,          56,327
   12,943,000 shares issued and outstanding
    Accumulated deficit
                                                                      (52,187)

   Cumulative other comprehensive income / (loss)                         (79)
                                                                     --------
                   Total Shareholders' equity                           4,061
                                                                     --------
                                                                     $  7,736
                                                                     ========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                              NINE MONTHS
                                                           THREE MONTHS ENDED                    ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                          -----------------------       -----------------------
($ in thousands, except per share amounts)
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Revenues:
   Sales of products                                      $  2,958       $    685       $ 18,401       $  2,673
   Services                                                    989            556          2,202          1,713
                                                          --------       --------       --------       --------
                                                             3,947          1,241         20,603          4,386
                                                          --------       --------       --------       --------
Cost of revenues:
   Cost of sales of products                                 2,102            620         13,515          2,182

   Cost of services                                            290            427          1,364          1,175
                                                          --------       --------       --------       --------
                                                             2,392          1,047         14,879          3,357
                                                          --------       --------       --------       --------
Gross profit                                                 1,555            194          5,724          1,029
   Engineering, research and development                       387            324            741            951
   Selling, general and administrative                       2,476          1,060          4,792          3,198
                                                          --------       --------       --------       --------
Income / (loss) from operations                             (1,308)        (1,190)           191         (3,120)
Other income and (expense), net                                 49             46            414            294
                                                          --------       --------       --------       --------
                                                          $ (1,259)      $ (1,144)      $    605       $ (2,826)
                                                          ========       ========       ========       ========
Net income / (loss)


Net income / (loss) per share:
  Basic                                                   $  (0.10)      $  (0.19)      $    .05       $  (0.47)
                                                          ========       ========       ========       ========
  Diluted                                                 $  (0.10)      $  (0.19)      $    .05       $  (0.47)
                                                          ========       ========       ========       ========
Number of shares used in computation of net income /
   loss per share
     Basic                                                  12,943          6,009         12,943          6,009
                                                          ========       ========       ========       ========
     Diluted                                                12,943          6,009         13,022          6,009
                                                          ========       ========       ========       ========


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                ---------------------
($ in thousands)
                                                                                 2000          1999
                                                                                -------       -------
Operating activities
Net income / (loss)                                                             $   605       $(2,826)

Adjustments to reconcile net income / (loss) to net cash
used for operating activities:
   Depreciation and amortization                                                    161           184
   Changes in assets and liabilities:
     Accounts receivable                                                         (2,532)          952
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                    (54)           45
     Inventories                                                                   (291)          626
     Accounts payable                                                               688           (38)
     Advance payments from customers                                                 --         3,562
     Billings in excess of costs and estimated earnings
        on uncompleted contacts                                                  (1,952)           --
     Employee compensation                                                         (157)         (145)
     Other                                                                          279        (1,082)
                                                                                -------       -------
                                                                                                1,278
   Net cash used for operating activities                                        (3,253)
                                                                                -------       -------
    Investing activities
   Additions to equipment                                                          (409)          (49)
                                                                                -------       -------
      Net cash used for investing activities                                       (409)          (49)
                                                                                -------       -------
Effect of exchange rate changes on cash                                             (18)           17
                                                                                -------       -------
Increase (decrease) in cash and cash equivalents                                 (3,680)        1,246
Cash and cash equivalents at beginning of period                                  6,801         2,270
                                                                                -------       -------
Cash and cash equivalents at end of period                                      $ 3,121       $ 3,516
                                                                                =======       =======



 See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in thousands)

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1999.

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

        RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses the question of gross vs. net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. The Company has not yet adopted SAB No. 101 but does not anticipate that the adoption of this bulletin, at December 31, 2000, will result in a material effect on the financial statements.

3.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2000 (in thousands, except per share amounts):

                                                                Nine Months
                                                                   Ended
                                                                September 30,
                                                                   2000
                                                                -------------
   Numerator:
          Net Income                                              $   605
                                                                  -------
          Numerator for basic earnings per share -- income
                 available to common stockholders                 $   605
                                                                  =======
    Denominator:
          Denominator for basic earnings per share --
                Weighted average shares                            12,943
          Effect of dilutive securities:
                Stock option plans                                     79
                                                                  -------
          Denominator for diluted earnings per share --
                adjusted weighted average shares and assumed
                conversions                                        13,022

Basic earnings per share                                          $  0.05
                                                                  =======

Diluted earnings per share                                        $  0.05
                                                                  =======

For the three months ended September 30, 2000, net loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 2000 was 12,943.

For the three and nine months ended September 30, 1999, net loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 1999 was 6009.

4.      INVENTORIES

The inventories at September 30, 2000 are composed entirely of raw materials and work in process.

5.      COMPREHENSIVE INCOME/LOSS

The company accounts for comprehensive income in accordance with the Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income / (loss) are as follows (in thousands):

                                                   Three Months                Nine Months
                                                       Ended                      Ended
                                                   September 30,               September 30,
                                               ---------------------       ---------------------
                                                 2000         1999          2000           1999
                                               -------       -------       -------       -------
  Net income/ (loss)                           $(1,259)      $(1,144)      $   605       $(2,826)
  Foreign currency translation adjustment          (19)           (6)          (18)           17
                                               -------       -------       -------       -------
  Comprehensive income / (loss)                $(1,278)      $(1,150)      $   587       $(2,809)
                                               -------       -------       -------       -------

6.      SIGNIFICANT CONTRACTS

In September 1999, the Company announced the signing of two agreements with Global Technologies, Ltd. ("GTL") under which the Company supplied an on-line lottery system and was to provide facilities management services in the United Kingdom for a term of eight years. Under the terms of the purchase agreement, the Company provided a complete DataTrak on-line lottery system including central system hardware and software as well as 3,500 DATAMARK Xclaim terminals with a value of $12.3 million. Substantially all of the terminals were delivered in the first quarter of 2000. Approximately $2.9 million was still outstanding as Accounts Receivable as of September 30, 2000. Payments under the Facilities Management Agreement began in April 2000 and $1.3 million was received before GTL ceased operations in mid-October 2000 at which time the Company stopped accruing revenue on the service contract. As of September 30, 2000, approximately $0.9 million was outstanding under the Facilities Management Agreement. In October 2000, GTL paid $2.3 million of amounts owed to the Company. The remaining balance of $1.8 million remains outstanding under the two agreements. Management has determined that the remaining balance is uncollectable and recorded an additional reserve in the three-month period ended September 30, 2000 for the $1.7 million. The provision is included in selling, general and administrative expenses in the accompanying statements of operations. The Company is considering its legal options against GTL under the purchase agreement and the service agreement.

7.      SUBSEQUENT EVENTS

In July 2000, Company entered into a Security Agreement and a U.C.C. Financing Agreement with Anacomp, Inc. pursuant to which Company pledged its accounts receivables and other rights to receive contractual payments to secure amounts owed to Anacomp by reason of terminals manufactured and delivered to GTL for the U.K. Charitable Lottery. The final payment to Anacomp was made in early November, thereby terminating the Security and U.C.C.
Financing Agreements.

In November 2000, the Company has entered into an agreement with the Singapore Turf Club for the Company to supply extensive software and terminal hardware in a pilot development contract with a value of $1.6 million.

In November 2000, the Company agreed to supply Sports Toto Malaysia Sdn Bhd, a subsidiary of Berjaya Group Berhad, the owner of 70% of the Company's outstanding shares, an ILTS DataTrak on-line lottery system, an account betting system and approximately 1,000 terminals for a total purchase price in excess of $8.1 million. The Company will immediately receive a 25% down payment on the contract.

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

SUMMARY OF SIGNIFICANT DEVELOPMENTS

During the third quarter deliveries were completed for the supply of 815 lottery terminals to AB Trav och Galopp (ATG) of Sweden and deliveries are continuing on an additional 60 terminals to ATG and on the 140 lottery terminals to Leisure Management Berhad of Malaysia for contracts announced in August 1999 and May of 2000, respectively. These are expected to be completed by the end of the 4th quarter.

In September 1999, the Company announced the signing of two agreements with Global Technologies, Ltd. ("GTL") under which the Company supplied an on-line lottery system and was to provide facilities management services in the United Kingdom for a term of eight years. Under the terms of the purchase agreement, the Company provided a complete DataTrak on-line lottery system including central system hardware and software as well as 3,500 DATAMARK Xclaim terminals with a value of $12.3 million. Substantially all of the terminals were delivered in the first quarter of 2000. Approximately $2.9 million was still outstanding as Accounts Receivable as of September 30, 2000. Payments under the Facilities Management Agreement began in April 2000 and $1.3 million was received before GTL ceased operations in mid-October 2000 at which time the Company stopped accruing revenue on the service contract. As of September 30, 2000, approximately $0.9 million was outstanding under the Facilities Management Agreement. In October 2000, GTL paid $2.3 million of amounts owed to the Company. The remaining balance of $1.8 million remains outstanding under the two agreements. Management has determined that the remaining balance is uncollectable and recorded an additional reserve in the three-month period ended September 30, 2000 for the $1.7 million. The provision is included in selling, general and administrative expenses in the accompanying statements of operations. The Company is considering its legal options against GTL under the purchase agreement and the service agreement.

Historically, significant service revenue had been derived from a terminal maintenance agreement with an Australian lottery customer. In October 1998, the Australian Lottery customer awarded this contract to a competitor of the Company. This maintenance agreement expired on January 31, 2000 and the operations of the Australian subsidiary were significantly reduced.

RESULTS OF OPERATIONS

Product sales in the third quarter of fiscal 2000 increased to $2.96 million from $.68 million in the third quarter of fiscal 1999. Substantially all of the increase was due to revenue recognized from the sale of terminals to ATG in 2000.

Service revenues increased $433,000 to $989,000 compared to $556,000 in the third quarter of 1999. This increase resulted from revenues generated through the Company's UK subsidiary for facilities management to GTL. However, GTL defaulted under the Facilities Maintenance Agreement and in October 2000, the Company discontinued providing services to GTL under this agreement. Due to the uncertainty of collection of amounts due from GTL, the Company recorded a provision for uncollectable accounts receivable at September 30, 2000 for $912,000 related to the facilities management services.

Gross profit on third quarter product sales was $.86 million or 29%, compared with a gross profit of $.06 million or 9% in 1999. This increase in gross profit results from increased contract revenue in the US. Over $2 million in contract revenue for the third quarter 2000 compared to less than $200,000 of contract revenue for the third quarter of 1999 provided sufficient support to cover unbillable operating costs. The gross profit percentage on third quarter service revenues was 71% in 2000 compared to a gross profit of 23% in 1999. The facilities management agreement from the UK subsidiary to GTL was responsible for the increased gross profit percentage in the third quarter 2000. In the third quarter 1999, the majority of service revenue came from the Australian subsidiary at a gross profit percentage under 20%.

Engineering, research and development expenses in the third quarter of 2000 were $387,000 compared to $324,000 in the third quarter of 1999. Selling, general and administrative expenses for the third quarter of 2000 increased to $2.5 million over 1999 expenses of $1.1 million. The increase in SG&A expenses for the third quarter of 2000 results from $1.7 million in provisions for uncollectable accounts receivable related to GTL. Marketing Expenses were down $209,000 in third quarter 2000 compared with third quarter 1999 along with various other SG&A expenses.

Other income and expense, net for 2000 and 1999 were consistent at $49,000 and $46,000, respectively. This amount primarily includes foreign exchange gain and loss and interest income.

A provision for income taxes has not been recorded in the three and nine months ended September 30, 2000, given that the Company has sufficient available net operating loss carry forwards to offset any tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $3.6 million. During the quarter ended September 30, 2000, accounts receivable decreased $.90 million to $2.95 million. The additional provision for uncollectable accounts receivable for the quarter was $1.8 million offset by additional revenue. Cash decreased $1.6 million compared to June 30, 2000 due to delay in account receivable payments, payments to Anacomp for the manufacture of terminals for the GTL contract, and additional marketing expenses. The accounts payable balance decreased $562,000 in the quarter which is attributable to the payment of Anacomp, the outside terminal manufacturer used for the GTL contract.

During the nine months ended September 30, 2000, cash and cash equivalents decreased by $3.7 million by reason of payments made for the manufacture of terminals for the GTL contract. Accounts receivable for the nine-month period increased by over $2.5 million primarily because of the GTL contract and ATG sales. Accounts payable increased approximately $0.7 million for the period primarily because of invoices from Anacomp Inc. for contract manufacturing of the GTL terminals for ILTS. Payments to Anacomp were temporarily suspended due to delays in production by Anacomp and delays in cash receipts from GTL. The Company pledged certain of its accounts receivable balances to Anacomp as collateral (see also Note 6 to the accompanying financial statements).

Revenues from profitable contracts to be delivered in 2000 and 2001 should enable the Company to continue its normal business operations into the future.

As of September 30, 2000 there were no material commitments for capital expenditures.

FOREIGN EXCHANGE FLUCTUATION

The Company's reporting currency is the U.S. dollar. Historically, a majority of the Company's sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been effected principally by the Company's international subsidiaries. Changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Company, and such effect may be material in any individual reporting period. The company does not engage in any hedging activities. As the contracts are predominantly denominated in the functional currency of the subsidiary performing under the contract, the Company has historically incurred immaterial amounts of transaction gains or losses.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2000, the Registrant held its 2000 Annual Meeting of Shareholders. At the Annual Meeting, the following persons were elected as directors of the
Registrant: Chan Kien Sing, Frederick A. Brunn, Theodore A. Johnson, Alain K. Lee, M. Mark Michalko, Leonard G. Morrissey, Ng Foo Leong, Martin J. O'Meara, Jr., and Lord Michael G.R. Sandberg and the Company's Year 2000 Equity Participating Plan ("Plan") was approved by the Shareholders.

The matters to be voted upon were conducted by the Inspector of Elections. The following are the results of the voting on these matters.

All nominees received at least 98%, of the votes cast for Directors. Approval of the Plan received at least 96% of the votes cast.

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



Date: November 14, 2000