Form 10KSB40
period 2000-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2001-03-29
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                                   -----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM      TO
                         Commission file number 0-10294

                INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
                (Exact name of ILTS as specified in its charter)

                                   -----------

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

           ILTS's telephone number, including area code (760) 931-4000
                      ILTS's home page http://www.ilts.com

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)

                                  COMMON SHARES

                                   -----------

Indicate by check mark whether ILTS (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that ILTS was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.      Yes [X]  No [ ]

Aggregate market value of voting stock held by non-affiliates of ILTS as of March 23, 2001 was approximately $2,195,107. Revenues for the year ended December 31, 2000 were $24,100,000

                                   -----------

      Number of common shares outstanding at March 23, 2001 was 12,943,000

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2000Annual Report to Stockholders of ILTS: Part II
Portions of the Proxy Statement for 2001 Annual Meeting of Stockholders: Part III

Transitional Small Business Disclosure Format                   Yes[ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of ILTS's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                     Yes [X]

                                TABLE OF CONTENTS

                                       PART I
ITEM 1.  DESCRIPTION OF BUSINESS ..............................................   1

             General ..........................................................   1
             DATAMARK and Intelimark Terminals ................................   1
             Central System Wagering Application Software - DataTrak ..........   2
             Significant Contracts ............................................   3
             Spare Parts/Software Support Agreements ..........................   3
             Revenue Sources ..................................................   3
             Product Development ..............................................   4
             Hardware Development .............................................   4
             Software Development .............................................   4
             Backlog ..........................................................   5
             Marketing and Business Development ...............................   5
             Manufacturing and Materials ......................................   6
             Competition ......................................................   6
             Employees ........................................................   6
             Patents, Trademarks and Licenses .................................   6
             Regulation .......................................................   7
             Dependence Upon a Few Customers ..................................   7
             Forward-Looking Statements .......................................   7
             Seasonality ......................................................   7
             Working Capital Practices ........................................   7
             Environment Effects ..............................................   7
             Export Sales .....................................................   8

ITEM 2.  DESCRIPTION OF PROPERTY ..............................................   9
ITEM 3.  LEGAL PROCEEDINGS ....................................................   9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................   9

         EXECUTIVE OFFICERS OF ILTS ...........................................   9

                                      PART II

ITEM 5.  MARKET FOR ILTS's COMMON EQUITY
            AND RELATED SHAREHOLDER MATTERS ...................................  10
ITEM 6.  SELECTED FINANCIAL DATA ..............................................  10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS .................................  10
ITEM 8.  FINANCIAL STATEMENTS .................................................  11
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE ............................  11

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................  12
ITEM 11. EXECUTIVE COMPENSATION ...............................................  12
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT ....................................................  12
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................  12

                                      PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K .....................................  13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        International Lottery and Totalizator Systems, Inc. (ILTS or Company) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global pari-mutuel and on-line lottery industries. ILTS also provides facilities management services to organizations authorized to conduct on-line lotteries. ILTS's technology can be used in other transaction-processing applications, such as keno gaming and for toll turnpike systems utilizing automated ticket printer/readers.

        ILTS's wagering systems include the DATAMARK and Intelimark family of point-of-sale terminals, a central computer installation that is comprised of Compaq computer hardware and a commercially available operating system used in conjunction with ILTS's DataTrak application software, and the required communication network to interface the terminals to the central computer installation. System features include real-time processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

        The point-of-sale, proprietary components of ILTS's systems are the DATAMARK and Intelimark family of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. ILTS sells the DATAMARK and/or Intelimark terminals separately or as part of a turnkey wagering application system or ILTS will modify a terminal's features or configurations and central system software to meet specific customer requirements.

        ILTS's proprietary central system software application, DataTrak, controls the overall lottery operation. This system is the result of years of evolution of ILTS's first central system that was originally developed by The Hong Kong Jockey Club (HKJC), one of the largest horseracing and lottery operators in the world.

        The required communication network to interface the DataTrak central system and the wagering terminals is designed by ILTS to best fit each customer's specific application using commercially available hardware and software.

DATAMARK AND INTELIMARK TERMINALS

        ILTS has developed several models of terminals to meet the varied requirements of different wagering applications. All are PC compatible, Intel microprocessor-based and have a compact, lightweight design for countertop operation. The terminals are approximately 12" deep, 12" wide, 10" high, weigh approximately 27 pounds, and are accompanied by a built-in or external display and keyboards.

        The DATAMARK models utilize a patented, compact, single ticket path which allows the terminal to print and read from both sides of the same ticket without operator intervention. The terminal utilizes quick, quiet thermal printing that does not require an inked cartridge or ribbon as do impact, dot matrix printers, thereby improving print quality and reliability, and reducing maintenance expenses. The terminals use either pre-cut thermal coated tickets or thermal coated roll stock tickets or both. Some models will sequentially read and print up to 50 tickets entered at one time through the use of a "bulk feed" option.

        The DATAMARK terminal is best suited for application in the racing industry, and is capable of issuing tickets for standard betting, as well as for any pool wagers currently being used in pari-mutuel wagering. The terminals are designed to facilitate multiple bets on one ticket and multiple selections for each bet. To process a wagering transaction, the bettor marks selections on a pre-printed playslip, which is then read optically by the terminal, the amount wagered is calculated and the bet details printed on the back of the same ticket. Because the betting selections are prepared by the bettor away from the pari-mutuel clerk's window, total transaction time is reduced, efficiency of the operation is improved and the bettor obtains more privacy in the betting transaction.

        The newly developed Intelimark terminal has been designed in concert with Seiko-Epson Corporation, one of the world's leading providers of point-of-sale terminals. The Intelimark can be configured for both tote and lottery applications. ILTS is a registered Value-Added Reseller (VAR) of point-of-sale terminal equipment manufactured by Epson America, Inc. For the tote market, the Intelimark is configured with a custom designed integrated reader/printer mechanism. A variant of the DATAMARK mechanism is used to meet the requirements of racing applications. In the case of lottery applications, the reader/printer is designed to use a commercially available optical mark sense reader, and roll stock thermal printer. Both configurations can be offered with touch screen color SVGA display, or integral keyboard, or both depending on the requirements of the customer. All configurations have been developed to provide a very cost competitive terminal for the customer. Both the horseracing and lottery applications that utilize the touch screen make use of ILTS patent pending graphical user interface for the placement of wagers. This interface greatly simplifies and reduces the time required to place a bet.


CENTRAL SYSTEM WAGERING APPLICATION SOFTWARE - DATATRAK

        The nucleus of each wagering system is the central computer that receives information from ticket-issuing terminals, accumulates wagering data, calculates odds and payouts, and provides a means of database management in order to distribute information and allow generation of management reports. In cooperation with the customer, ILTS designs the configuration of the central computer installation to provide the required games, fault-tolerant operation, high throughput and security. The entire application is called DataTrak. The DataTrak system has been developed by ILTS to make use of commercially available software operating systems and software programs to facilitate modification at a much lower cost to the customer than in the past where proprietary software limited the customer's ability to perform changes to the system.

        Each central computer installation typically includes a client-server computer configuration that uses Alpha computers manufactured by Compaq. ILTS is a registered VAR of Compaq computer equipment. Certain of ILTS's customers presently use software in their pari-mutuel systems that is proprietary to ILTS.

        ILTS owns a non-exclusive royalty-free license to permanently use and modify as desired the central system software developed by HKJC in its pari-mutuel wagering and lottery systems.

        ILTS has made significant modifications and enhancements to the HKJC software. Chief among them is the migration of the system to a client-server architecture using Compaq computer hardware, the incorporation of relational database software, and the utilization of a Windows operating system for management information and control. These modifications and enhancements provide scalability to the system so that each customer's unique requirements can be met in a most cost effective way, the configuration can be changed easily as required, and the customer is able to process data within a familiar software user interface environment.

        ILTS has also added numerous new features to the base software, including instant ticket validation and player registration. The system has the following characteristics: rapid processing; storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load, i.e., to reprogram the wagering terminals from the central computer installation via the communications network; a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure fault tolerant operation without data loss; and a comprehensive management information and control system.

SIGNIFICANT CONTRACTS

        The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. The Company completed delivery of the system and terminals and lottery operations began in the first quarter of 2000. During the year ended December 31, 2000, the Company recorded revenues of $14.5 million on these contracts. The Company's sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in the third quarter.

        In August 1999, the Company was awarded a contract by long term customer AB Trav och Galopp ("ATG") of Sweden for 815 DATAMARK Flipper terminals and related parts. In March 2000, this contract was amended to add 60 terminals. The contract, as amended has a total value of more than $4.3 million. All terminals were delivered in 2000 and all revenue was recognized.

        In November 2000, the Company signed a $2.0 million contract with Montreal Informatica (MI) to provide an on-line lottery system and terminals for the Santa Catarina Lottery in Brazil. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer's payments for the terminals to be delivered over the next two years. The note receivable bears interest at an annual rate of 10% and matures on October 30, 2004. Principal and interest payments are due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract is recognized in accordance with the percentage-of-completion method. During the year ended December 31, 2000, the Company recognized revenues of approximately $1.2 million on this contract.

        In November 2000, the Company and Sports Toto Malaysia (STM) , a subsidiary of Berjaya, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the third quarter of calendar year 2001. Revenues totaling $188 thousand were recognized on this contract in 2000.


SPARE PARTS/SOFTWARE SUPPORT AGREEMENTS

        In addition to sales of terminals and systems, ILTS realizes ongoing revenue from the sale of spare parts for use in the maintenance of its terminals, of which approximately 39,000 have been delivered to date. ILTS also enters into contracts with its customers to provide software modifications, upgrades and support for its installed products.


REVENUE SOURCES

        The following table sets forth the revenue for the periods indicated attributable to different applications of ILTS's technology:

                                                   Years Ended December 31,
                                   ----------------------------------------------------------
                                    2000         1999        1998         1997         1996
                                   -------      ------      -------      -------      -------
(dollars in thousands)
Racing Products and Services       $ 6,020      $1,658      $ 6,733      $ 2,443      $11,183
Lottery Products and Services       17,946       3,402        5,705        7,729        5,105
Other                                  134         590          734          654          305
                                   -------      ------      -------      -------      -------
    Total                          $24,100      $5,650      $13,172      $10,826      $16,593
                                   =======      ======      =======      =======      =======

PRODUCT DEVELOPMENT

        ILTS's ability to compete successfully depends in part upon its ability to meet the current and anticipated needs of its customers. To that end, ILTS devotes a significant portion of its research and development activity to refining and enhancing the features of existing products, systems and software. In 2000, ILTS spent approximately $0.9 million on engineering, research and development as compared to $1.2 million in 1999.


HARDWARE DEVELOPMENT

        The Company's research and development activities are divided between hardware and software engineering. In terms of hardware research and development, ILTS has recently developed a product called the Intelimark, a terminal created in concert with a point-of-sale terminal designed by Seiko-Epson Corporation, and integrated with a reader and printer mechanism to provide the standard terminal features with the following enhancements: the option for a full color SVGA touch screen user interface; optional keyboard configurations to allow fast operator input; and optional peripherals such as magnetic stripe readers, smart card readers, and barcode readers which can be incorporated into the configuration. The unit currently utilizes the Pentium class processor, but is scaled to accommodate future processors as the need for additional capability arises. The unit provides fast processing, high-resolution thermal printing, and the ability to utilize cost effective, commercially available PC peripherals.

        Throughout the past year, several customers and prospects for both lottery and tote systems have expressed interest in self-vending terminals
(SVTs) in order to augment their traditional clerk-operated terminal networks. In recent years, the general population has become comfortable completing their own transactions as a result of the proliferation of automatic teller machines
(ATMs) in the financial sector. SVTs permit the bettor to complete a wagering transaction without the necessity of clerk intervention similar to the ATM. Thus, SVTs enable ILTS's customers to take advantage of their patron's newly acquired comfort level to independently complete a transaction and to expand point of sale presence to reach additional customers without having to expand their workforce. This makes the SVT a desirable product.

        Several customers have requested the Company to develop SVT prototypes. The Company is presently under contract with two customers to develop units which the customers will use for SVT market testing. These contracts were executed in 2000. When market tests prove end user satisfaction of the SVTs, the Company expects to enter into sales agreements with both customers to sell production SVTs in fiscal 2001 and/or 2002. Moreover, as the Company's expertise in this area increases, it is foreseeable that these or modified SVTs could be sold to other customers and prospects. The Company's contacts do not allow for return of product in the event our customers are unsuccessful in the marketing of SVT terminals.

        The Company is also exploring alternatives to traditional optical mark reading (OMR) technology. New games and customer requirements for signature capture and on-line character recognition are outside the capability of the OMR technology. The technology called charge-coupled device (CCD) is being researched in order to meet the latest customer requirements mentioned above. Units using this technology will be available in 2001.


SOFTWARE DEVELOPMENT

        Over the past several years, the Company has concentrated the majority of its software research and development on the lottery central system application known as DataTrak. In late 2000, the Company entered into an agreement to form a strategic alliance with its long-time customer, ATG, to jointly develop enhancements to ATG's world-class central system for racing. As part of the agreement, ATG will promote ILTS' hardware, particularly wagering terminals, to tote prospects, principally in Europe. In addition, ILTS will be granted a perpetual license to market this tote system, known as Intertote, and to modify it if required, to interested racing organizations worldwide.

        During 2000, in recognition of the rapid evolution of wireless communication systems, the Company began to aggressively develop wireless software applications to complement its DataTrak central system software. While these development efforts are ongoing, they include applications for internet-based transactions, wireless devices through the use of wireless application protocol (WAP), and interactive voice recognition. The Company has entered into a contract to provide all of the above within the next 14 months.

        ILTS has been certified since February 1996 under ISO 9001 registration. This certification demonstrates quality in design development and manufacturing under ISO standards.

BACKLOG

        The backlog of orders for its products and services believed by ILTS to be firm, amounted to approximately $11.7 million as of December 31, 2000, as compared to a backlog of approximately $16.4 million as of December 31, 1999. Of such backlog at December 31, 2000, approximately $8.3 million is expected to be filled during the next twelve (12) months. See DESCRIPTION OF BUSINESS, Dependence Upon A Few Customers.

MARKETING AND BUSINESS DEVELOPMENT

        Management believes that ILTS's continuing ability to obtain and retain contracts for its wagering systems and terminals is directly related to its reputation in its various fields of expertise. Because of its reputation, ILTS often receives unsolicited inquiries from potential customers. ILTS also learns of new business opportunities through the close contacts that its personnel maintain with key officials in the international horse racing and lottery industries.

        Contracts to provide products to the horse racing and lottery industries often are awarded through a competitive bidding process which can begin years before a contract is awarded and involves substantial expenditures by ILTS. Through its contacts with existing customers and others in these industries, ILTS often becomes aware of prospective projects before the customer circulates a request for proposal. If ILTS is interested in the project it typically submits a proposal, either before or after the customer circulates a formal request for proposal, outlining the products it would provide and the services it would perform. If the proposal is accepted, ILTS and its customer negotiate and enter into a contract on agreed terms.

        ILTS's marketing efforts are carried out by ILTS's professional marketing and engineering staff and frequently involve other executive officers of ILTS. Marketing of ILTS's products and services throughout the world is often performed in conjunction with consultants with whom ILTS contracts, from time to time, for representation in specific market areas. In addition to ILTS's own efforts, ILTS has entered into an agreement with Ab Trav Och Galopp (ATG) of Sweden, whereby ATG will jointly market the Company's hardware products to racing customers in Europe.

        ILTS's success depends in large part on its ability to obtain new contracts to replace its existing contracts. ILTS currently has proposals outstanding to supply systems, terminals or components for use in the pari-mutuel wagering industry and for lotteries in various foreign countries. In addition to contract sales for terminals and systems, ILTS has had discussions with both new and existing customers regarding supplying products for their operations and expects to bid for additional contracts in the future. Because the realization of revenue from these prospects is dependent upon a number of factors, including the bidding process and product development, there can be no assurance that ILTS will be successful in realizing revenue from any of these activities.

MANUFACTURING AND MATERIALS

        ILTS has contracted with REMEC Veritek, Inc. (REMEC) to provide contract manufacturing for all DATAMARK and Intelimark terminals. REMEC is located in nearby Escondido, California, and has sufficient flexibility in its manufacturing facility to manufacture nearly 100 terminals per day. ILTS also benefits from the volume discounts on raw materials and subassemblies that REMEC receives from its vendors due to the already high volume of parts it purchases. REMEC is currently manufacturing 1,000 terminals that are being shipped to STM.

        Manufacture consists principally of the assembly of parts, components and subassemblies (most of which are designed by ILTS) into finished products. The contract manufacturer will purchase many parts, components and subassemblies necessary for the terminals and the systems and assemble them into finished products. These products and purchased computers are then integrated with standard peripherals purchased by ILTS to construct racing and lottery systems. ILTS generally has multiple sources for the various items purchased from vendors, but some of these items are state-of-the-art and could be, from time to time, in short supply. Certain other items are available only from a single supplier. For the twelve months ended December 31, 2000, one vendor (Gulton Industries) accounted for 11% of ILTS's raw material purchases.

COMPETITION

        ILTS competes primarily in the horse racing industry and the on-line lottery industry. ILTS competes by providing high-quality wagering systems and terminals that are reliable, secure and fast. In addition, management believes that ILTS offers its customers more flexibility in design and custom options than do most of its competitors.

        Management believes that ILTS's main competitor in the sale of horse racing systems is Autotote Corporation, a US company. Management believes that its principal competition for full lottery systems are: Gtech Holdings Corporation, Video Lottery Technologies, Autotote, all US companies, and Essnet, a Swedish company. For terminal sales only, in addition to the foregoing, management believes its competition includes Wincor-Nixdorf, a German company; KEBA, GesmbH & Co., an Austrian company; and ETI and Spielo, both Canadian companies.

        Management believes that ILTS has been a substantial factor in the international marketplace. ILTS's sales in the United States have been insignificant. In general, ILTS's competitors have significantly greater resources than ILTS. Competition for on-line lottery system contracts is intense.

EMPLOYEES

        As of December 31, 2000, ILTS employs 57 people worldwide on a full-time equivalent basis. Of this total, 23 were engaged in operations support, 21 in engineering and software development and 13 in marketing and administrative positions. None of ILTS's employees are represented by a union, and ILTS believes its relations with its employees are good.

PATENTS, TRADEMARKS AND LICENSES

        ILTS has six U.S. patents issued on its products, and two patents pending. ILTS believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of ILTS than the benefits of patent protection. ILTS typically requires customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning ILTS's products to sign nondisclosure agreements, and ILTS relies on such agreements, other security measures and trade secret law to protect such proprietary information. Central system software in ILTS's lottery systems was originally developed under a non-exclusive license with HKJC.

        International Lottery & Totalizator Systems, Inc. and DataTrak are registered trademarks of International Lottery & Totalizator Systems, Inc. Intelimark and Intertote are trademarks.

REGULATION

        The countries in which ILTS markets its products generally have regulations governing horseracing or lottery operations, and the appropriate governing body could restrict or eliminate these operations in these countries. Any such action could have a material adverse effect on ILTS. Foreign countries also often impose restrictions on corporations seeking to do business within their borders, including foreign exchange controls and requirements for domestic manufacturing content. In addition, laws and legal procedures in these countries may differ from those generally existing in the United States and conducting business in these countries may involve additional risk for ILTS in protecting its business and assets, including proprietary information. Changes in foreign business restrictions or laws could have a significant impact on ILTS's operations.


DEPENDENCE UPON A FEW CUSTOMERS

        ILTS's business to date has been dependent on major contracts and the loss of one or failure to replace completed contracts with new contracts would have a materially adverse effect on ILTS's business. During 2000, ILTS's revenues were derived primarily from contracts with Global Technologies Limited ($12.3 million); Ab Trav Och Galopp ($4.3 million); M.I. Montreal Informatica ($1.2 million); Leisure Management Berhad ($0.7 million); and Philippine Gaming Management Corporation ($0.5 million).


FORWARD-LOOKING STATEMENTS

        The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which ILTS's products are marketed, fluctuations in quarter-by-quarter operating results, and other factors described in this Form 10-KSB.

SEASONALITY

        In general, ILTS's business is not subject to seasonal effects.

WORKING CAPITAL PRACTICES

        ILTS's sales contracts typically provide for deposits and progress payments, which have provided sufficient working capital for operations.

ENVIRONMENT EFFECTS

        There are no significant capital expenditures required of ILTS in order to comply with laws relating to protection of the environment.

EXPORT SALES

        The majority of ILTS's revenues are derived from contracts with foreign companies. As of December 31, 2000, ILTS's equipment has been delivered and installed in Brazil, Sweden, Norway, Hong Kong, Singapore, Ukraine, Australia, Finland, England, the Netherlands, Malaysia, Macau, China, Papua New Guinea, Belgium, Philippines, France, Dominican Republic and Denmark. The companies with which ILTS contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. ILTS has entered into a few contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies. The majority of ILTS's sales are denominated in U.S. dollars and thus not subject to foreign currency fluctuations. However, the ultimate cost of ILTS's products to its customers have increased due to fluctuations in the foreign exchange rates of many Southeast Asian countries. ILTS does not believe that its on-going business has been negatively impacted by the Asian currency-exchange situation.

See also Note 7 of Notes to Consolidated Financial Statements, incorporated by reference in Part II, Item 7.

ITEM 2. DESCRIPTION OF PROPERTY

        ILTS's U.S. facilities consist of approximately 24,791 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2006.


ITEM 3. LEGAL PROCEEDINGS

        ILTS can be subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims should they arise, cannot be predicted with certainty, management does not believe that the outcome of any of these matters would have a material adverse effect on ILTS's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                           EXECUTIVE OFFICERS OF ILTS

Name                         Age            Position
----                         ---            --------
M. Mark Michalko             46             President and
                                            Chief Financial Officer (acting)
Timothy R. Groth             51             Vice President, Technical Operations
Lawrence E. Logue            64             Corporate Secretary

                                     PART II


ITEM 5. MARKET FOR ILTS'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        ILTS's Common Stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board (OTCBB). As of December 31, 2000, there were 12,943,000 common shares outstanding and approximately 1,100 shareholders of record. Berjaya Lottery Management owned 71.4% of the total outstanding shares and ILTS's management owned 1%.


        2000                            HIGH                       LOW
        ---------------------------------------------------------------
        First Quarter                   2.750                     0.719
        Second Quarter                  1.875                     0.813
        Third Quarter                   1.250                     0.625
        Fourth Quarter                  0.844                     0.313
        Average Daily Volume                            11,274
        Total Annual Trading Volume                  2,841,100


        1999                            HIGH                       LOW
        ---------------------------------------------------------------
        First Quarter                   0.469                     0.250
        Second Quarter                  1.000                     0.250
        Third Quarter                   1.313                     0.563
        Fourth Quarter                  1.531                     0.563
        Average Daily Volume                            13,964
        Total Annual Trading Volume                  3,518,900


        Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and Berjaya Lottery Management (H.K.) Ltd. were affiliated persons. All of ILTS's common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for March 15, 2001, of $0.531 per share.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is included on page 8 of ILTS's Annual Report to Shareholders for the year ended December 31, 2000 under the same caption and is incorporated herein by reference to such Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

        The information required by this item is included on pages 9 through 12 of ILTS's Annual Report to Shareholders for the year ended December 31, 2000 under the same caption and is incorporated herein by reference to such Annual Report.

ITEM 8. FINANCIAL STATEMENTS

        The information required by this item is included on pages 13 through 16 of ILTS's Annual Report to Shareholders for the year ended December 31, 2000 and is incorporated herein by reference to such Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required is incorporated herein by reference to ILTS's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

        The information required is incorporated herein by reference to ILTS's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required is incorporated herein by reference to ILTS's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required is incorporated herein by reference to ILTS's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

        A.      Exhibits

        (3)(a) Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form
                10-K for the year ended December 31, 1994, File No. 0-10294).

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

        (10)(a) Fourth Amendment to Lease for ILTS's facility in Carlsbad,
                California dated as of March 31, 2000.

           (b) ILTS's 1986 Employee Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration
                Statement, File No. 33-34123, as filed on April 4, 1990

           (c) ILTS's 1988 Employee Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration
                Statement, File No. 33-34123, as filed on April 4, 1990).

           (d)  ILTS's 1990 Stock Incentive Plan (incorporated by reference to
                Form 10-K for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).

           (e) ILTS's 1997 Directors' Stock Option Plan (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294).

           (f)  Stock Purchase Agreement dated as of September 8, 1999 between
                ILTS and Berjaya Lottery Management (H.K) Limited which increased Berjaya's stock ownership from 38.5% to 71.4%
                (incorporated by reference from ILTS's Form 8-K filed on October
                18, 1999.

           (g) ILTS's Equity Participation Plan, approved by the shareholders on June 22, 2000.

        (13)    Annual Report to Shareholders for the year ended December 31,
                2000. With the exception of the information incorporated by reference into items 6, 7, and 8 of this Form 10-K, the 2000
                Annual Report to Shareholders is not deemed filed as part of this report.

        (18)    Change in Fiscal Year End to April 30

        (21)    Subsidiaries of ILTS

        (23.1)  Consent of Arthur Andersen LLP, Independent Public Accountants

        (23.2)  Report of Arthur Andersen LLP, Independent Public Accountants


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, ILTS caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL LOTTERY & TOTALIZATOR
                                       SYSTEMS, INC.

                                       By: /s/ M. Mark Michalko
                                           -------------------------------------
                                           M. Mark Michalko
                                           President

Dated: March 22, 2001

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of ILTS and in the capacities and on the dates indicated.

Signature                        Title                                  Date
---------                        -----                                  ----
/s/ Theodore A. Johnson          Chairman of the Board                  March 23, 2001
--------------------------
Theodore A. Johnson


/s/ M. Mark Michalko             Director, President and Acting         March 23, 2001
--------------------------       Chief Financial Officer
M. Mark Michalko


/s/ Alain K.K. Lee               Director                               March 23, 2001
--------------------------
Alain K. K. Lee


/s/ Frederick A. Brunn           Director                               March 23, 2001
--------------------------
Frederick A. Brunn


/s/ Ng Foo Leong                 Director                               March 23, 2001
--------------------------
Ng Foo Leong


/s/ Martin J. O'Meara, Jr.       Director                               March 23, 2001
--------------------------
Martin J. O'Meara, Jr.


/s/ Leonard G. Morrissey         Director                               March 23, 2001
--------------------------
Leonard G. Morrissey


/s/                              Director
--------------------------
Michael G. R. Sandberg


/s/ Chan Kien Sing               Director                               March 23, 2001
--------------------------
Chan Kien Sing