Form 10KSB/A
period 2000-12-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2001-04-30
CIK 354813

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

                                  COMMON SHARES


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 2001 was approximately $2,195,107. Revenues for the year ended December 31, 2000 were $24,100,000.

      Number of common shares outstanding at March 23, 2001 was 12,943,000

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 2000 Annual Report to Stockholders of the Registrant: Part II
                Portions of the Proxy Statement for 2001 Annual
                        Meeting of Stockholders: Part III

Transitional Small Business Disclosure Format                    Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ]

                                    PART III

Pursuant to General Instruction E(3) of Form 10-KSB, the information required in
Part III, which is not contained in Registrant's Form 10-KSB filed on 29 March 2001, is herein provided in this Amendment No. 1 as follows:


ITEMS 10 & 12. DIRECTORS AND SECURITY OWNERSHIP

The following table sets forth certain information regarding the beneficial ownership of the Company's common shares as of May 1, 2001 by (i) each director and nominee for director of the Company, (ii) an executive officer, (iii) the executive officer and directors of the Company as a group and (iv) each person or entity who is a beneficial owner of more than 5% of the Company's outstanding common shares. With respect to each director or nominee of the Company, the table also sets forth his age, the year he was first elected as a director, employment history for the past five years, and other directorships. With respect to the executive officer who is not a director, the table sets forth his age, position with the Company, and employment history for the past five years. For purposes of this proxy statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                                                                           Percent
Name of Beneficial Owner                                                         Amount                   of Class
FREDERICK A. BRUNN, 56, Director since 1989. President                          47,975 (A)                    *
from February 1994 to May 1997. Chief Executive Officer,
San Diego Manufacturing Extension Center April 1998 to
September 1999. Principal, California Motorcycle Tours,
1999 to December 2000. Vice President, San Diego Tech
Center, Transcore, December 2000 to present.

CHAN KIEN SING, 44, Director since June 1993.                                   11,669 (B)                    *
Group Executive Director of Berjaya Group Berhad since 1990.

THEODORE A. JOHNSON, 60, Director since 1979. President,                        30,275 (B)                    *
Minnesota Cooperation Office for Small Business and Job
Creation, Inc. from 1980 to present. Director of
Surgidyne, Inc. and Humanetics Corp. for at least the
last five years.

M. MARK MICHALKO, 46, Director since February 1994.                             63,941 (C)                    *
President since May 1997, Executive Vice President from
February 1994 to May 1997.

ALAIN K. K. LEE, 45, Director since May 1999. Executive                         4,900 (D)                     *
Vice President, Roadhouse Grill, Inc. since July 1998
and Director since January 1998. Director of several
companies in the food industry affiliated with Berjaya.
Berjaya Group Chief Financial Officer and General
Manager of several Berjaya Group subsidiary companies
from 1990 to 1997.

NG FOO LEONG, 50, Director since June 1993. Executive                           11,669 (B)                    *
Director, Sports Toto Malaysia Sdn. Bhd., a lottery
gaming company, from 1985 to present.

MARTIN J. O'MEARA, JR., 72, Director since 1979.                                123,111 (B)                   *
President, The Budget Plan, Inc., a privately owned
company engaged in the consumer loan business, and has
been so employed for more than five years.

MICHAEL G.R. SANDBERG, 73, Director since 1987. Private                         39,336 (B)                    *
investor. Chairman and Chief Executive of the Hong Kong
and Shanghai Banking Corporation from 1977 to 1986. Director of Broadstreet, Inc., a bank holding company. (a)

TIMOTHY R. GROTH, 52, Vice President, Technical                                 27,808 (E)                    *
Operations since 1994.

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (9                              360,684 (A) (B) (C) (D) (E)   2.7%
PERSONS)

BERJAYA LOTTERY MANAGEMENT (H.K.) LIMITED (BERJAYA)                             9,245,317 (F)                 71.4%

---------------

(A) Includes 37,669 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of May 4, 2001.

(B) Includes 11,669 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of May 4, 2001.

(C) Includes 56,427 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of May 4, 2001.

(D) Includes 4,900 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of May 4, 2001.

(E) Includes 21,503 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of May 4, 2001.

(F) Chan Kien Sing, Alain K. K. Lee and Ng Foo Leong are employees of an affiliate of Berjaya. All three individuals disclaim beneficial ownership of such shares. Berjaya's business address is Level 28, Menara Shahzan Insas, Jalan Sultan Ismail, 5020 Kuala Lumpur, Malaysia.

        (a)     not standing for re-election

*       Less than one percent of the outstanding common shares.


    During 2000, three meetings of the Board of Directors were held. Each incumbent director attended all meetings of the Board of Directors held during the year in which he was a director, except that Michael G. R. Sandberg and, Ng Foo Leong missed two meetings and Chan Kien Sing missed one meeting.

    The Board has an Executive Committee, which consists of Messrs. Chan, Johnson, Lee and Michalko. The Executive Committee held no meetings during the year. The Executive Committee may exercise all the authority of the Board in the management of the Company except for matters expressly reserved by law for board action. The Board has an Executive Compensation Committee (the "Compensation Committee") consisting of Messrs. Johnson, Lee and Chan. The Compensation Committee met twice during the year. Its function is to establish compensation for all executive officers of the Company and to administer the Company's stock option plans.

    The Board has an Audit Committee consisting of Messrs. Morrissey, Chan and Lee. The Audit Committee held five meetings during the year. The Audit Committee reviews and evaluates internal auditing controls and recommends to the Board a firm of independent public accountants to serve as auditors. The Audit Committee reviews the periodic SEC filings with such auditors and the scope and result of their audit, fees for services and independence in servicing the Company.

    The Board has a Nominating Committee consisting of Messrs. Chan, Johnson and Michalko. The Nominating Committee held one meeting during the year. The Nominating Committee seeks out, evaluates and recommends to the Board qualified nominees for election as directors of the Company and considers other matters pertaining to the size and composition of the Board. The Nominating Committee will give appropriate consideration to qualified persons recommended by shareholders for nomination as directors provided that such recommendations are accompanied by information sufficient to enable the Nominating Committee to evaluate the qualifications of the nominee.

    The Affiliations Committee reviews and approves the fairness to the Company of any transactions between the Company and Berjaya. The members of the Committee are Messrs. O'Meara, Brunn, Johnson and Michalko. The Affiliations Committee held two meetings during the year.

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows, for the years ended December 31, 2000, 1999, and 1998, the compensation earned by the president and the only executive officer of the Company earning in excess of $100,000 during 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                               ANNUAL COMPENSATION              COMPENSATION AWARDS
                                             -------------------------     --------------------------------
                                                                            AWARDS
                                                                           NUMBER OF          ALL OTHER
NAME AND PRINCIPAL POSITION(s)               YEAR   SALARY(1)    BONUS     OPTIONS(2)       COMPENSATION(3)
------------------------------               ----   ---------    -----     ----------       ---------------
M. Mark Michalko                             2000    $167,674      --            --               --
    President, Chief                         1999    $151,421      --        65,000               --
    Executive Officer and Director           1998    $144,518      --            --               --

Timothy R. Groth                             2000    $138,275      --            --               --
    Vice President,                          1999    $122,762      --        30,000               --
    Technical Operations                     1998    $123,852      --            --               --


(1) Perquisites in 2000, 1999 and 1998 are included under salary and did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any such officer.

(2) All awards are incentive stock options granted pursuant to the Company's 1990 Employee Stock Option Plan.

(3) All amounts are Company matching contributions to the Employee Stock Bonus 401(k) Plan in 1997. There were no Company matching contributions in 2000, 1999 and 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has entered into sales agreements to supply terminals, spares and services to entities in which the Company's largest shareholder, Berjaya, has a significant equity interest. Revenues related to these agreements totaled $1.3 million in 2000. Included in accounts receivable was $0.1 million and $0.2 million at December 31, 2000 and 1999 respectively, relating to Philippine Gaming Management Corporation (PGMC), a long-standing customer and a majority owned Berjaya subsidiary.

        During 1996, the Company entered into an agreement with Berjaya (1996 Agreement) to purchase specific inventory on behalf of Berjaya to enable the Company to satisfy certain future potential orders in a timely manner. Title to the inventory purchased resides with Berjaya; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf. Advances received in excess of inventory purchased aggregated approximately $392 thousand as of December 31, 2000.

        In November 2000, a purchase order was received under the 1996 Agreement to supply PGMC with terminals. The sale generated limited cash to the Company, but decreased the amount of inventory purchased on behalf of Berjaya referenced above. Over 78% of the $0.5 million contract revenue was paid directly to Berjaya and used to reduce the Berjaya inventory held by the Company. PGMC also purchased an additional $568 thousand in spare parts during 2000.

        In November 2000, the Company and Sports Toto Malaysia (STM), a subsidiary of Berjaya, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the third quarter of 2001. Revenues totaling $188 thousand were recognized on this contract in 2000.

        In February 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million, six-month, short-term loan to Berjaya at an interest rate of 9% per annum. The note is due on August 31, 2001.

        SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.


                              By:    /s/ M. Mark Michalko
                                     -------------------------------------------
                                     M. Mark Michalko
                                     President
Dated:  April 30, 2001

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                              Date
       ---------                          -----                              ----
/s/ Theodore A. Johnson          Chairman of the Board                  April 30, 2001
--------------------------
Theodore A. Johnson


/s/ M. Mark Michalko             Director, President                    April 30, 2001
--------------------------       Principal Financial Officer
M. Mark Michalko


/s/ Alain K. K. Lee              Director                               April 30, 2001
--------------------------
Alain K. K. Lee


/s/ Frederick A. Brunn           Director                               April 30, 2001
--------------------------
Frederick A. Brunn


/s/ Ng Foo Leong                 Director                               April 30, 2001
--------------------------
Ng Foo Leong


/s/ Martin J. O Meara, Jr.       Director                               April 30, 2001
--------------------------
Martin J. O Meara, Jr.


                                 Director
--------------------------
Michael G. R. Sandberg


/s/ Chan Kien Sing               Director                               April 30, 2001
--------------------------
Chan Kien Sing