Form 10QSB
period 2001-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2001-06-14
CIK 354813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________.

[x]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2001 to  April 30, 2001

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

As of May 31, 2001, 12,943,000 shares of common stock were outstanding.

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

           Exhibits


INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                   APRIL 30,
(Amounts in thousands, except share amounts)                         2001
                                                                   --------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  3,279

   Accounts receivable, net of allowance
       for doubtful accounts of $13                                   1,033
   Costs and estimated earnings
       in excess of billings on uncompleted contracts                   771
   Inventories, net                                                   2,080
   Related party note receivable                                      1,500
   Other notes receivable                                               140
   Other current assets                                                 409
                                                                   --------
            Total current assets                                      9,212
   Equipment, furniture and fixtures, net                               406
   Notes receivable, net of current portion                             327
                                                                   --------
                                                                   $  9,945
                                                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,247
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                             435
   Accrued payroll and related taxes                                    400
   Deferred revenue                                                     206
   Other current liabilities                                          1,033
                                                                   --------
            Total current liabilities                                 3,321
    Related party liability                                             392
    Deferred revenue, net of current portion                            327
    Other long-term liabilities                                          96
                                                                   --------
                                                                      4,136
                                                                   --------
Shareholders' equity:
   Common shares, no par value, 50,000,000 shares authorized,
     12,943,000 shares issued and outstanding                        56,350
   Accumulated deficit                                              (50,367)
   Other accumulated comprehensive loss                                (174)
                                                                   --------
                   Total shareholders' equity                         5,809
                                                                   --------
                                                                   $  9,945
                                                                   ========

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             FOUR MONTHS ENDED
                                                                  APRIL 30,
(Amounts in thousands, except per share amounts)          -----------------------
                                                            2001           2000
                                                          --------       --------
Revenues:
   Sales of products                                      $  4,169       $ 11,460
   Services                                                     34            476
                                                          --------       --------
                                                             4,203         11,936
                                                          --------       --------

Cost of revenues:
   Cost of sales of products                                 3,235          8,456
   Cost of services                                             29            468
                                                          --------       --------
                                                             3,264          8,924
                                                          --------       --------
Gross profit                                                   939          3,012
   Engineering, research and development                       131            291
   Selling, general and administrative                       1,067          1,824
                                                          --------       --------
Income/(loss) from operations                                 (259)           897

Other income (expense):
   Exchange rate gain/(loss)                                    15            (65)
   Other income (expense), net                                  93            414
                                                          --------       --------
Income/(loss) before provision for income taxes               (151)         1,246
Provision for income taxes                                       4             16
                                                          --------       --------
Net income/(loss)                                         ($   155)      $  1,230
                                                          ========       ========

Net income/(loss) per share:
  Basic                                                   ($  0.01)      $   0.10
  Diluted                                                 ($  0.01)      $   0.09

Number of shares used in computation of net
   income/(loss) per share
     Basic                                                  12,943         12,943
     Diluted                                                12,943         13,056


See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                     FOUR MONTHS ENDED
                                                                         APRIL 30,
(Amounts in thousands)                                           ------------------------
                                                                   2001            2000
                                                                 --------       --------
   Operating activities:
   Net income/(loss)                                             ($   155)      $  1,230

   Adjustments to reconcile net income/(loss) to net cash
      used for operating activities:
      Depreciation and amortization                                    33             75
      Loss on disposal of equipment                                     1             43
      Changes in assets and liabilities:
        Accounts receivable                                           410         (3,720)
        Costs and estimated earnings in excess of billings
           on uncompleted contracts                                  (771)          (949)
        Inventories                                                  (240)            26
        Accounts payable                                              891          1,715
        Billings in excess of costs and estimated earnings
           on uncompleted contracts                                (1,835)             -
        Accrued payroll and related taxes                             (14)           (15)
        Related party liability                                         -             35
        Other assets                                                   21           (270)
        Other liabilities                                            (108)           566
                                                                 --------       --------
      Net cash used for operating activities                       (1,767)        (1,264)
                                                                 --------       --------
   Investing activities:
   Additions to equipment, furniture and fixtures                    (172)          (288)
   Certificate of deposit (matured January 2001)                      245              -
   Related party loan to Berjaya Lottery Management                (1,500)             -
                                                                 --------       --------
      Net cash used for investing activities                       (1,427)          (288)
                                                                 --------       --------

Effect of exchange rate changes on cash                               (23)           (32)
                                                                 --------       --------
Decrease in cash and cash equivalents                              (3,217)        (1,584)

Cash and cash equivalents at beginning of period                    6,496          6,801
                                                                 --------       --------

Cash and cash equivalents at end of period                       $  3,279       $  5,217
                                                                 ========       ========

Supplemental cash flow information:

Cash paid for interest                                           $      -       $      -

Cash paid for income taxes                                       $     15       $     67


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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

        REVENUE RECOGNITION - The Company recognizes revenue on the basis of shipment of products, performance of services, and on the percentage-of-completion method of accounting for long term contracts, or on the completed contract method of accounting for long term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Revenues relating to the sale of certain assets, when the ultimate total collection is not reasonably assured, are being recorded under the cost recovery method.

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

        INVENTORY - Inventory is composed of raw materials, work in process and finished goods which are stated at the lower of cost or market. See Note 6.

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

        PER SHARE INFORMATION - Basic net income (loss) per share is based on the weighted average number of shares outstanding during the four months ended April 30, 2001 and 2000. In 2001, diluted net loss per share excludes the effect of stock options as the effect would have been anti-dilutive. In 2000, diluted net income per share includes stock options if their effect would be dilutive.

        RESEARCH AND DEVELOPMENT - Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing significant improvements.

        CONCENTRATION - Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are primarily related to contracts with a few major customers. These amounts are payable in accordance with the terms of individual contracts and generally collateral is not required. Estimated credit losses are provided for in the financial statements. The Company conducts business in the Asia/Pacific region. Certain Asian countries have experienced severe economic turmoil represented by depressed business conditions and volatility in local currencies. Any significant further decline in these economies and in the value of their currencies could have a material adverse effect on the Company.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        RECENT ACCOUNTING PRONOUNCEMENTS - SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities," as amended, was adopted by the Company on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this statement had no impact on the Company.

3.      EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the four months ended April 30, 2001 and 2000 (in thousands, except per share amounts):


                                                                          2001          2000
-----------------------------------------------------------------------------------------------
   Numerator:
          Net income (loss)                                            ($   155)      $  1,230
                                                                       --------       --------
          Numerator for basic earnings (loss) per share - income
                 (loss) available to common stockholders               ($   155)      $  1,230
                                                                       --------       --------

    Denominator:
          Denominator for basic earnings  (loss) per share -
                Weighted average shares outstanding                      12,943         12,943
          Effect of dilutive securities:
                Stock option plans                                            -            113
                                                                       --------       --------
          Denominator for diluted earnings (loss) per share -
                adjusted weighted average shares and assumed
                conversions                                              12,943         13,056
                                                                       ========       ========

Basic earnings (loss) per share                                        ($  0.01)      $   0.10
                                                                       ========       ========
Diluted earnings (loss) per share                                      ($  0.01)      $   0.09
                                                                       ========       ========


For the four months ended April 30, 2001, net loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the four months ended April 30, 2001 was 12,943,000.

For the four months ended April 30, 2000, net income per share is computed using the weighted average number of common shares outstanding during the period including stock options if their effect would be dilutive. The weighted average number of shares outstanding for the four months ended April 30, 2000 including potentially dilutive securities was 13,056,000.


4.      RELATED PARTY NOTE RECEIVABLE

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term loan to Berjaya Lottery Management (H.K.) Ltd., the Company's majority shareholder, at an interest rate of 9% per annum. The note is due on August 13, 2001.

5.      COMPREHENSIVE INCOME (LOSS)

The company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." The components of comprehensive income/(loss) are as follows (in thousands):

                                                  Four Months
                                                    Ended
                                                  April 30,
                                             ---------------------
                                               2001         2000
                                             -------       -------
Net income/(loss)                            $  (155)      $ 1,230
Foreign currency translation adjustment          (23)          (32)
                                             -------       -------
Comprehensive income/(loss)                  $  (178)      $ 1,198
                                             -------       -------

6.      SIGNIFICANT CONTRACTS

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. The Company completed delivery of the system and terminals and lottery operations began in the first quarter of 2000. Revenues of $10.5 million were recognized on this contract for the four month period ending April 30, 2000. During the year ended December 31, 2000, the company recorded revenues of $14.5 million on these contracts. The Company's sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in the third quarter. None of the terminals received in the settlement and included in inventory have been sold as of April 30, 2001.

In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer's payments for the terminals to be delivered over the next two years. The note receivable bears interest at an annual rate of 10% and matures on October 30, 2004. Principal and interest payments are due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract is recognized in accordance with the percentage-of-completion method. During the four months ended April 30, 2001, the Company recognized revenues of $122,000 on this contract. Accounts receivable as of April 30, 2001 on this contract was $500,000. As of June 13, 2001, $190,000 of this balance has been collected.

In November 2000, the Company and Sports Toto Malaysia (STM), a subsidiary of Berjaya Group Berhad (Berjaya), executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the third quarter of calendar year 2001. Revenues of $3.0 million were recognized on this contract in the four month period ended April 30, 2001 and there were no outstanding balances due on this contract.

Also in November of 2000, the Company executed an agreement with a customer to supply extensive software and terminal hardware in a development contract for $1.6 million. Revenue in the four month period ended April 30, 2001 was $377,000.

7.      LITIGATION

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

8.      SUBSEQUENT EVENTS

In May 2001, an order for additional DMF terminals with an existing customer was received for $0.8 million. Delivery is expected in September 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company's products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

SUMMARY OF SIGNIFICANT DEVELOPMENTS

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with GTL to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. The Company completed delivery of the system and terminals and lottery operations began in the first quarter of 2000. Revenues of $10.5 million were recognized on this contract for the four month period ending April 30, 2000. During the year ended December 31, 2000, the company recorded revenues of $14.5 million on these contracts. The Company's sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in the third quarter. None of the terminals received in the settlement and included in inventory have been sold as of April 30, 2001.

In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer's payments for the terminals to be delivered over the next two years. The note receivable bears interest at an annual rate of 10% and matures on October 30, 2004. Principal and interest payments are due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract is recognized in accordance with the percentage-of-completion method. During the four months ended April 30, 2001, the Company recognized revenues of $122,000 on this contract. Accounts receivable as of April 30, 2001 on this contract was $500,000. As of June 13, 2001, $190,000 of this balance has been collected.

In November 2000, the Company and Sports Toto Malaysia (STM), a subsidiary of Berjaya Group Berhad (Berjaya), executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the third quarter of calendar year 2001. Revenues of $3 million were recognized on this contract in the four month period ended April 30, 2001 and there were no outstanding balances due on this contract.

Also in November of 2000, the Company executed an agreement with a customer to supply extensive software and terminal hardware in a development contract for $1.6 million. Revenue in the four month period ended April 30, 2001 was $377,000.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term loan to Berjaya Lottery Management (H.K.) Ltd., the Company's majority shareholder, at an interest rate of 9% per annum. The note is due on August 13, 2001.

In May 2001, an order for additional DMF terminals with an existing customer was received for $0.8 million. Delivery is expected in September 2001.

RESULTS OF OPERATIONS

Product sales in the four month period ending April 30, 2001 were $4.2 million, $7.3 million less than the same period in 2000. Substantially all of the prior period revenue was from the sale of the on-line lottery system to GTL that was completed in March 2000. In the four months ended April 30, 2001, revenue was recognized from four contracts with a significant portion derived from the sale of an on-line system and related services to STM, a subsidiary of Berjaya.

Service revenues in 2001 decreased $442,000 to $34,000 compared to $476,000 for the four month period in 2000. This decrease resulted from revenues generated through the Company's UK subsidiary for facilities management to GTL that were discontinued in October 2000. The service revenue in 2001 is for software service agreements.

Gross profit on product sales for the four month period in 2001 was $934,000 or 22% of revenue compared with a gross profit on product sales of $3.0 million or 26% in 2000. Contracts in the current period provided a gross profit percentage 2% lower than the contracts from the same period in 2000. The gross profit percentage on service revenues for the four month period ending April 30, 2001 was 15% compared to a gross profit percentage of 2% for the same period in 2000. Costs related to the first month of operations on the facilities management agreement from the UK subsidiary to GTL impacted the gross profit percentage in the prior period. GTL closed the operation in October 2000.

Engineering, research and development expenses for the 2001 four month period were $131,000 compared to $291,000 for the 2000 four month period. Most of our resources are currently being used to meet current contract deadlines. Increased research and development spending is expected in the future as specific new projects are underway. Selling, general and administrative expenses for the four month period ending April 30, 2001 decreased approximately $0.8 million compared to 2000 expenses of $1.8 million. The decrease in SG&A expenses is attributable to the shutdown of the UK operation established to serve the GTL contract.

Other income (expense), net decreased $321,000 for the 2001 four month period to $93,000 compared to $414,000 for the 2000 period. In 2000, $250,000 of other income was earned for the buyout of an employment contract along with $60,000 for a royalty from use of certain technology.

The provision for income taxes is based on minimum tax requirements. A larger provision has not been recorded in either period because the Company has sufficient available net operating loss carry forwards to offset any tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

During the four month period ended April 30, 2001, current assets decreased by $1.4 million compared to December 31, 2000. Cash and cash equivalents decreased by $3.2 million in the four month period, which included the Company funding a short term loan to Berjaya Lottery Management (H.K.) Ltd., a subsidiary of Berjaya of $1.5 million in February 2001. At December 31, 2000, the Company had $0.2 million in a certificate of deposit that was required for a bid earlier in the year. The certificate of deposit matured in January 2001.

In November 2000, the Company signed a $2.0 million contract to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer's payments for the terminals to be delivered over the next two years. The note receivable bears interest at an annual rate of 10% and matures on October 30, 2004. Principal and interest payments are due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term loan to Berjaya Lottery Management (H.K.) Ltd., a subsidiary of Berjaya and the Company's majority shareholder, at an interest rate of 9% per annum. The note is due on August 13, 2001.

Sources of cash over the next 12 months are expected to come from current contracts, spares revenue estimated from historical sales and repayment of the $1.5 million short-term loan to Berjaya. Uses of cash will be for normal operating expenses and costs associated with contract execution.


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



Date: June 14, 2001