Form 10QSB
period 2001-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2001-09-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to

Commission File Number:   0-10294

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

(Exact Name of Company as specified in its charter)

California (State or other jurisdiction of Incorporation or Organization)	95-3276269 (I.R.S. Employer Identification No.)

2131 Faraday Avenue, Carlsbad, California 92008-7297
(Address of Principal Executive Offices)
(Zip Code)

(760) 931-4000
(Company’s Telephone Number, Including Area Code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [   ]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of September 12, 2001, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Index

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (Unaudited)	3

	Consolidated Statements of Operations (Unaudited)	4

	Consolidated Statements of Cash Flows (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

	Signatures	16

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

July 31,
(Amounts in thousands, except share amounts)	2001

ASSETS

Current assets:

Cash and cash equivalents	$4,028

Accounts receivable, net of allowance for doubtful accounts of $241	416

Costs and estimated earnings in excess of billings on uncompleted contracts	347

Inventories, net	2,407

Related party note receivable	1,500

Other notes receivable	187

Other current assets	305

Total current assets	9,190

Equipment, furniture and fixtures, net	410

Notes receivable, net of current portion	296

$9,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$753

Billings in excess of costs and estimated earnings on uncompleted contracts	1,270

Accrued payroll and related taxes	462

Deferred revenue	209

Other current liabilities	1,093

Total current liabilities	3,787

Related party liability	392

Deferred revenue, net of current position	296

Other long-term liabilities	98

4,573

Shareholders’ equity:

Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350

Accumulated deficit	(50,852)

Cumulative other comprehensive income/(loss)	(175)

Total shareholders’ equity	5,323

$9,896

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended
(Amounts in thousands, except per share amounts)	July 31,

	2001	2000

Revenues:

Sales of products	$4,147	$5,915

Services	58	1,069

	4,205	6,984

Cost of revenues:

Cost of sales of products	3,352	4,435

Cost of services	6	695

	3,358	5,130

Gross profit	847	1,854

Engineering, research and development	109	62

Selling, general and administrative	1,264	1,114

Income/(loss) from operations	(526)	678

Other income and (expense), net	40	43

Income/(loss) before provision for income taxes	(486)	721

Provision (benefit) for income taxes	—	(1)

Net income/(loss)	($486)	$722

Net income/(loss) per share:

Basic	($0.04)	$0.06

Diluted	($0.04)	$0.06

Number of shares used in computation of net income / (loss) per share

Basic	12,943	12,943

Diluted	12,943	13,005

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Amounts in thousands)	July 31,

	2001	2000

Operating activities:

Net income / (loss)	($486)	$722

Adjustments to reconcile net income / (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	35	57

Loss on disposal of equipment	—	8

Changes in assets and liabilities:

Accounts receivable	617	(659)

Costs and estimated earnings in excess of billings on uncompleted contracts	424	(1,465)

Inventories	(326)	89

Other notes receivable	(46)	—

Accounts payable	(494)	(96)

Billings in excess of costs and estimated earnings on uncompleted contracts	835	—

Accrued payroll and related taxes	62	(70)

Other assets	103	525

Other liabilities	65	(429)

Net cash provided by (used for) operating activities	789	(1,318)

Investing activities:

Additions to equipment	(39)	(43)

Net cash used for investing activities	(39)	(43)

Effect of exchange rate changes on cash	(1)	28

Increase (decrease) in cash and cash equivalents	749	(1,333)

Cash and cash equivalents at beginning of period	3,279	5,217

Cash and cash equivalents at end of period	$4,028	$3,884

Supplemental cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$3	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
($ in thousands)

1.	Basis of Presentation

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements incorporated by reference in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In March 2001, the audit committee, at the direction of the Board of Directors, approved the Company’s decision to change its fiscal year end from December 31 to April 30, effective March 20, 2001. The transition period from January 1, 2001 to April 30, 2001 was reported on Form 10-QSB.

This Form 10-QSB reflects the first quarter results of fiscal year 2002. The prior year interim period results reported within this Form 10-QSB have been recasted from prior year annual results to provide a comparable basis for the first quarter of fiscal year 2002.

The Company’s consolidated financial statements were prepared on a continuing operations basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

     PRINCIPLES OF CONSOLIDATION — The accompanying consolidating financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated.

     REVENUE RECOGNITION — The Company recognizes revenue on the basis of shipment of products, performance of services, and on the percentage-of-completion method of accounting for long term contracts, or on the completed contract method of accounting for long term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Revenues relating to the sale of certain assets, when the ultimate total collection is not reasonably assured, are being recorded under the cost recovery method.

     USE OF ESTIMATES — The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     DEPRECIATION — Depreciation of equipment, furniture and fixtures is provided principally using the straight-line method over estimated useful lives of three — seven years.

     INVENTORY — Inventory is composed of raw materials, work in process and finished goods which are stated at the lower of cost or market. See footnote 6.

     WARRANTY RESERVES — Estimated expenses for warranty obligations are accrued as income is recognized on related contracts. The reserves are adjusted periodically to reflect actual experience.

     FOREIGN CURRENCY — The Company has contracts with certain customers that are denominated in foreign currencies, and related transaction gains and losses are recognized as a component of current operations. The consolidated accounts of the Company’s Australian subsidiary and UK subsidiary have been translated from their functional currency, the Australian dollar and pound sterling, respectively. The effect of the exchange rate fluctuations between the U.S. dollar, the Australian dollar and the pound sterling are recorded as a component of comprehensive income.

     PER SHARE INFORMATION — Basic net income (loss) per share is based on the weighted average number of shares outstanding during the three months ended July 31, 2001 and 2000. In 2001, diluted net loss per share excludes the effect of stock options as the effect would have been anti-dilutive. In 2000, diluted net income per share includes stock options if their effect would be dilutive.

     RESEARCH AND DEVELOPMENT — Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing significant improvements.

     CONCENTRATION — Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts are primarily related to contracts with a few major customers. These amounts are payable in accordance with the terms of individual contracts and generally collateral is not required. Estimated credit losses are provided for in the financial statements. The Company conducts business in the Asia/Pacific region. Certain Asian countries have experienced severe economic turmoil represented by depressed business conditions and volatility in local currencies. Any significant further decline in these economies and in the value of their currencies could have a material adverse effect on the Company.

     CASH AND CASH EQUIVALENTS — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     RECENT ACCOUNTING PRONOUNCEMENTS — In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). This statement addresses financial accounting and reporting for business combinations, and supersedes APB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

     In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.

     142”). This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets, and supersedes APB Opinion No. 17, “Intangible Assets” SFAS No. 142 address how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. This statement is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

3.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended July 31, 2001 and 2000 (in thousands, except per share amounts):

	2001	2000

Numerator:

Net income (loss)	($486)	$722

Numerator for basic earnings (loss) per share — income (loss) available to common stockholders	($486)	$722

Denominator:

Denominator for basic earnings (loss) per share — Weighted average shares outstanding	12,943	12,943

Effect of dilutive securities:

Stock option plans	—	62

Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	12,943	13,005

Basic earnings (loss) per share	($0.04)	$0.06

Diluted earnings (loss) per share	($0.04)	$0.06

For the three months ended July 31, 2001, basic and diluted loss per share are computed using the weighted average number of common shares outstanding during the period as all other potentially dilutive securities would have been anti-dilutive. The weighted average number of shares outstanding for the three months ended July 31, 2001 was 12,943,000.

For the three months ended July 31, 2000, diluted earnings per share is computed using the weighted average number of common shares outstanding during the period including stock options if their effect would be dilutive. The weighted average number of shares outstanding for the three months ended July 31, 2000 including potentially dilutive securities was 13,005,000.

4.	Related Party Note Receivable

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd., the Company’s majority shareholder, at an interest rate of 9% per annum. The note was due on August 13, 2001. See note 8, subsequent events.

5.	Comprehensive Income (Loss)

The company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income / (loss) are as follows (in thousands):

	Three Months
	Ended
	July 31,

	2001	2000

Net income/ (loss)	$(486)	$722

Foreign currency translation adjustment	(1)	28

Comprehensive income / (loss)	$(487)	$750

6.	Significant Contracts

In August 1999, the Company was awarded a contract from a long time customer for DATAMARK Flipper terminals and related parts at a value of $4.3 million. In June and July of 2000, a substantial number of terminals had been delivered and the Company recognized revenue for the three month period ending July 2000 of $3.5 million.

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. Revenues of $1.8 million were recognized on this contract for the three month period ending July 31, 2000. During the year ended December 31, 2000, the company recorded revenues of $14.5 million on these contracts. The Company’s sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in the third quarter. None of the terminals received in the settlement and included in inventory have been sold as of July 31, 2001.

In November 2000, the Company signed a $2.0 million contract with Montreal Informatica to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable bears interest at an annual rate of 10% and matures on October 30, 2004. Principal and interest payments are due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract is recognized in accordance with the percentage-of-completion method. During the three months ended July 31, 2001, the Company recognized revenues of $19,000 on this contract. Accounts receivable as of July 31, 2001 on this contract was $340,000. See note 8, subsequent events.

In November 2000, the Company and Sports Toto Malaysia (STM), a subsidiary of Berjaya Group Berhad (Berjaya), executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the second quarter of fiscal year 2002. Revenues of $3.1 million were recognized on this contract in the three month period ending July 31, 2001. Accounts Receivable as of July 31, 2001 on this contract was $98,000.

Also in November of 2000, the Company executed an agreement for the Company to supply extensive software and terminal hardware in a development contract for $1.8 million. Recognized revenue in the three month period ending July 31, 2001 was $497,000.

In May 2001, an order for additional DMF terminals was received from an existing customer for $0.8 million. Delivery is expected in September 2001.

7.	Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.	Subsequent Events

In August 2001, the Company was notified by Montreal Informatica that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue had been recognized since the inception of the contract through July 31, 2001. The contract will be terminated and the Company is currently in settlement negotiations. The Company has fully reserved any outstanding receivables deemed to be uncollectable as of July 31, 2001. As of July 31, 2001, the Company has the following balances associated with this contract: Accounts receivable $340,000; Costs and estimated earnings in excess of billings on uncompleted contracts $134,000; Notes receivable $483,000 and Deferred revenue of $417,000. Depending on settlement terms, these amounts may be impacted. A payment was received in September 2001 in accordance with the settlement negotiations.

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $15.0 million. All terminals are scheduled for delivery within 24 months.

In August 2001, the Affiliations Committee approved the extension of the $1.5 million short—term note receivable from Berjaya Lottery Management (H.K.) Ltd., the Company’s majority shareholder, to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (including shares of the Company’s common stock) equal in value to twice the amount of the note on the date of extension to be placed in escrow. The extension is pending the completion of the transfer of collateral into escrow which is currently underway.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company’s products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

Summary of Significant Developments

In August 1999, the Company was awarded a contract from a long time customer for DATAMARK Flipper terminals and related parts at a value of $4.3 million. In June and July of 2000, a substantial number of terminals had been delivered and the Company recognized revenue for the three month period ending July 2000 of $3.5 million.

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. Revenues of $1.8 million were recognized on this contract for the three month period ending July 31, 2000. During the year ended December 31, 2000, the company recorded revenues of $14.5 million on these contracts. The Company’s sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in the third quarter. None of the terminals received in the settlement and included in inventory have been sold as of July 31, 2001.

In November 2000, the Company signed a $2.0 million contract with Montreal Informatica to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable bears interest at an annual rate of 10% and matures on October 30, 2004. Principal and interest payments are due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract is recognized in accordance with the percentage-of-completion method. During the three months ended July 31, 2001, the Company recognized revenues of $19,000 on this contract. Accounts receivable as of July 31, 2001 on this contract was $340,000. In August 2001, the Company was notified by Montreal Informatica that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue been recognized since the inception of the contract. The contract will be terminated and the Company is currently in settlement negotiations and has fully reserved any outstanding receivables deemed to be uncollectable as of July 31, 2001. As of July 31, 2001, the Company has the following balances associated with this contract: Accounts receivable $340,000; Costs and estimated earnings in excess of billings on uncompleted contracts $134,000; Notes receivable $483,000 and Deferred revenue of $417,000. Depending on settlement terms, these amounts may be impacted.

In November 2000, the Company and Sports Toto Malaysia (STM), a subsidiary of Berjaya Group Berhad (Berjaya), executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the second quarter of fiscal year 2002. Revenues of $3.1 million were recognized on this contract in the three month period ending July 31, 2001. Accounts receivable as of July 31, 2001 on this contract was $98,000.

Also in November of 2000, the Company executed an agreement for the Company to supply extensive software and terminal hardware in a development contract for $1.8 million. Recognized revenue in the three month period ending July 31, 2001 was $497,000.

In May 2001, an order for additional DMF terminals was received from an existing customer for $0.8 million. Delivery is expected in September 2001.

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $15.0 million. All terminals are scheduled for delivery within 24 months.

Results of Operations

Product sales in the three month period ending July 31, 2001 were $4.1 million, $1.8 million less than the same period in 2000. The prior period included revenue primarily from two contracts that were not included in 2001. In the three months ended July 31, 2001, revenue was recognized from different contracts with $3.1 million derived from the sale of an on-line system and related services to STM, a subsidiary of Berjaya.

Service revenues decreased from $1,069,000 for the three months ended July 31, 2000 to $59,000 for the comparable three month period in 2001. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to GTL that were discontinued in October 2000. The service revenue in 2001 is for software service agreements, including $30,000 for Montreal Informatica. See note 8, subsequent events.

Gross profit on product sales for the three month period ending July 31, 2001 was $795,000 or 19% of revenue compared with a gross profit on product sales of $1.5 million or 25% for the same period in 2000. The gross profit percentage on service revenues for the three month period ending July 31, 2001 was 90% compared to a gross profit percentage of 35% for the same period in 2000. Service revenue and costs in 2000 related to the operations on the facilities management agreement from the UK subsidiary to GTL which delivered a lower gross profit percentage than the current software support agreements. GTL closed the lottery operation in October 2000 and canceled its contract with the Company, which significantly decreased service revenue dollars.

Engineering, research and development expenses for the three month period ending July 31, 2001 were $109,000 compared to $62,000 for the comparable three month period in 2000. Selling, general and administrative expenses for the three month period ending July 31, 2001 increased less than $0.2 million compared to 2000 expenses of $1.1 million. Increases in SG&A were primarily due to bonus payouts and bad debt expense.

Other income (expense), net was $40,000 for the 2001 three month period compared to $43,000 for the 2000 period. In both periods, other income (expense) consists primarily of interest income.

The provision for income taxes is based on minimum tax requirements. A provision has not been recorded in either period because the Company has sufficient available net operating loss carry forwards to offset any tax liabilities.

Liquidity and Capital Resources

During the three month period ended July 31, 2001, cash and cash equivalents increased $0.7 million. Substantial completion on a major contract with a reduction in costs and estimated earnings in excess of billings constituted the largest source of cash followed by a reduction in the accounts receivable balance. Major uses of cash included the building of inventory for a contract, payments of accounts payable and the current period operating loss.

The accounts receivable balance of $416,000 includes $340,000 for a customer in which settlement negotiations are under way. Additionally, a reserve for uncollectable debt exists in the amount of $241,000. Management does not believe the total past due amount is uncollectable.

In November 2000, the Company signed a $2.0 million contract to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable bears interest at an annual rate of 10% and matures on October 30, 2004. Principal and interest payments are due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Amounts past due on the note total approximately $94,000. This contract was canceled in August 2001 and the company is negotiating a settlement. Assets and liabilities recorded as of July 31, 2001 may be impacted by the settlement.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term loan to the Company’s majority shareholder, at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the short—term note to Berjaya Lottery Management (H.K.) Ltd., the Company’s majority shareholder, to February 14, 2002. As prescribed under the note agreement, the extension requires the pledge of a security (including shares of the Company’s common stock) equal in value to twice the amount of the note on the date of extension to be placed in escrow. The extension is pending the completion of the transfer of collateral into escrow which is currently under way.

Management anticipates that it will be successful in obtaining sufficient product or service contracts to enable the company to continue normal operations through the next 12 months. Sources of cash over the next 12 months are expected to come from current contracts, spares revenue estimated from historical sales and repayment of the $1.5 million loan to Berjaya. Uses of cash will be for normal operating expenses and costs associated with contract execution.

Foreign Exchange Fluctuation

The Company’s reporting currency is the U.S. dollar. Historically, a majority of the Company’s sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been effected principally by the Company’s international subsidiaries. Changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Company, and such effect may be material in any individual reporting period. The company does not engage in any hedging activities. As the contracts are predominantly denominated in the functional currency of the subsidiary performing under the contract, the Company has historically incurred immaterial amounts of transaction gains or losses.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

/s/ M. Mark Michalko

M.     Mark Michalko
President and Acting
Chief Financial Officer

Date: September 14, 2001