Form 10QSB
period 2001-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2001-12-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number:        0-10294

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
(Exact Name of Company as specified in its charter)

California	95-3276269
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of December 14, 2001, 12,943,000 shares of common stock were outstanding.

Index

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (Unaudited)	3

	Consolidated Statements of Operations (Unaudited)	4

	Consolidated Statements of Cash Flows (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	18

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

October 31,
(Amounts in thousands, except share amounts)	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,847
Accounts receivable, net of allowance for doubtful accounts of $43	3,283
Costs and estimated earnings in excess of billings on uncompleted contracts	806
Inventories, net	197
Related party note receivable	1,500
Other current assets	187

Total current assets	9,820
Equipment, furniture and fixtures, net	427

$10,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483
Billings in excess of costs and estimated earnings on uncompleted contracts	1,053
Accrued payroll and related taxes	462
Other current liabilities	1,091

Total current liabilities	3,089
Related party liability	460
Other long-term liabilities	98

3,647

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(49,573)
Cumulative other comprehensive income / (loss)	(177)

Total shareholders’ equity	6,600

$10,247

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share amounts)	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

Revenues:
Sales of products	$6,342	$1,069	$10,489	$6,985
Services	25	884	84	1,952

	6,367	1,953	10,573	8,937

Cost of revenues:
Cost of sales of products	3,688	420	7,039	4,855
Cost of services	5	342	12	1,037

	3,693	762	7,051	5,892

Gross profit	2,674	1,191	3,522	3,045
Engineering, research and development	513	444	622	505
Selling, general and administrative	913	2,547	2,177	3,661

Income / (loss) from operations	1,248	(1,800)	723	(1,121)
Other income and (expense), net	34	50	74	92

Income / (loss) before provision (benefit) for income taxes	1,282	(1,750)	797	(1,029)
Provision (benefit) for income taxes	2	—	3	(1)

Net income / (loss)	$1,280	$(1,750)	$794	$(1,028)

Net income / (loss) per share:
Basic	$0.10	$(0.14)	$0.06	$(0.08)

Diluted	$0.10	$(0.14)	$0.06	$(0.08)

Number of shares used in computation of net income /(loss) per share
Basic	12,943	12,943	12,943	12,943

Diluted	12,943	12,943	12,948	12,943

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)	Six Months Ended
	October 31,

	2001	2000

Operating activities:
Net income / (loss)	$794	$(1,028)
Adjustments to reconcile net income / (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	71	190
Loss on disposal of equipment	1	10
Changes in assets and liabilities:
Accounts receivable	(2,110)	3,623
Costs and estimated earnings in excess of billings on uncompleted contracts	(35)	(1,035)
Inventories	1,884	(280)
Accounts payable	(764)	(1,437)
Billings in excess of costs and estimated earnings on uncompleted contacts	617	—
Accrued payroll and related taxes	62	(90)
Other assets	222	398
Other liabilities	(78)	(479)

Net cash provided by (used for) operating activities	664	(128)

Investing activities:
Additions to equipment	(93)	(128)

Net cash used for investing activities	(93)	(128)

Effect of exchange rate changes on cash	(3)	(5)

Increase (decrease) in cash and cash equivalents	568	(261)
Cash and cash equivalents at beginning of period	3,279	5,217

Cash and cash equivalents at end of period	$3,847	$4,956

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$17	$69

Supplemental disclosure of noncash items: Notes Receivable and Deferred Revenue were offset by an entry of $327 in relation to a settlement agreement with a customer.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands)

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

This Form 10-QSB reflects the second quarter results of fiscal year 2002.

In March 2001, the audit committee, at the direction of the Board of Directors, approved the Company’s decision to change its fiscal year end from December 31 to April 30, effective March 20, 2001. The transition period from January 1, 2001 to April 30, 2001 was reported on Form 10-QSB. The prior year interim period results reported within this Form 10-QSB have been recasted from prior year annual results to provide a comparable basis for the second quarter of fiscal year 2002.

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

     DEPRECIATION — Depreciation of equipment, furniture and fixtures is provided principally using the straight-line method over estimated useful lives of three-seven years.

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

     PER SHARE INFORMATION — Basic net income (loss) per share is based on the weighted average number of shares outstanding during the three and six months ended October 31, 2001 and 2000. In 2001, diluted net income per share includes stock options if their effect would be dilutive. In 2000, diluted net loss per share excludes the effect of stock options as the effect would have been anti-dilutive.

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

     RECENT ACCOUNTING PRONOUNCEMENTS — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). This statement addresses financial accounting and reporting for business combinations, and supersedes AFB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, FASB issued SFAS no. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets, and supersedes APB Opinion No. 17, “Intangible Assets” SFAS No. 142 address how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. This statement is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Management does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

3.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended October 31, 2001 and 2000 (in thousands, except per share amounts):

	2001	2000

Numerator:
Net income (loss)	$1,280	$(1,750)

Numerator for basic earnings (loss) per share — income (loss) available to common stockholders	$1,280	$(1,750)

Denominator:
Denominator for basic earnings (loss) per share — Weighted average shares outstanding	12,943	12,943
Effect of dilutive securities:
Stock option plans	—	—

	2001	2000

Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	12,943	12,943

Basic earnings (loss) per share	$0.10	$(0.14)

Diluted earnings (loss) per share	$0.10	$(0.14)

For the three months ended October 31, 2001, diluted earnings per share is computed using the weighted average number of common shares outstanding during the period including stock options if their effect would be dilutive. The weighted average number of shares outstanding for the three months ended October 31, 2001 including potentially dilutive securities was 12,943,000.

For the three months ended October 31, 2000, basic and diluted loss per share are computed using the weighted average number of common shares outstanding during the period as all other potentially dilutive securities would have been anti-dilutive. The weighted average number of shares outstanding for the three months ended October 31, 2000 was 12,943,000.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended October 31, 2001 and 2000 (in thousands, except per share amounts):

	2001	2000

Numerator:
Net income (loss)	$794	$(1,028)

Numerator for basic earnings (loss) per share — income (loss) available to common stockholders	$794	$(1,028)

Denominator:
Denominator for basic earnings (loss) per share — Weighted average shares outstanding	12,943	12,943
Effect of dilutive securities:
Stock option plans	5	—

Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	12,948	12,943

Basic earnings (loss) per share	$0.06	$(0.08)

Diluted earnings (loss) per share	$0.06	$(0.08)

For the six months ended October 31, 2001, diluted earnings per share is computed using the weighted average number of common shares outstanding during the period including stock options if their effect would be dilutive. The weighted average number of shares outstanding for the six months ended October 31, 2001 including potentially dilutive securities was 12,948,000.

For the six months ended October 31, 2000, basic and diluted loss per share are computed using the weighted average number of common shares outstanding during the period as all other potentially dilutive securities would have been anti-dilutive. The weighted average number of shares outstanding for the six months ended October 31, 2000 was 12,943,000.

4.	Related Party Note Receivable

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd., (BLM) the Company’s majority shareholder, at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million short—term note receivable from BLM, the Company’s majority shareholder, to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (including shares of the Company’s common stock) equal in value to twice the amount of the note on the date of extension to be placed in escrow. The escrow agreement, the amendment to promissory note, the corporate guarantee and the security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $1.8 million as of October 31, 2001.

5.	Comprehensive Income (Loss)

The company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income / (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2001	2000	2001	2000

Net income / (loss)	$1,280	$(1,750)	$794	$(1,028)
Foreign currency translation adjustment	(2)	(34)	(3)	(5)

Comprehensive income / (loss)	$1,278	$(1,784)	$791	$(1,033)

6.	Significant Contracts

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $16.6 million. The lottery terminals will consist of new and refurbished units as well as kits for partial manufacturing. All terminals and kits are scheduled for delivery within 24 months. The refurbished terminals were purchased used from an outside party to be refurbished and sold by the Company. Recognized revenue in the three and six months ending October 31, 2001 was $3.9 million. As of October 31, 2001 Accounts receivable was $2.8 million and Costs and estimated earnings in excess of billings on uncompleted contracts was $0.4 million.

In May 2001, an order for additional DMF terminals was received from an existing customer for $0.8 million. Recognized revenue in the three month period and six month period ending October 31, 2001 was $0.8 million. No revenue was recognized in the prior quarter. Accounts Receivable as of October 31, 2001 was $0.1 million.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and subsidiary of Berjaya Sports Toto Berhad, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the third quarter of fiscal year 2002. Revenues of $0.5 million and $3.6 million were recognized on this contract in the three month period and six month period ending October 31, 2001, respectively. There was no outstanding Accounts Receivable as of October 31, 2001 on this contract.

In November of 2000, the Company executed an agreement for the Company to supply extensive software and terminal hardware to a customer for $1.8 million. Recognized revenue in the three month period and six month period ending October 31, 2001 was $0.6 million and $1.1 million, respectively. There was $0.3 million outstanding Accounts Receivable as of October 31, 2001 on this contract.

In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable had an annual interest rate of 10% and matured on October 30, 2004. Principal and interest payments were due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract was recognized in accordance with the percentage-of-completion method. In August 2001, the Company was notified by a customer that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue had been recognized since the inception of the contract through July 31, 2001. The contract was terminated and the Company reached a settlement with the customer. All payments were received in accordance with the settlement negotiations during the three months ended October 31, 2001. In connection with the settlement, adjustments were made to Accounts receivable, Costs and estimated earnings in excess of billings on uncompleted contracts, Notes receivable and Deferred revenue. There was no outstanding balance associated with this contract as of October 31, 2001. Bad Debt Expense associated with the contract was $0.2 million which was expensed in the quarter ended July 31, 2001.

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. Revenues of $1.8 million were recognized on this contract for the six months ending October 31, 2000. There were no revenues for the three months ending October 31, 2000. During the year ended December 31, 2000, the Company recorded revenues of $14.5 million on these contracts. The Company’s sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in the third quarter.

In August 1999, the Company was awarded a contract from a long time customer for DATAMARK Flipper terminals and related parts at a value of $4.3 million. In June and July of 2000, a substantial number of terminals had been delivered and the Company recognized revenue for the three month and six month period ended October 31, 2000 of $0.6 million and $4.1 million, respectively, related to that contract.

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

In November 2001, a purchase order was received to supply Philippine Gaming Management Corporation (PGMC), a related party, and BLM subsidiary, with terminals to be delivered in March of 2002. The contract is valued at $0.5 million. Over 78% of the revenue that will be generated will be paid directly to BLM and used to reduce BLM inventory held by the Company. The BLM inventory was the result of an agreement with BLM in 1996 to purchase specific inventory to satisfy certain future potential orders in a timely manner. Title to the inventory resides with BLM and no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf.

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

Summary of Significant Developments

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $16.6 million. The lottery terminals will consist of new and refurbished units as well as kits for partial manufacturing. All terminals and kits are scheduled for delivery within 24 months. The refurbished terminals were purchased used from an outside party to be refurbished and sold by the Company. Recognized revenue in the three and six months ending October 31, 2001 was $3.9 million. As of October 31, 2001 Accounts receivable was $2.8 million and Costs and estimated earnings in excess of billings on uncompleted contracts was $0.4 million.

In May 2001, an order for additional DMF terminals was received from an existing customer for $0.8 million. Recognized revenue in the three month period and six month period ending October 31, 2001 was $0.8 million. No revenue was recognized in the prior quarter. Accounts Receivable as of October 31, 2001 was $0.1 million.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and subsidiary of Berjaya Sports Toto Berhad, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to be operational in the third quarter of fiscal year 2002. Revenues of $0.5 million and $3.6 million were recognized on this contract in the three month period and six month period ending October 31, 2001, respectively. There was no outstanding Accounts Receivable as of October 31, 2001 on this contract.

In November of 2000, the Company executed an agreement for the Company to supply extensive software and terminal hardware to a customer for $1.8 million. Recognized revenue in the three month period and six month period ending October 31, 2001 was $0.6 million and $1.1 million, respectively. There was $0.3 million outstanding Accounts Receivable as of October 31, 2001 on this contract.

In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable had an annual interest rate of 10% and matured on October 30, 2004. Principal and interest payments were due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract was recognized in accordance with the percentage-of-completion method. In August 2001, the Company was notified by a customer that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue had been recognized since the inception of the contract through July 31, 2001. The contract was terminated and the Company reached a settlement with the customer. All payments were received in accordance with the settlement negotiations during the three months ended October 31, 2001. In connection with the settlement, adjustments were made to Accounts receivable, Costs and estimated earnings in excess of billings on uncompleted contracts, Notes receivable and Deferred revenue. There was no outstanding balance associated with this contract as of October 31, 2001. Bad Debt Expense associated with the contract was $0.2 million which was expensed in the quarter ended July 31, 2001.

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. Revenues of $1.8 million were recognized on this contract for the six months ending October 31, 2000. There were no revenues for the three months ending October 31, 2000. During the year ended December 31, 2000, the Company recorded revenues of $14.5 million on these contracts. The Company’s sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in the third quarter.

In August 1999, the Company was awarded a contract from a long time customer for DATAMARK Flipper terminals and related parts at a value of $4.3 million. In June and July of 2000, a substantial number of terminals had been delivered and the Company recognized revenue for the three month and six month period ended October 31, 2000 of $0.6 million and $4.1 million, respectively, related to that contract.

Results of Operations

Second Quarter

Product sales in the three month period ending October 31, 2001 were $6.3 million compared to $1.1 million for the same period in 2000. In the three months ended October 31, 2001, contract revenue of $5.9 million was recognized from four different customers, including $3.9 million from one $16.6 million contract. The prior period included $0.7 million in contract revenue primarily from one customer. Sales from terminal spares for the three months ended October 31, 2001 was $0.5 million from 7 customers compared to $0.4 million from 11 customers for the three months ended October 31, 2000.

Service revenues decreased from $884,000 for the three months ended October 31, 2000 to $25,000 for the comparable three month period in 2001. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to GTL that were discontinued in October 2000.

Gross profit on product sales for the three month period ending October 31, 2001 was $2.7 million compared with a gross profit on product sales of $0.6 million for the same period in 2000. The improvement was due to a better mix of larger contracts in the current period. Gross profit on service revenues for the three month period ending October 31, 2001 was $19,000 compared to a gross profit of $542,000 for the same period in 2000. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to GTL that were discontinued in October 2000.

Engineering, research and development expenses for the three month period ending October 31, 2001 were $513,000 compared to $444,000 for the comparable three month period in 2000. Selling, general and administrative expenses for the three month period ending October 31, 2001 decreased $1.6 million compared to 2000 expenses of $2.5 million. The prior period included estimated bad debt expense of $1.7 million related to the GTL contract which was reversed in a subsequent period.

Other income (expense), net was $34,000 for the 2001 three month period compared to $50,000 for the 2000 period. In both periods, other income (expense) consists primarily of interest income. The reduction relates to decreases in the interest rate.

The provision for income taxes is based on minimum tax requirements. A minimal provision has been recorded in the three month period ending October 31, 2001.

Year to Date

Product sales in the six month period ending October 31, 2001 were $10.5 million compared to $7.0 million for the same period in 2000. In the six months ended October 31, 2001, contract revenue of $9.5 million was recognized from six different customers. The prior period included $6.0 million in contract revenue primarily from two customers. Sales from terminal spares was $1.0 million for both the six months ended October 31, 2001 and the six months ended October 31, 2000.

Service revenues decreased from $2.0 million for the six months ended October 31, 2000 to $0.1 million for the comparable six month period in 2001. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to GTL that were discontinued in October 2000.

Gross profit on product sales for the six month period ending October 31, 2001 was $3.4 million compared with a gross profit on product sales of $2.1 million for the same period in 2000. The improvement was due to a better mix of contracts with improved margins in the current period. Gross profit on service revenues for the six month period ending October 31, 2001 was $72,000 compared to a gross profit of $915,000 for the same period in 2000. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to GTL that were discontinued in October 2000.

Engineering, research and development expenses for the six month period ending October 31, 2001 were $622,000 compared to $505,000 for the comparable six month period in 2000. Selling, general and administrative expenses for the six month period ending October 31, 2001 decreased $1.5 million compared to 2000 expenses of $3.7 million. The prior period included estimated bad debt expense of $1.7 million related to the GTL contract which was reversed in a subsequent period.

Other income (expense), net was $74,000 for the 2001 six month period compared to $92,000 for the 2000 period. In both periods, other income (expense) consists primarily of interest income. The reduction relates to decreases in the interest rate.

The provision for income taxes is based on minimum tax requirements. A minimal provision has been recorded in the six month period ending October 31, 2001.

Liquidity and Capital Resources

During the six month period ended October 31, 2001, the Company generated $0.7 million of cash from operations. Investment in equipment used $0.1 million leaving an increase in cash and cash equivalents for the period of $0.6 million.

The accounts receivable increased $2.1 million to $3.3 million during the six month period ended October 31, 2001 due to invoicing on new contracts. During the same period, inventory decreased $1.9 million primarily due to the use of finished goods for current contracts. The accounts payable decrease of $0.8 million reflects timing between major contracts and associated costs. The net of Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts was $0.2 million. Changes between the accounts are based on old contracts near completion and new contracts starting up.

The Company will deliver a large number of terminals and software related to the $16.6 million contract signed in August 2001 over the next four months. This will provide significant cash flow over the next six months.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd.(BLM), the Company’s majority shareholder, at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million short—term note receivable from BLM, the Company’s majority shareholder, to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (including shares of the Company’s common stock) equal in value to twice the amount of the note on the date of extension to be placed in escrow. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $1.8 million as of October 31, 2001.

Management anticipates that it will be successful in obtaining sufficient product or service contracts to enable the company to continue normal operations through the next 12 months. Sources of cash over the next 12 months are expected to come from current contracts, spares revenue estimated from historical sales and repayment of the $1.5 million loan from BLM. It is possible that the loan could be paid back with shares instead of cash which could impact future cash flows. Uses of cash will be for normal operating expenses and costs associated with contract execution.

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

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

/s/  M. Mark Michalko
M. Mark Michalko
President and Acting
Chief Financial Officer

Date: December 14, 2001