Form 10QSB
period 2002-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2002-03-18
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

As of March 18, 2002, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

January 31,
(Amounts in thousands, except share amounts)	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,312
Accounts receivable, net of allowance for doubtful accounts of $73	2,148
Costs and estimated earnings in excess of billings on uncompleted contracts	2,566
Inventories, net	114
Other current assets	230

Total current assets	9,370
Related party note receivable	1,500
Equipment, furniture and fixtures, net	410

$11,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$689
Billings in excess of costs and estimated earnings on uncompleted contracts	1,055
Accrued payroll and related taxes	353
Other current liabilities	1,081

Total current liabilities	3,178
Related party liability	460
Other long-term liabilities	96

3,734

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(48,629)
Cumulative other comprehensive income / (loss)	(175)

Total shareholders’ equity	7,546

$11,280

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share amounts)	January 31,		January 31,

	2002	2001	2002	2001

Revenues:
Sales of products	$5,754	$3,301	$16,243	$10,285
Services	44	12	127	1,965

	5,798	3,313	16,370	12,250

Cost of revenues:
Cost of sales of products	3,407	2,042	10,446	6,897
Cost of services	7	197	19	1,234

	3,414	2,239	10,465	8,131

Gross profit	2,384	1,074	5,905	4,119
Engineering, research and development expenses	371	93	993	599
Selling, general and administrative expenses	1,074	(1,018)	3,251	2,642

Income from operations	939	1,999	1,661	878
Other income and (expense), net	4	117	79	209

Income before provision for income taxes	943	2,116	1,740	1,087
Provision for income taxes	—	44	3	43

Net income	$943	$2,072	$1,737	$1,044

Net income per share:
Basic	$0.07	$0.16	$0.13	$0.08

Diluted	$0.07	$0.16	$0.13	$0.08

Number of shares used in computation of net income per share
Basic	12,943	12,943	12,943	12,943

Diluted	12,946	12,944	12,947	12,952

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)	Nine Months Ended
	January 31,

	2002	2001

Operating activities:
Net income	$1,737	$1,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	223
Loss on disposal of equipment	1	273
Compensation expense for options issued to consultants	—	23
Changes in assets and liabilities:
Accounts receivable	(975)	2,464
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,795)	1,571
Inventories	1,967	(2,102)
Accounts payable	(557)	(1,908)
Billings in excess of costs and estimated earnings on uncompleted contacts	619	—
Accrued payroll and related taxes	(48)	(156)
Other assets	42	678
Other liabilities	48	(586)

Net cash provided by operating activities	1,149	1,524

Investing activities:
Additions to equipment	(115)	(188)

Net cash used for investing activities	(115)	(188)

Effect of exchange rate changes on cash	(1)	(63)

Increase in cash and cash equivalents	1,033	1,273
Cash and cash equivalents at beginning of period	3,279	5,217

Cash and cash equivalents at end of period	$4,312	$6,490

Supplemental cash flow information:
Cash paid for interest	$2	$—
Cash paid for income taxes	$6	$112

Supplemental disclosure of noncash items: During the nine months ended January 31, 2001, The Company issued a note receivable for $518 to a customer to finance payments due on a long-term contract. The offset was recorded to deferred revenue. During the nine months ended January 31, 2002 notes receivable and deferred revenue were offset by an entry of $327 in relation to a settlement agreement with the customer.

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

This Form 10-QSB reflects the third quarter results of fiscal year 2002.

In March 2001, the audit committee, at the direction of the Board of Directors, approved the Company’s decision to change its fiscal year end from December 31 to April 30, effective March 20, 2001. The transition period from January 1, 2001 to April 30, 2001 was reported on Form 10-QSB. The prior year interim period results reported within this Form 10-QSB have been recasted from prior year annual results to provide a comparable basis for the third quarter of fiscal year 2002.

The Company’s consolidated financial statements were prepared on a continuing operations basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2.   Summary of Significant Accounting Policies

     PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated.

     REVENUE RECOGNITION — The Company recognizes revenue on the basis of shipment of products, performance of services, and on the percentage-of-completion method of accounting for long term contracts, or on the completed contract method of accounting for long term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. The percentage-of-completion method requires the use of estimates and judgments regarding costs and estimates of costs to be incurred throughout the duration of a contract. It is possible that the estimates and judgment could change which can impact the amount and timing of revenue recognized. Revenues relating to the sale of certain assets, when the ultimate total collection is not reasonably assured, are being recorded under the cost recovery method.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

     PER SHARE INFORMATION — Basic net income per share is based on the weighted average number of shares outstanding during the three and nine months ended January 31, 2002 and 2001. In both 2002 and 2001, diluted net income per share includes stock options if their effect would be dilutive.

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

     RECENT ACCOUNTING PRONOUNCEMENTS — In January 2002, the Emerging Issues Task Force (EITF) issued Topic D-103 stating that reimbursements received for out-of-pocket expenses incurred and charged to customers should be characterized as revenue in the income statement. Topic D-103 should be applied in financial reporting periods beginning after December 15, 2001. The Company has adopted Topic D-103 as of January 31, 2002, the effect of which was immaterial to the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations, and supersedes AFB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets, and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. This statement is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

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

3.   Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended January 31, 2002 and 2001 (in thousands, except per share amounts):

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	2002	2001

Numerator:
Net income	$943	$2,072

Numerator for basic earnings per share — income available to common stockholders	$943	$2,072

Denominator:
Denominator for basic earnings per share — Weighted average shares outstanding	12,943	12,943
Effect of dilutive securities:
Stock option plans	3	1

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	12,946	12,944

Basic earnings per share	$0.07	$0.16

Diluted earnings per share	$0.07	$0.16

For the three months ended January 31, 2002 and 2001, diluted earnings per share is computed using the weighted average number of common shares outstanding during the period including stock options if their effect would be dilutive. The weighted average number of shares outstanding for the three months ended January 31, 2002 and 2001 including potentially dilutive securities was 12,946,000 and 12,944,000, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended January 31, 2002 and 2001 (in thousands, except per share amounts):

	2002	2001

Numerator:
Net income	$1,737	$1,044

Numerator for basic earnings per share — income available to common stockholders	$1,737	$1,044

Denominator:
Denominator for basic earnings per share — Weighted average shares outstanding	12,943	12,943
Effect of dilutive securities:
Stock option plans	4	9

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	12,947	12,952

Basic earnings per share	$0.13	$0.08

Diluted earnings per share	$0.13	$0.08

For the nine months ended January 31, 2002 and 2001, diluted earnings per share is computed using the weighted average number of common shares outstanding during the period including stock options if their effect would be dilutive. The weighted average number of shares outstanding for the nine months ended January 31, 2002 and 2001 including potentially dilutive securities was 12,947,000 and 12,952,000, respectively.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

4.   Related Party Transactions

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd., (BLM) the Company’s majority shareholder, at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million short-term note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension required the pledge of a security (in the form of shares of the Company’s common stock) equal in value to twice the amount of the note on the date of extension to be placed in escrow. The escrow agreement, the amendment to promissory note, the corporate guarantee and the security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002, based on the closing price of stock on that date.

On March 11, 2002, the Company executed an amendment to extend the $1.5 million loan to BLM from February 14, 2002 until February 14, 2003. Additional amended terms include the payment in cash by BLM of $141,243 of accrued interest due within ten days of the execution of the amendment to extend the loan and future interest payments will be due and payable quarterly. As a result, the note receivable has been classified as non-current in the accompanying balance sheet. The Board of Directors and BLM agreed that the Company will not further extend the amended due date. The Note Extention also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow.

See significant contracts for additional related party transactions.

5.   Comprehensive Income (Loss)

The company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income / (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,

	2002	2001	2002	2001

Net income	$943	$2,072	$1,737	$1,044
Foreign currency translation adjustment	2	(57)	(1)	(63)

Comprehensive income	$945	$2,015	$1,736	$981

6.   Significant Contracts

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals will consist of new and refurbished units as well as kits for partial manufacturing. All terminals and kits are scheduled for delivery within 24 months of contract execution. The refurbished terminals were purchased used from an outside party to be refurbished and sold by the Company. Recognized revenue in the three and nine months ending January 31, 2002 was $4.9 million and $8.7 million, respectively. As of January 31, 2002, accounts receivable was $1.6 million and costs and estimated earnings in excess of billings on uncompleted contracts was $2.6 million.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and subsidiary of Berjaya Sports Toto Berhad, a subsidiary of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to go live in June 2002. Revenues of $0.1 million and $3.7 million were recognized on this contract in the three month period and nine month period ending January 31, 2002, respectively. There was no outstanding Accounts Receivable as of January 31, 2002 on this contract.

In November of 2000, the Company executed an agreement for the Company to supply extensive software and terminal hardware to a customer for $1.8 million. Recognized revenue in the three month period and nine month period ending January 31, 2002 was $0.3 million and $1.4 million, respectively.

In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable had an annual interest rate of 10% and matured on October 30, 2004. Principal and interest payments were due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue of $518,000. Revenue on this contract was recognized in accordance with the percentage-of-completion method. Recognized revenue in the three month period and nine month period ending January 31, 2001 was $1.3 million. Subsequently, in August 2001, the Company was notified by the customer that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue had been recognized since the inception of the contract through July 31, 2001. The contract was terminated and the Company reached a settlement with the customer. All payments were received in accordance with the settlement negotiations during the three months ended October 31, 2001. In connection with the settlement, adjustments were made to Accounts receivable, Costs and estimated earnings in excess of billings on uncompleted contracts, Notes receivable and Deferred revenue. Revenues of $19,000 were recognized on this contract for the nine months ending January 31, 2002. There were no revenues for the three months ending January 31, 2002. The total amount written off related to the settlement of the contract was $0.2 million which was expensed in the quarter ended July 31, 2001.

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. The Company’s sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in October 2000. The reversal of the reserve created a credit of $1.0 million for selling, general and administrative expenses for the three months ending January 31, 2001. Revenues of $1.8 million were recognized on this contract for the nine months ending January 31, 2001. There were no revenues for the three months ending January 31, 2001.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

In August 1999, the Company was awarded a contract from a long time customer for DATAMARK Flipper terminals and related parts at a value of $4.3 million. In June and July of 2000, a substantial number of terminals had been delivered and the Company recognized revenue for the three month and nine month period ended January 31, 2001 of $0.1 million and $4.2 million, respectively, related to that contract.

The Company has entered into sales agreements to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM to enable the Company to satisfy certain future potential orders in a timely manner. Title to inventory purchased resides with BLM; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf. Advances received in excess of inventories purchased aggregated approximately $460,000 and have been reflected as a related party liability in the accompanying consolidated balance sheets as of January 31, 2002. In November 2000, a purchase order was received under the 1996 Agreement to supply Phillippine Gaming Management Corporation (PGMC), a long standing customer and majority owned BLM subsidiary with terminals. The sale generated limited cash to the Company, but decreased the amount of inventory purchased on behalf of BLM referenced above. Over 78% of the $0.5 million contract revenue was paid directly to BLM and used to reduce the BLM inventory held by the Company. The Company recognized revenue for both the three month and nine month period ended January 31, 2001 of $0.3 million. In November 2001, an additional purchase order was received to supply PGMC with terminals to be delivered in March and April of 2003. The contract is valued at $0.5 million and will generate limited cash to the Company, but decrease the amount of inventory purchased on behalf of BLM referenced above in the same manner as the previous purchase order. No revenue was recognized for the three and nine month periods ended January 31, 2002.

Additionally, the Company has entered into sales agreements to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. The Company has a Software Support Agreement with Natural Avenue, a BLM subsidiary. The current agreement expires August 25, 2002. The Company recognized revenue for the three and nine month periods ended January 31, 2002 of $14,000 and $43,000, respectively. The Company recognized revenue for the three and nine month periods ended January 31, 2001 of $14,000 and $41,000, respectively.

7.   Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of March 18, 2002, there are no such legal proceedings or claims.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

Summary of Significant Developments

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals will consist of new and refurbished units as well as kits for partial manufacturing. All terminals and kits are scheduled for delivery within 24 months of contract execution. The refurbished terminals were purchased used from an outside party to be refurbished and sold by the Company. Recognized revenue in the three and nine months ending January 31, 2002 was $4.9 million and $8.7 million, respectively. As of January 31, 2002, accounts receivable was $1.6 million and costs and estimated earnings in excess of billings on uncompleted contracts was $2.6 million.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and subsidiary of Berjaya Sports Toto Berhad, a subsidiary of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to go live in June 2002. Revenues of $0.1 million and $3.7 million were recognized on this contract in the three month period and nine month period ending January 31, 2002, respectively. There was no outstanding Accounts Receivable as of January 31, 2002 on this contract.

In November of 2000, the Company executed an agreement for the Company to supply extensive software and terminal hardware to a customer for $1.8 million. Recognized revenue in the three month period and nine month period ending January 31, 2002 was $0.3 million and $1.4 million, respectively.

In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable had an annual interest rate of 10% and matured on October 30, 2004. Principal and interest payments were due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue of $518,000. Revenue on this contract was recognized in accordance with the percentage-of-completion method. Recognized revenue in the three month period and nine month period ending January 31, 2001 was $1.3 million. Subsequently, in August 2001, the Company was notified by the customer that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue had been recognized since the inception of the contract through July 31, 2001. The contract was terminated and the Company reached a settlement with the customer. All payments were received in accordance with the

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

settlement negotiations during the three months ended October 31, 2001. In connection with the settlement, adjustments were made to Accounts receivable, Costs and estimated earnings in excess of billings on uncompleted contracts, Notes receivable and Deferred revenue. Revenues of $19,000 were recognized on this contract for the nine months ending January 31, 2002. There were no revenues for the three months ending January 31, 2002. The total amount written off related to the settlement of the contract was $0.2 million which was expensed in the quarter ended July 31, 2001.

The Company enters into contracts to provide lottery equipment and management of on-line lottery systems on a long-term basis. In September 1999, the Company entered into agreements with Global Technologies Ltd. (GTL) to provide equipment for a contract price of $12.3 million and facilities management services for a fixed fee plus percentage contract for a charitable lottery in Great Britain which began operations in Spring 2000. The Company’s sale of equipment and services was substantially paid by GTL, however the final payment became delinquent. At the end of the third quarter 2000, the Company reserved $1.8 million for the full unpaid balance as of September 30, 2000. In October of 2000, the Company was notified by GTL that the lottery would no longer be operational. In December 2000, the parties executed a settlement agreement in which GTL returned a negotiated number of terminals to the Company in full satisfaction of the outstanding amounts due to the Company. In connection with the settlement, the reserve recorded in September 2000 was reversed and the terminals were added to inventory at the lower of cost or market, to the extent of the amount previously reserved in October 2000. The reversal of the reserve created a credit of $1.0 million for selling, general and administrative expenses for the three months ending January 31, 2001. Revenues of $1.8 million were recognized on this contract for the nine months ending January 31, 2001. There were no revenues for the three months ending January 31, 2001.

In August 1999, the Company was awarded a contract from a long time customer for DATAMARK Flipper terminals and related parts at a value of $4.3 million. In June and July of 2000, a substantial number of terminals had been delivered and the Company recognized revenue for the three month and nine month period ended January 31, 2001 of $0.1 million and $4.2 million, respectively, related to that contract.

The Company has entered into sales agreements to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM to enable the Company to satisfy certain future potential orders in a timely manner. Title to inventory purchased resides with BLM; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf. Advances received in excess of inventories purchased aggregated approximately $460,000 and have been reflected as a related party liability in the accompanying consolidated balance sheets as of January 31, 2002. In November 2000, a purchase order was received under the 1996 Agreement to supply Phillippine Gaming Management Corporation (PGMC), a long standing customer and majority owned BLM subsidiary with terminals. The sale generated limited cash to the Company, but decreased the amount of inventory purchased on behalf of BLM referenced above. Over 78% of the $0.5 million contract revenue was paid directly to BLM and used to reduce the BLM inventory held by the Company. The Company recognized revenue for both the three month and nine month period ended January 31, 2001 of $0.3 million. In November 2001, an additional purchase order was received to supply PGMC with terminals to be delivered in March and April of 2003. The contract is valued at $0.5 million and will generate limited cash to the Company, but decrease the amount of inventory purchased on behalf of BLM referenced above in the same manner as the previous purchase order. No revenue was recognized for the three and nine month periods ended January 31, 2002.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Additionally, the Company has entered into sales agreements to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. The Company has a Software Support Agreement with Natural Avenue, A BLM subsidiary. The current agreement expires August 25, 2002. The Company recognized revenue for the three month and nine month period ended January 31, 2002 of $14,000 and $43,000, respectively. The Company recognized revenue for the three month and nine month period ended January 31, 2001 of $14,000 and $41,000, respectively.

Results of Operations

Three Months Ended January 31, 2002 vs. January 31, 2001

Product sales in the three month period ending January 31, 2002 were $5.8 million compared to $3.3 million for the same period in 2001. In the three months ended January 31, 2002, contract revenue of $5.2 million was recognized from three different customers, including $4.9 million from one contract. The prior period included $2.4 million in contract revenue primarily from four customers. Sales from terminal spares for both the three months ended January 31, 2002 and 2001 was $0.5 million.

Service revenues were $44,000 for the three months ended January 31, 2002 and $12,000 for the comparable three month period in 2001. The increase in 2002 is due to service revenue from Australia.

Gross profit on product sales for the three month period ending January 31, 2002 was $2.3 million compared with a gross profit on product sales of $1.3 million for the same period in 2001. The gross profit percentage improved 3% to 41% over the same period for product sales. Gross profit on service revenues for the three month period ending January 31, 2002 was $37,000 compared to a loss of $185,000 for the same period in 2001. The loss in 2001 was due to the closing of the facilities management operation in the UK.

Engineering, research and development expenses for the three month period ending January 31, 2002 were $371,000 compared to $93,000 for the comparable three month period in 2001. The increase is related to a new R&D project started in August 2001. Selling, general and administrative expenses for the three month period ending January 31, 2002 was $1.1 million compared to the 2001 credit of $1.0 million. The prior period included the reversal of estimated bad debt expense of $1.8 million related to the GTL contract which was charged in a prior period and settled in December 2000.

Other income (expense), net was $4,000 for the 2002 three month period compared to $117,000 for the 2001 period. In both periods, other income (expense) consists primarily of interest income. The reduction relates to decreased cash and decreased interest rates.

The provision for income taxes is based on minimum tax requirements. A minimal provision had been recorded in the three month period ending January 31, 2001. No income tax provision has been made for the three month period ending January 31, 2002, since the Company has available federal and California net operating losses.

Nine Months Ended January 31, 2002 vs. January 31, 2001

Product sales in the nine month period ending January 31, 2002 were $16.2 million compared to $10.3 million for the same period in 2001. In the nine months ended January 31, 2002, contract

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

revenue of $14.7 million was recognized from six different customers. The prior period included $8.4 million in contract revenue also from six customers. Sales from terminal spares was $1.5 million for both the nine months ended January 31, 2002 and the nine months ended January 31, 2001.

Service revenues decreased from $2.0 million for the nine months ended January 31, 2001 to $0.1 million for the comparable nine month period in 2001. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to GTL that were discontinued in October 2000.

Gross profit on product sales for the nine month period ending January 31, 2002 was $5.8 million compared with a gross profit on product sales of $3.4 million for the same period in 2001. Gross profit on service revenues for the nine month period ending January 31, 2002 was $108,000 compared to a gross profit of $731,000 for the same period in 2001. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to GTL that were discontinued in October 2000.

Engineering, research and development expenses for the nine month period ending January 31, 2002 were $993,000 compared to $599,000 for the comparable nine month period in 2001. The increase is related to a new R&D project started in August 2001. Selling, general and administrative expenses for the nine month period ending January 31, 2002 was $3.3 million compared to 2001 expenses of $2.6 million. The increase was due to increased headcount, bad debt expense and increases in marketing expense.

Other income (expense), net was $79,000 for the 2002 nine month period compared to $209,000 for the 2001 period. In both periods, other income (expense) consists primarily of interest income. The reduction relates to decreases in the interest rate and smaller cash balances.

The provision for income taxes is based on minimum tax requirements. A minimal provision has been recorded in the nine month period ending January 31, 2002, since the Company has available federal and California net operating losses.

Liquidity and Capital Resources

During the nine month period ended January 31, 2002, the Company generated $1.1 million of cash from operations. Investment in equipment used $0.1 million leaving an increase in cash and cash equivalents for the period of $1.0 million.

The accounts receivable increased $1.0 million to $2.1 million during the nine month period ended January 31, 2002 due to invoicing on new contracts. During the same period, inventory decreased $2.0 million primarily due to the use of finished goods for current contracts. Accounts payable decreased $0.6 million to $0.7 million. The net of costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts was a use of cash of $1.2 million primarily reflecting work completed on the $17.9 million contract. Subsequent to January 31, 2002, the Company received cash of $3.0 million including amounts billed in February 2002, under the $17.9 million contract.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd.(BLM), the Company’s majority shareholder, at an interest rate of 9% per annum. The note was due on August 13, 2001.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

In August 2001, the Affiliations Committee approved the extension of the $1.5 million short—term note receivable from BLM, to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) equal in value to twice the amount of the note on the date of extension to be placed in escrow. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension), until February 14, 2003, (Amended Due Date) was executed on March 11, 2002. The Note Extension provides that accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. See Note 4.

Management anticipates that it will be successful in obtaining sufficient product or service contracts to enable the Company to continue normal operations through the next 12 months. Sources of cash over the next 12 months are expected to come from current contracts and spares revenue estimated from historical sales. Repayment of the $1.5 million loan from BLM is due in February of 2003. Uses of cash will be for normal operating expenses and costs associated with contract execution.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of March 18, 2002, there are no such legal proceedings or claims.

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

Date: March 18, 2002