Form 10KSB
period 2002-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2002-07-29
CIK 354813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-10294

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3276269 (I.R.S. Employer Identification Number)

2131 Faraday Avenue Carlsbad, California (Address of principal executive offices)	92008-7297 (Zip Code)

Registrant’s telephone number, including area code (760) 931-4000
Registrant’s home page http://www.ilts.com

Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)

Common Shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes      No
Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 19, 2002 was approximately $2,369,087. Revenues for the year ended April 30, 2002 were $18,180,000.

Number of common shares outstanding at July 19, 2002 was 12,943,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2002 Annual Meeting of Stockholders: Part III

Transitional Small Business Disclosure Format	Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
DATAMARK AND INTELIMARK TERMINALS
CENTRAL SYSTEM WAGERING APPLICATION SOFTWARE — DATATRAK
SIGNIFICANT CONTRACTS
SPARE PARTS/SOFTWARE SUPPORT AGREEMENTS
REVENUE SOURCES
PRODUCT DEVELOPMENT
HARDWARE DEVELOPMENT
SOFTWARE DEVELOPMENT
BACKLOG
MARKETING AND BUSINESS DEVELOPMENT
MANUFACTURING AND MATERIALS
COMPETITION
EMPLOYEES
PATENTS, TRADEMARKS AND LICENSES
REGULATION
DEPENDENCE UPON A FEW CUSTOMERS
FORWARD-LOOKING STATEMENTS
SEASONALITY
WORKING CAPITAL PRACTICES
ENVIRONMENT EFFECTS
EXPORT SALES
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT 10(a)(ii)
EXHIBIT 10(a)(ii)
EXHIBIT 18
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 23.1.1

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1

	General	1

	DATAMARK and Intelimark Terminals	1

	Central System Wagering Application Software – DataTrak	2

	Significant Contracts	2

	Spare Parts/Software Support Agreements	3

	Revenue Sources	3

	Product Development	3

	Hardware Development	3

	Software Development	4

	Backlog	4

	Marketing and Business Development	4

	Manufacturing and Materials	5

	Competition	5

	Employees	5

	Patents, Trademarks and Licenses	5

	Regulation	6

	Dependence Upon a Few Customers	6

	Forward-Looking Statements	6

	Seasonality	6

	Working Capital Practices	6

	Environment Effects	6

	Export Sales	6

ITEM 2.	DESCRIPTION OF PROPERTY	8

ITEM 3.	LEGAL PROCEEDINGS	8

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS EXECUTIVE OFFICERS OF ILTS	8 8

	PART II

ITEM 5.	MARKET FOR ILTS’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	9

ITEM 6.	SELECTED FINANCIAL STATEMENTS	10

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS	11

ITEM 8.	FINANCIAL STATEMENTS	16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	34

ITEM 11.	EXECUTIVE COMPENSATION	34

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	34

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34

	PART IV

ITEM 14.	EXHIBITS AND REPORTS ON FORM 8-K	35

i

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

GENERAL

         International Lottery & Totalizator Systems, Inc. (ILTS or Company) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global on-line lottery and pari-mutuel racing industries. ILTS also provides facilities management services to organizations authorized to conduct on-line lotteries. ILTS’s technology can be used in other transaction-processing applications, such as keno gaming and for toll turnpike systems utilizing automated ticket printer/readers.

         ILTS’s wagering systems include the DATAMARK and Intelimark family of point-of-sale terminals, a central computer installation that is comprised of HP/Compaq computer hardware and a commercially available operating system used in conjunction with ILTS’s DataTrak application software, and the required communication network to interface the terminals to the central computer installation. System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

         The point-of-sale, proprietary components of ILTS’s systems are the DATAMARK and Intelimark family of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. ILTS sells the DATAMARK and/or Intelimark terminals separately or as part of a turnkey wagering application system or ILTS will modify a terminal’s features or configurations and central system software to meet specific customer requirements. The DataTrak central system and the DATAMARK and Intelimark family of terminals can be sold separately. The DataTrak system can be sold as a stand alone system that will interface to third party lottery terminals. Likewise, our DATAMARK and Intelimark terminals can be sold separately to interface to a third party lottery/tote central system. ILTS’s proprietary central system software application, DataTrak, controls the overall lottery operation.

         The required communication network to interface the DataTrak central system and the wagering terminals is designed by ILTS to best fit each customer’s specific application using commercially available hardware and software.

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

         The DATAMARK models utilize a patented, compact, single ticket path which allows the terminal to print and read from both sides of the same ticket without operator intervention. The terminal utilizes quick, quiet thermal printing that does not require an inked cartridge or ribbon as do impact, dot matrix printers, thereby improving print quality and reliability, and reducing maintenance expenses. The terminals use either pre-cut thermal coated tickets or thermal coated roll stock tickets or both. Some models will sequentially read and print up to 50 tickets entered at one time through the use of a “bulk feed” option.

         The DATAMARK terminal is best suited for application in the racing industry, and is capable of issuing tickets for standard betting, as well as for any pool wagers currently being used in pari-mutuel wagering. The terminals are designed to facilitate multiple bets on one ticket and multiple selections for each bet. To process a wagering transaction, the bettor marks selections on a pre-printed playslip, which is then read optically by the terminal, the amount wagered is calculated and the bet details printed on the back of the same ticket. Because the betting selections are prepared by the bettor away from the pari-mutuel clerk’s window, total transaction time is reduced, efficiency of the operation is improved and the bettor obtains more privacy in the betting transaction.

         The newly developed Intelimark terminal has been designed in concert with Seiko-Epson Corporation, one of the world’s leading providers of point-of-sale terminals. The Intelimark can be configured for both tote and lottery applications. ILTS is a registered Value-Added Reseller (VAR) of point-of-sale terminal equipment manufactured by Epson America, Inc. For the tote market, the Intelimark is configured with a custom designed integrated reader/printer mechanism. A variant of the DATAMARK mechanism is used to meet the requirements of racing applications. In the case of lottery applications, the reader/printer is designed to use a commercially available optical mark sense reader, and roll stock thermal printer. Both configurations can be offered with touch screen color SVGA display, or integral keyboard, or both depending on customer requirements. All configurations have been developed to provide a very cost competitive terminal for the customer. Both the lottery and horseracing applications that utilize the touch screen make use of ILTS patent pending graphical user interface for the placement of wagers. This interface greatly simplifies and reduces the time required to place a bet.

CENTRAL SYSTEM WAGERING APPLICATION SOFTWARE — DATATRAK

         The nucleus of each wagering system is the central computer that receives information from ticket-issuing terminals, accumulates wagering data, calculates odds and payouts, and provides a means of database management in order to distribute information and allow generation of management reports. In cooperation with the customer, ILTS designs the configuration of the central computer installation to provide the required games, fault-tolerant operation, high throughput and security. The entire application is called DataTrak. The DataTrak system has been developed by ILTS to make use of commercially available software operating systems and software programs to facilitate modification at a much lower cost to the customer than in the past where proprietary software limited the customer’s ability to perform changes to the system.

         Each central computer installation typically includes a client-server computer configuration that uses Alpha computers manufactured by HP/Compaq. ILTS is a registered VAR of HP/Compaq computer equipment. Certain of ILTS’s customers presently use software in their pari-mutuel systems that is proprietary to ILTS.

         The DataTrak’s transaction processing module was originally developed by the Hong Kong Jockey Club (HKJC). ILTS has made significant modifications and enhancements to the HKJC software. Chief among them is the migration of the system to a client-server architecture using HP/Compaq computer hardware, the incorporation of relational database software, and the utilization of a Windows operating system for management information and control. These modifications and enhancements provide scalability to the system so that each customer’s unique requirements can be met in a most cost effective way, the configuration can be changed easily as required, and the customer is able to process data within a familiar software user interface environment.

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

SIGNIFICANT CONTRACTS

         In November 2001, a purchase order was received to supply Philippine Gaming Management Corporation (PGMC), a related party. All terminals that were delivered and revenue was recognized in April of 2002. The contract was valued at $0.5 million

         In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals consisted of new and refurbished units as well as kits for partial manufacturing. All new and refurbished terminals under the contract have been delivered and the system went live in March 2002. All kits are scheduled for delivery by August 2003.

         In May 2001, an order for additional terminals was received from an existing customer for $0.8 million. All terminals were shipped and revenue under the contract was recognized in the fiscal year ending April 30, 2002.

         In November 2000, the Company and Sports Toto Malaysia (STM), a related party, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system will go live in August 2002.

         In November of 2000, the Company executed an agreement to supply extensive software and terminal hardware to a customer for $1.8 million. The system was put into production in February of 2002. It is currently undergoing modifications in an effort to enhance performance. Approximately $1.5 million was recognized as revenue in 2002 with $20,000 remaining in backlog.

SPARE PARTS/SOFTWARE SUPPORT AGREEMENTS

         In addition to sales of terminals and systems, ILTS realizes ongoing revenue from the sale of spare parts for use in the maintenance of its terminals, of which approximately 39,000 have been delivered to date. ILTS also enters into contracts with its customers to provide software modifications, upgrades and support for its installed products. Ongoing revenue is also realized as a result of implementation services. These services comprise hands-on training on the installation, operation, and maintenance of the DataTrak system and our terminal products. This service is typically performed concurrent with a new installation or upgrade.

REVENUE SOURCES

         The following table sets forth the revenue for the periods indicated attributable to different applications of ILTS’s technology (dollars in thousands):

			Years Ended December 31,
	Year Ended	4 Months Ended
	April 30, 2002	April 30, 2001	2000	1999	1998

Lottery Products and Services	$15,266	$3,307	$17,946	$3,402	$5,705

Racing Products and Services	2,658	824	6,020	1,658	6,733

Other	256	72	134	590	734

Total	$18,180	$4,203	$24,100	$5,650	$13,172

PRODUCT DEVELOPMENT

ILTS’s ability to compete successfully depends in part upon its ability to meet the current and anticipated needs of its customers. To that end, ILTS devotes a significant portion of its research and development activity to refining and enhancing the features of existing products, systems and software. In 2002, ILTS spent approximately $1.4 million on engineering, research and development as compared to $0.9 million in 2000. ILTS spent $0.1 million in the 4 month period ended April 30, 2001. The Company’s research and development activities are divided between hardware and software engineering. The research and development effort currently is focused on new point-of-sale delivery methods including the internet, and telephone services including data and voice delivery. Improved traditional point-of-sale printing and reading technology is also under study. Additional game types for DataTrak, as well as architecture improvements, are also part of the R&D budget.

         ILTS has been certified since February 1996 under ISO 9001 registration. This certification demonstrates quality in design development and manufacturing under ISO standards.

HARDWARE DEVELOPMENT

         In terms of hardware research and development, ILTS has recently developed a product called the Intelimark, a terminal created in concert with a point-of-sale terminal designed by Seiko-Epson Corporation, and integrated with a reader and printer mechanism to provide the standard terminal features with the following enhancements: the option for a full color SVGA touch screen user interface; optional keyboard configurations to allow fast operator input; and optional peripherals such as magnetic stripe readers, smart card readers, and barcode readers which can be incorporated into the configuration. The unit currently utilizes the Pentium class processor, but is scaled to accommodate future processors as the need for additional capability arises. The unit provides fast processing, high-resolution thermal printing, and the ability to utilize cost effective, commercially available PC peripherals. Throughout the past year, several customers and prospects for both lottery and tote systems have expressed interest in self-vending terminals (SVTs) in order to augment their traditional clerk-operated terminal networks. In recent years, the general population has become comfortable completing their own transactions as a result of the proliferation of automatic teller machines (ATMs) in the financial sector. SVTs permit the bettor to complete a wagering transaction without the necessity of clerk intervention similar to the ATM. Thus, SVTs enable ILTS’s customers to take advantage of their patron’s newly acquired comfort level to independently complete a transaction and to expand point of sale presence to reach additional customers without having to expand their workforce. This makes the SVT a desirable product.

         The Company also continues to explore alternatives to traditional optical mark reading (OMR) technology. New games and customer requirements for signature capture and on-line character recognition are currently outside the capability of the OMR technology.

         During 2002, the Company has also worked to develop a state of the art Instant Ticket Validation terminal. The terminal will perform the traditional role as a low volume, low cost validation unit, but it will incorporate new features such as color display and touch screen operation.

SOFTWARE DEVELOPMENT

         Over the past several years, the Company has concentrated the majority of its software research and development on the lottery central system application known as DataTrak.

         During 2002, in recognition of the rapid evolution of wireless communication systems, the Company is aggressively developing wireless software applications to complement its DataTrak central system software. While these development efforts are ongoing, they include applications for internet-based transactions, wireless devices through the use of wireless application protocol (WAP), and interactive voice recognition.

BACKLOG

         The backlog of orders for its products and services believed by management to be firm, amounted to approximately $12.1 million as of April 30, 2002, as compared to a backlog of approximately $13.0 million as of December 31, 2000. Of such backlog at April 30, 2002, all $12.1 million is expected to be filled during the next twelve (12) months. See DESCRIPTION OF BUSINESS, Dependence Upon A Few Customers.

MARKETING AND BUSINESS DEVELOPMENT

         Management believes that ILTS’s continuing ability to obtain and retain contracts for its wagering systems and terminals is directly related to its reputation in its various fields of expertise. Because of its reputation, ILTS often receives unsolicited inquiries from potential customers. ILTS also learns of new business opportunities through the close contacts that its personnel maintain with key officials in the international lottery and horse racing industries.

         Contracts to provide products to the lottery and horse racing industries often are awarded through a competitive bidding process which can begin years before a contract is awarded and involves substantial expenditures by ILTS. Through its contacts with existing customers and others in these industries, ILTS often becomes aware of prospective projects before the customer circulates a request for proposal. If ILTS is interested in the project it typically submits a proposal, either before or after the customer circulates a formal request for proposal, outlining the products ILTS would provide and the services ILTS would perform. If the proposal is accepted, ILTS and its customer negotiate and enter into a contract.

         ILTS’s marketing efforts are carried out by ILTS’s professional marketing and engineering staff and frequently involve other executive officers of ILTS. Marketing of ILTS’s products and services throughout the world is often performed in conjunction with consultants with whom ILTS contracts, from time to time, for representation in specific market areas. In addition to ILTS’s own efforts, ILTS has entered into an agreement with Ab Trav Och Galopp (ATG) of Sweden, whereby ATG will jointly market the Company’s hardware products to racing customers in Europe.

         ILTS’s success depends in large part on its ability to obtain new contracts to replace its existing contracts. ILTS currently has proposals outstanding to supply systems, software, terminals or components for use in the pari-mutuel wagering industry and for lotteries in various foreign countries. In addition to contract sales for terminals and systems, ILTS has had discussions with both new and existing customers regarding supplying products for their operations and expects to bid for additional contracts in the future. Because the realization of revenue from these prospects is dependent upon a number of factors, including the bidding process and product development, there can be no assurance that ILTS will be successful in realizing revenue from any of these activities.

MANUFACTURING AND MATERIALS

         ILTS has contracted with REMEC Veritek, Inc. (REMEC) to provide contract manufacturing for all DATAMARK and Intelimark terminals. REMEC is located in nearby Escondido, California, and has sufficient flexibility in its manufacturing facility to manufacture nearly 100 terminals per day. ILTS also benefits from the volume discounts on raw materials and subassemblies that REMEC receives from its vendors due to the already high volume of parts it purchases. During 2002, REMEC manufactured 1,200 terminals and refurbished 2,200 terminals for ILTS.

         Manufacture consists principally of the assembly of parts, components and subassemblies (most of which are designed by ILTS) into finished products. The contract manufacturer will purchase many parts, components and subassemblies necessary for the terminals and the systems and assemble them into finished products. These products and purchased computers are then integrated with standard peripherals purchased by ILTS to construct lottery and racing systems. ILTS generally has multiple sources for the various items purchased from vendors, but some of these items are state-of-the-art and could be, from time to time, in short supply. Certain other items are available only from a single supplier. For the twelve months and four months ended April 30, 2002 and 2001, one vendor accounted for 23% and 16%, respectively of ILTS’s raw material purchases.

COMPETITION

         ILTS competes primarily in the on-line lottery industry and the horse racing industry. ILTS competes by providing high-quality wagering systems and terminals that are reliable, secure and fast. In addition, management believes that ILTS offers its customers more flexibility in design and custom options than do most of its competitors.

         Management believes that its principal competition for full lottery systems are: Gtech Holdings Corporation, International Game Technology and Scientific Games, all US companies, and Essnet, a Swedish company. Management believes that ILTS’s main competitor in the sale of horse racing systems is Scientific Games. For terminal sales only, in addition to the foregoing, management believes its competition includes Wincor-Nixdorf, a German company; KEBA, GesmbH & Co., an Austrian company; and ETI and Spielo, both Canadian companies.

         Management believes that ILTS has been a substantial factor in the international marketplace. ILTS’s sales in the United States have been insignificant. In general, ILTS’s competitors have significantly greater resources than ILTS. Competition for on-line lottery system contracts is intense.

EMPLOYEES

         As of April 30, 2002, ILTS employs 64 people worldwide on a full-time equivalent basis. Of this total, 17 were engaged in operations support, 29 in engineering and software development and 18 in marketing and administrative positions. None of ILTS’s employees are represented by a union, and ILTS believes its relations with its employees are good.

PATENTS, TRADEMARKS AND LICENSES

         ILTS has five U.S. patents issued on its products, and one patent pending. ILTS believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of ILTS than the benefits of patent protection. ILTS typically requires customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning ILTS’s products to sign nondisclosure agreements, and ILTS relies on such agreements, other security measures and trade secret law to protect such proprietary information. Central system software in ILTS’s lottery systems was originally developed under a non-exclusive license with the HKJC.

         International Lottery & Totalizator Systems, Inc., ILTS, DataTrak and Intertote are registered trademarks of International Lottery & Totalizator Systems, Inc. Also, Intelimark is a pending registered trademark.

REGULATION

         The countries in which ILTS markets its products generally have regulations governing lottery or horseracing operations, and the appropriate governing body could restrict or eliminate operations in these countries. Any such action could have a material adverse effect on ILTS. Foreign countries also often impose restrictions on corporations seeking to do business within their borders, including foreign exchange controls and requirements for domestic manufacturing content. In addition, laws and legal procedures in these countries may differ from those generally existing in the United States and conducting business in these countries may involve additional risk for ILTS in protecting its business and assets, including proprietary information. Changes in foreign business restrictions or laws could have a significant impact on ILTS’s operations.

DEPENDENCE UPON A FEW CUSTOMERS

         ILTS’s business to date has been dependent on major contracts from a few different customers over 2-3 year periods. The loss of one or more of these customers or failure to replace completed contracts with new contracts from existing customers would have a materially adverse effect on ILTS’s business. For the year ended April 30, 2002, two customers individually represented 50.7% and 20.8% of the Company’s total revenue. For the four-month transition period ended April 30, 2001, one customer represented 70.9% of the Company’s total revenue. For the year ended December 31, 2000, two customers individually represented 60.1% and 18.8% of the Company’s total revenue.

FORWARD-LOOKING STATEMENTS

         The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which ILTS’s products are marketed, fluctuations in quarter-by-quarter operating results, and other factors described in this Form 10-KSB.

SEASONALITY

         In general, ILTS’s business is not subject to seasonal effects. However, due to the limited number of active contracts at any point in time and the progress within a contract, operating results can vary significantly on a quarter-by-quarter basis.

WORKING CAPITAL PRACTICES

         ILTS’s sales contracts typically provide for deposits and progress payments, which have provided sufficient working capital for operations.

ENVIRONMENT EFFECTS

         There are no significant capital expenditures required of ILTS in order to comply with laws relating to protection of the environment.

EXPORT SALES

         ILTS’s revenues are almost exclusively derived from contracts with foreign customers. As of April 30, 2002, ILTS’s equipment has been delivered and installed in Australia, Belgium, Brazil, China, Denmark, Dominican Republic, England, Finland, France, Hong Kong, India, Macau, Malaysia, the Netherlands, Norway, Papua New Guinea, Philippines, Singapore, Sweden and Ukraine. The companies with which ILTS contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. Occasionally, ILTS has entered into contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies. The vast majority of ILTS’s sales are denominated in U.S. dollars and thus not subject to foreign currency fluctuations. However, the ultimate cost of ILTS’s products to its customers have increased due to fluctuations in the foreign exchange rates of many Southeast Asian countries. However, ILTS does not believe that its on-going business has been negatively impacted by the Asian currency-exchange situation.

         See also Note 8 of Notes to Consolidated Financial Statements.

ITEM 2.          DESCRIPTION OF PROPERTY

         ILTS’s U.S. facilities consist of approximately 24,791 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2006.

ITEM 3.          LEGAL PROCEEDINGS

         None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

M. Mark Michalko	47	President/Principal Financial Officer

Timothy R. Groth	52	Vice President, Technical Operations

Lawrence E. Logue	65	Corporate Secretary

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         ILTS’s Common Stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board (OTCBB). As of April 30, 2002, there were 12,943,000 common shares outstanding and approximately 1,100 shareholders of record. Berjaya Lottery Management (H.K.) Ltd. (BLM), a subsidiary of Berjaya Group Berhad, a Malaysian company owns 71.4% of the total outstanding shares. ILTS’s management owns 1%.

Year ended April 30, 2002	High	Number of Shares	Low

First Quarter	1.950		0.630

Second Quarter	0.850		0.260

Third Quarter	1.250		0.350

Fourth Quarter	1.110		0.700

Average Daily Volume		11,019

Total Annual Trading Volume		2,732,600

Four months ended April 30, 2001	High	Number of Shares	Low

Four Month Period	1.016		0.469

Average Daily Volume		5,568

Total Trading Volume		456,600

Year ended December 31, 2000	High	Number of Shares	Low

First Quarter	2.750		0.719

Second Quarter	1.875		0.813

Third Quarter	1.250		0.625

Fourth Quarter	0.844		0.313

Average Daily Volume		11,274

Total Annual Trading Volume		2,841,100

         Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM were affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for July 19, 2002, of $.064 per share.

ITEM 6. SELECTED FINANCIAL DATA

	(12 months)	(4 months)	(12 months)
	April 30,	April 30,	December 31,
Period Ended	2002	2001	2000

$ in thousands, except per share amounts and non-monetary items

Statement of operations data

Revenue	$18,180	$4,203	$24,100

Gross profit	$6,516	$939	$7,169

Operating profit / (loss)	$1,053	$(281)	$2,113

Net income / (loss)	$1,277	$(187)	$2,580

Net income / (loss) per share – basic	$.10	$(0.01)	$.20

Net income / (loss) per share – diluted	$.10	$(0.01)	$.20

	April 30,	April 30,	December 31,
As of	2002	2001	2000

Balance sheet data

Total assets	$10,132	$9,946	$11,235

Shareholders’ equity	$7,059	$5,777	$5,987

Shares outstanding	12,943	12,943	12,943

Key ratios and statistics

Gross profit	35.84%	22.34%	29.75%

Working capital	$6,647	$5,760	$6,207

Book value per share	$.55	$.45	$.46

Current ratio	3.23	2.72	2.42

Backlog	$12,093	$7,073	$11,696

Number of Employees	64	52	57

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company’s products are marketed, fluctuations in quarter-by-quarter operating results, and other factors described in the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2002.

Overview

         The Company has derived substantially all of its product sales revenues from the sale of betting terminals to lotteries and racing organizations worldwide. The size and timing of these transactions result in variability in product sales revenues from period to period.

CRITICAL ACCOUNTING POLICIES

         The Company recognizes revenue using the percentage-of-completion method of accounting for long -term contracts (based upon shipment of products and performance of services), or on the completed contract method of accounting for long-term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Percentage of completion is determined by comparing the total estimated contract costs, including hardware, software and services to actual costs incurred to date under the contract. The percentage of completion can be affected by the delivery of significant contract components. Since both hardware and software can be sold separately without affecting functionality, all such cost are considered in computing total costs incurred. Additionally, a majority of the Company’s hardware is assembled by contract manufacturers and management considers the labor content as a component of project completion.

         For single element contracts (hardware or software), revenue is generally recognized upon shipment. Customer customization, add-ons and performance of services are recognized on the percentage of completion basis.

RESULTS OF OPERATIONS

Year ended April 30, 2002 versus Year ended December 31, 2000

         Revenues: Total revenues in fiscal 2002 decreased $5.9 million to $18.2 million, as compared to fiscal 2000. Product sales decreased $3.7 million in 2002 to $18.0 million from $21.7 million in 2000. One primary customer in 2002 accounted for a significant portion of the product sales and replaced a significant amount of product sales lost in 2000 from a single customer. Service revenues decreased $2.2 million to $0.2 million in 2002. The decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to a customer that were discontinued in October 2000. The service revenue in 2002 is for software service agreements.

         Gross Profit: The gross profit on product sales was 35.8% in 2002 compared to 29.8% in 2000. The increased gross profit percentage was due to the increased volume of contracts which allowed fixed expenses to be absorbed by more revenue producing projects. Product sales make up the significant portion of revenue and accordingly the gross profit percentage on total revenue was 35.8% in 2002 compared to 29.8% in 2000.

         Engineering, Research & Development: Engineering, research and development expenses increased 60% to $1.4 million in 2002 compared to $0.9 million in 2000. New requirements are being demanded by the market place primarily in the area of wireless applications. Increased costs are primarily labor costs. Higher levels of investment in Research & Development is expected to continue.

         Selling, General and Administrative: Selling, general and administrative expenses are relatively flat with expenses of $4.2 million in 2000 and $4.1 million in 2002. However, decreases in SG&A of $0.6 million in 2002 from the closing of our UK subsidiary were offset by increases of $0.6 million for salaries and benefits in the U.S.

         Provision for Income Taxes: The provision for income taxes of $14,000 for 2002 and 2001 relates to state minimum tax. The provision for U.S. income taxes of $48,000 for 2000 relates to alternative minimum tax. In addition, $10,000 in 2000 relates to income earned by the Company’s Australian subsidiary.

Four month transition period ended April 30, 2001 vs. pro forma four month period ended April 30, 2000.

The amounts for the four-month period ended April 30, 2000 were derived from the Company’s internal financial statements and have not been audited.

	Four Months Ended
	April 30,

(Amounts in thousands, except per share amounts)
	2001	2000

		(Unaudited)

Revenues:

Sales of products	$4,169	$11,460

Services	34	476

	4,203	11,936

Cost of revenues:

Cost of sales of products	3,235	8,456

Cost of services	29	468

	3,264	8,924

Gross profit	939	3,012

Engineering, research and development	131	291

Selling, general and administrative	1,088	1,824

Income / (loss) from operations	(280)	897

Other income (expense):

Exchange rate gain / (loss)	15	(65)

Other income (expense), net	93	414

Income / (loss) before provision for income taxes	(172)	1,246

Provision for income taxes	14	16

Net income /(loss)	($186)	$1,230

Net income / (loss) per share:

Basic	($0.01)	$0.10

Diluted	($0.01)	$0.09

Number of shares used in computation of net income (loss) per share

Basic	12,943	12,943

Diluted	12,943	13,056

Revenues: Product sales in the four-month period ended April 30, 2001 were $4.2 million, $7.3 million less than the same period in 2000. Substantially all of the prior period revenue was from the sale of the on-line lottery system to one customer that was completed in March 2000. In the four-months ended April 30, 2001, revenue was recognized from four contracts with a significant portion derived from the sale of an on-line system and related services to STM, a subsidiary of Berjaya. Service revenues in 2001 decreased $442,000 to $34,000 compared to $476,000 for the four-month period in 2000. This decrease resulted from revenues generated through the Company’s UK subsidiary for facilities management to one customer that were discontinued in October 2000. The service revenue in 2001 is for software service agreements.

Gross Profit: Gross profit on product sales for the four-month period in 2001 was $939,000 or 22% of revenue compared with a gross profit on product sales of $3.0 million or 26% in 2000. Contracts in the current period provided a gross profit percentage 2% lower than the contracts from the same period in 2000. The gross profit percentage on service revenues for the four-month period ending April 30, 2001 was 15% compared to a gross profit percentage of 2% for the same period in 2000. Costs related to the first month of operations on the facilities management agreement from the UK subsidiary to a UK customer impacted the gross profit percentage in the prior period. The customer closed the operation in October 2000.

Engineering, Research and Development: Expenses for the 2001 four-month period were $131,000 compared to $291,000 for the 2000 four-month period. Most technical resources were being used to meet current deadlines. Increased research and development spending is expected in the future as specific new projects are underway.

Selling, General & Administrative: Selling, general and administrative expenses for the four-month period ending April 2001 decreased approximately $0.8 million compared to 2000 expenses of $1.8 million. The decrease in SG&A expenses is attributable to the shutdown of the UK operation established to serve the facilities management contract.

Other: Other income (expense), net decreased $321,000 for the 2001 four-month period to $93,000 compared to $414,000 for the 2000 period. In 2000, $250,000 of other income was earned for the buyout of an employment contract along with $60,000 for a royalty from use of certain technology.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $6.5 million at December 31, 2000 to $5.4 million at April 30, 2002. The decrease in cash of $1.1 million is due primarily to a $1.5 million loan to BLM, discussed below. Operating activities provided $0.4 million of cash. There were significant changes in operating assets and liabilities. Inventories positively impacted cash by $1.9 million, primarily driven by the sale of terminals in finished goods inventory. Costs in excess of billing on uncompleted contracts and Billings in excess of cost and estimated earnings on uncompleted contracts combined as a use of cash of $1.6 million based on the progression of contracts in process.

As of April 30, 2002 there were no material commitments for capital expenditures.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six-month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd. (BLM) the Company’s majority shareholder, at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million short–term note receivable, to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock placed in escrow) to be equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares. An extension of the note (Note Extension), until February 14, 2003, (Amended Due Date) was executed on March 11, 2002.

The Note Extension provides that accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of escrowed shares was $4.6 million on April 30, 2002.

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

The Company’s consolidated financial statements have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management anticipates that it will be successful in obtaining sufficient product or service contracts to enable the Company to continue normal operations through the next 12 months.

SIGNIFICANT CONTRACTS

In November 2001, a purchase order was received to supply Philippine Gaming Management Corporation (PGMC), a related party and BLM subsidiary, with terminals for delivery in April of 2002. The contract is valued at $0.5 million. Over 78% of the revenue that was generated from the contract was paid directly to BLM for inventory held by the Company. The BLM inventory was the result of an agreement with BLM in 1996 to purchase specific inventory to satisfy certain future potential orders in a timely manner. Title to the inventory resides with BLM and no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf. (See Note 3 of the Notes to Consolidated Financial Statements). Recognized revenue on this contract for the period ending April 30, 2002 was $0.5 million. There was no outstanding Accounts Receivable as of April 30, 2002 on this contract.

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals consisted of new and refurbished units as well as kits for partial manufacturing. All new and refurbished terminals have been delivered and kits are scheduled for delivery by August 2003. Recognized revenue in the fiscal year ending April 30, 2002 was $9.3 million. As of April 30, 2002, accounts receivable was $0.8 million and costs and estimated earnings in excess of billings on uncompleted contracts was $0.1 million. There was no activity in prior periods.

In May 2001, an $0.8 million order for additional terminals was received from an existing customer. Recognized revenue in the fiscal year ending April 30, 2002 was $0.8 million. There was no outstanding Accounts Receivable as of April 30, 2002 on this contract.

In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable had an annual interest rate of 10% and matured on October 30, 2004. Principal and interest payments were due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract was recognized in accordance with the percentage-of-completion method. In August 2001, the Company was notified by a customer that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue had been recognized since the inception of the contract through July 31, 2001. The contract was terminated and the Company reached a settlement with the customer for outstanding accounts receivable of $311,000. All payments in accordance with the settlement negotiations were received during the three months ended October 31, 2001. In connection with the settlement, there was no outstanding balance associated with this contract as of October 31, 2001. Bad Debt Expense of $0.2 million was recognized in the quarter ended July 31, 2001.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and subsidiary of Berjaya Sports Toto Berhad, a subsidiary of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to go live in August 2002. Revenues of $3.7 million and $3.0 million were recognized on this contract in the fiscal year ending April 30, 2002 and the four-month transition period ending April 30, 2001, respectively. Billings in excess of revenues as of April 30, 2002 was $0.9 million. There was no outstanding Accounts Receivable as of April 30, 2002 on this contract.

In November of 2000, the Company executed an agreement for the Company to supply extensive software and terminal hardware to a customer for $1.8 million. Recognized revenue in the fiscal year ending April 30, 2002 and the four-month transition period ending April 30, 2001 was $1.5 million and $0.4 million, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts as of April 30, 2002 was $0.1 million. Outstanding Accounts Receivable as of April 30, 2002 on this contract was $0.4 million.

FOREIGN EXCHANGE FLUCTUATION

The Company’s reporting currency is the U.S. dollar. The Company’s sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Changes in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar have had, and could in the future have, an impact on revenue and expense reported by the Company, and such effect may be material in any individual reporting period.

The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the balance sheet of the Company in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders’ equity reported by the Company. The Company recognized a foreign exchange gain of $5,000 for the 12 month period ended April 30, 2002, a loss of $23,000 for the 4 month transition period ended April 30, 2001 and a loss of $114,000 for the 12 month period ended December 31, 2000.

ASIA

Significant portions of the Company’s revenues are derived from customers located in Asia. In the last 36 months, the currencies of the Asian countries in which the Company’s customers are located have declined significantly against the U.S. dollar. Although the Company generally has been paid in U.S. dollars, this decline has effectively increased the cost of the Company’s products to its customers. The Company does not believe that its on-going business has been negatively impacted by the Asian currency exchange situation.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator, Inc (“the Company”) as of April 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended and four-month periods ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Lottery & Totalizator, Inc. as of April 30, 2002 and 2001, and the results of its consolidated operations and its consolidated cash flows for the year ended and four-month period ended April 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON, LLP

Irvine, California
July 17, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.:

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a California corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

San Diego, California
February 23, 2001

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ANDERSEN REPORT AND THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
As of	2002	2001

$ in thousands, except share amounts

Assets

Current assets:

Cash and cash equivalents	$5,419	$3,279

Accounts receivable, net of allowance for doubtful accounts of $73 and $13, respectively	1,712	1,033

Costs and estimated earnings in excess of billings on uncompleted contracts	205	771

Inventories, net	406	2,081

Note receivable from parent	1,500	1,500

Other notes receivable	—	140

Other current assets	383	309

Total current assets	9,625	9,113

Equipment, furniture and fixtures at cost, less accumulated depreciation of $3,638 and $3,487, respectively	407	406

Notes receivable, net of current portion	—	327

Other noncurrent assets	100	100

	$10,132	$9,946

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$486	$1,247

Billings in excess of costs and estimated earnings on uncompleted contracts	907	435

Accrued payroll and related taxes	472	422

Deferred revenue	—	206

Payable to parent	348	392

Accrued contract loss	245	510

Other current liabilities	520	533

Total current liabilities	2,978	3,745

Deferred revenue, net of current portion	—	327

Other long-term liabilities	95	97

	3,073	4,169

Commitments and contingencies

Shareholders’ equity:

Common shares; no par value, 50,000,000 shares authorized; 12,943,000 shares issued and outstanding in 2002, 2001 and 2000	56,350	56,350

Accumulated deficit	(49,122)	(50,399)

Other accumulated comprehensive loss	(169)	(174)

	7,059	5,777

	$10,132	$9,946

The accompanying notes are an integral part of these consolidated balance sheets

CONSOLIDATED STATEMENTS OF OPERATIONS

		Four Months
	Year Ended	Ended	Year Ended
	April 30,	April 30,	December 31,
	2002	2001	2000

$ in thousands, except per share amounts

Revenues:

Sales of products	$17,982	$4,169	$21,659

Services	198	34	2,441

	18,180	4,203	24,100

Cost of revenues:

Cost of product sales	11,592	3,235	15,230

Cost of services	72	29	1,701

	11,664	3,264	16,931

Gross profit	6,516	939	7,169

Engineering, research and development	1,361	131	853

Selling, general and administrative	4,102	1,089	4,203

Income (loss) from operations	1,053	(281)	2,113

Other income:

Interest income, net	249	—	331

Exchange rate (loss) gain	(11)	15	(114)

Royalty and other income	—	93	308

Income (loss) before provision for income taxes	1,291	(173)	2,638

Provision for income taxes	14	14	58

Net income (loss)	$1,277	$(187)	$2,580

Net income (loss) per share:

Basic	$.10	$(0.01)	$0.20

Diluted	$.10	$(0.01)	$0.20

Shares used in determination of net income (loss) per share

Basic	12,943	12,943	12,943

Diluted	12,949	12,943	13,031

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Other
	Common Stock			Accumulated
			Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (loss)	Total

Thousands of shares/dollars

Balance at December 31, 1999	12,943	$56,326	$(52,792)	$(61)	$3,473

Foreign currency translation adjustment	—	—	—	(90)	(90)

Net income	—	—	2,580	—	2,580

Total comprehensive income					2,490

Options issued for services	—	24	—	—	24

Balance at December 31, 2000	12,943	56,350	(50,212)	(151)	5,987

Foreign currency translation adjustment	—	—	—	(23)	(23)

Net loss	—	—	(187)	—	(187)

Total comprehensive loss					(210)

Balance at April 30, 2001	12,943	56,350	(50,399)	(174)	5,777

Foreign currency translation adjustment	—	—	—	5	5

Net income	—	—	1,277	—	1,277

Total comprehensive income					1,282

Balance at April 30, 2002	12,943	$56,350	$(49,122)	$(169)	$7,059

The accompanying notes are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Four Months	Year
	Ended	Ended	Ended
	April 30,	April 30,	December 31,
	2002	2001	2000

$ in thousands

Cash flows from operating activities:

Net income (loss)	$1,277	$(187)	$2,580

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	154	33	171

Loss on disposal of equipment	15	1	231

Options issued for services	—	—	24

Changes in operating assets and liabilities:

Accounts receivable	(538)	410	(2,812)

Costs in excess of billings on uncompleted contracts	566	(771)	—

Inventories	1,675	(240)	81

Other assets	(281)	21	417

Accounts payable	(761)	891	(328)

Billings in excess of costs and estimated earnings on uncompleted contracts	472	(1,835)	33

Accrued payroll and related taxes	51	7	(207)

Payable to BLM	(44)	—	88

Other liabilities	(281)	(97)	106

Net cash provided by (used for) operating activities	2,305	(1,767)	384

Cash flows from investing activities:

Additions to equipment, furniture and fixtures	(170)	(172)	(354)

Certificate of deposit	—	245	(245)

Advance to Berjaya Lottery Management	—	(1,500)	—

Net cash used for investing activities	(170)	(1,427)	(599)

Effect of exchange rate changes on cash	5	(23)	(90)

Increase (decrease) in cash and cash equivalents	2,140	(3,217)	(305)

Cash and cash equivalents, beginning of year	3,279	6,496	6,801

Cash and cash equivalents, end of year	$5,419	$3,279	$6,496

Supplemental cash flow information:

Cash paid during the year for interest	$2	$—	$1

Cash paid during the year for income taxes	$10	$15	$79

The accompanying notes are an integral part of these consolidated statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2002 AND 2001

1.	OPERATIONS AND OTHER ORGANIZATIONAL MATTERS

         International Lottery & Totalizator Systems, Inc. (ILTS or Company) designs, manufactures, sells, manges, supports and services computerized wagering systems and terminals for the global on-line lottery and pari-mutuel racing industries. ILTS also provides facilities management services to organizations authorized to conduct on-line lotteries. ILTS's technology can be used in other transaction-processing applications, such as keno gaming and for toll turnpike systems utilizing automated ticket printer/readers. The Company has operations in Carlsbad, CA and Australia.

         The Company’s consolidated financial statements as of April 30, 2002 and 2001, and for the year ended April 30, 2002, the four-months ended April 30, 2001, and the year ended December 31, 2000 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to three months lead-time before delivery of hardware begins.

         At April 30, 2002, the Company had working capital of $6.6 million. Management recognizes that the Company must recover its investment in existing contracts and generate additional contract revenues to maintain its current level of operations. Based upon backlog and potential contracts, management believes that it will be successful in obtaining sufficient contracts to enable the Company to continue normal operations; however, no assurances can be given that the Company will continue to generate profitable operations. If the Company is unable to generate sufficient cash flow from operations, management will be required to reduce the Company’s operations and seek additional financing. Management believes that it can sharply reduce operating expenses in the event revenues fail to meet targeted levels, however, there can be no assurance that the Company will successfully implement these plans. Additionally, adequate financing, if needed, may not be available or at reasonable rates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions are eliminated.

         Revenue Recognition - The Company recognizes revenue using the percentage-of-completion method of accounting for long -term contracts (based upon shipment of products and performance of services), or on the completed contract method of accounting for long-term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Percentage of completion is determined by comparing the total estimated contract costs, including hardware, software and services to actual costs incurred to date under the contract. The percentage of completion can be affected by the delivery of significant contract components. Since both hardware and software can be sold separately without affecting functionality, all such cost are considered in computing total costs incurred. Additionally, a majority of the Company’s hardware is assembled by contract manufacturers and management considers the labor content as a component of project completion.

         For single element contracts (hardware or software), revenue is generally recognized upon shipment. Customer customization, add-ons and performance of services are recognized on the percentage of completion basis.

         Allowance for Doubtful Accounts - The allowance for doubtful accounts is developed based upon historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

         Use of Estimates - The preparation of financial statement, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Depreciation - Depreciation of equipment, furniture and fixtures is provided principally using the straight-line method over estimated useful lives of 3 — 7 years.

         Inventories - Inventories are composed of raw materials, work-in process and finished goods, which are stated at the lower of cost (using the first-in, first-out method) or market.

         Warranty Reserves - Estimated expenses for warranty obligations are accrued as revenue is recognized on related contracts. The reserves are adjusted periodically to reflect actual experience.

         Income Taxes - Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standard (SFAS) No. 109. Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

         Foreign Currency - The Company has contracts with certain customers that are denominated in foreign currencies, and related transaction gains and losses are recognized as a component of current operations. The consolidated accounts of the Company’s Australian and UK subsidiaries have been translated from their functional currencies, the Australian dollar and pound sterling, respectively. The effect of the exchange rate fluctuations between these currencies and the U.S. dollar are recorded as a component of other comprehensive income.

         Per Share Information - Basic net income (loss) per share is based on the weighted average number of shares outstanding during the year. In the 12 month periods ending April 30, 2002 and December 31, 2000, diluted net income per share includes stock options if their effect would be dilutive. In the 4 month transition period ended April 30, 2001, diluted net loss per share excludes the effect of stock options as the effect would have been anti-dilutive.

         Research and Development - Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing significant improvements.

         Concentration - Accounts receivable and costs in excess of billings on uncompleted contracts are primarily related to contracts with a few major customers. These amounts are payable in accordance with the terms of individual contracts and generally collateral is not required. Estimated credit losses are provided for in the consolidated financial statements. The Company conducts business in the Asia/Pacific region. Certain Asian countries have experienced severe economic turmoil represented by depressed business conditions and volatility in local currencies. Any significant further decline in these economies and in the value of their currencies could have a material adverse effect on the Company.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at April 30, 2002, April 30, 2001 and December 31, 2000, are investments in commercial paper totaling $3.4 million, $3.1 million and $5.9 million, respectively, which mature in May 2002, May 2001 and January 2001, respectively. The estimated fair value of these investments approximates the carrying value; therefore, there are no unrealized gains or losses.

         Certificate of Deposit - At December 31, 2000, the Company had a certificate of deposit bearing interest of 5.69% in the amount of $245,000 which matured in January 2001.

         Stock Options - As permitted, the Company has elected the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “ Accounting for Stock-Based Compensation”. Accordingly, the Company continues to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123.

         Major Customers - For the year ended April 30, 2002, two customers individually represented 50.7 % and 20.8% (a related party) of the Company’s total revenue. For the four-month transition period ended April 30, 2001, one customer represented 70.9% (a related party) of the Company’s total revenue. For the year ended December 31, 2000, two customers individually represented 60.1% and 18.8% of the Company’s total revenue. (See Note 3).

         Recent Accounting Pronouncements - In January 2002, the Emerging Issues Task Force (EITF) issued Topic D-103 stating that reimbursements received for out-of-pocket expenses incurred and charged to customers should be characterized as revenue in the income statement. Topic D-103 should be applied in financial reporting periods beginning after December 15, 2001. The Company has adopted Topic D-103 as of January 31, 2002, the effect of which was immaterial to the company’s financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” . This statement addresses financial accounting and reporting for business combinations, and supersedes AFB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

         In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets, and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. This statement is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Management does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

         Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentations.

3.	RELATED PARTY TRANSACTIONS

         Berjaya Lottery Management (H.K.) Ltd (BLM or parent) owns 71.4% of the outstanding voting stock of ILTS.

         The Company has entered into sales agreement to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. Revenues related to these agreements totaled $4.6 million, $3.1 million and $1.3 million for the year ended April 30, 2002, for the four-month period ended April 30, 2001, and for the year ended December 31, 2000, respectively. Included in accounts receivable was $68,000 and $11,000 at April 30, 2002 and April 30, 2001, respectively.

         During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM. Title to the inventory purchased resides with BLM; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf. A related party liability of $348,000 and $392,000 representing unpaid proceeds of BLM inventory sold to third-parties has been reflected as a related party liability in the accompanying consolidated balance sheets as of April 30, 2002 and 2001, respectively.

         In November 2001, a purchase order was received under the 1996 Agreement to supply Philippine Gaming Management Corporation (PGMC) with terminals. The sale generated limited cash to the Company, but decreased the amount of inventory purchased on behalf of BLM referenced above. Proceeds from the sale of terminals to PGMC were paid directly to BLM to reduce the BLM liability. PGMC also purchased an additional $251,000, $149,000, and

$568,000 in spares for the years ending April 30, 2002, four-months ended April 30, 2001 and December 21, 2000, respectively.

         In November 2000, the Company and Sports Toto Malaysia (STM), a related party and subsidiary of Berjaya Sports Toto Berhad, a subsidiary of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system is scheduled to go live in August 2002. Revenues totaling $3.7 million and $3.0 million were recognized on this contract in the fiscal year ending April 30, 2002 and the four-month transition period ending April 30, 2001, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts as of April 30, 2002 was $0.9 million. There was no outstanding accounts receivable as of April 30, 2002 on this contract.

         On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension provides that accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note was $4.6 million at April 30, 2002.

4.	CONTRACTS IN PROCESS

         The amounts by which total costs exceeded or were less than billings on uncompleted contracts are as follows (in thousands):

As of	April 30, 2002	April 30, 2001

Costs and estimated earnings on contracts in progress	17,958	5,854

Billings on contracts in progress	(18,660)	(5,518)

Total contracts in progress	$(702)	$336

Included in the accompanying consolidated balance sheets as follows:

Costs in excess of billings on uncompleted contracts	$205	$771

Billings in excess of costs and estimated earnings on uncompleted contracts	(907)	(435)

	$(702)	$336

5.	SIGNIFICANT CONTRACTS

         In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals will consist of new and refurbished units as well as kits for partial manufacturing. All new and refurbished terminals were delivered by April 30, 2002 and kits are scheduled for delivery by August 2003. Recognized revenue in the fiscal year ending April 30, 2002 was $9.3 million based upon percentage of completion. As of April 30, 2002, accounts receivable was $0.8 million and costs and estimated earnings in excess of billings on uncompleted contracts was $0.1 million. There was no activity in prior periods.

         In May 2001, an $0.8 million order for additional terminals was received from an existing customer. Recognized revenue in the fiscal year ending April 30, 2002 was $0.8 million. There was no outstanding Accounts Receivable as of April 30, 2002 on this contract.

         In November 2000, the Company signed a $2.0 million contract with a customer to provide an on-line lottery system and terminals. Pursuant to this contract, the Company recorded a $518,000 note receivable that was issued to partially finance the customer’s payments for the terminals to be delivered over the next two years. The note receivable had an annual interest rate of 10% and matured on October 30, 2004. Principal and interest payments were due to the Company monthly. When the note receivable was initially recorded, the Company also recorded deferred revenue for $518,000. Revenue on this contract was recognized in accordance with the percentage-of-completion method. In August 2001, the Company was notified by a customer that it had ceased the operation of its lottery effective August 1, 2001. The original contract value was $2.0 million of which $1.3 million of revenue had been recognized since the inception of the contract through July 31, 2001. The contract was terminated and the Company reached a settlement with the customer for outstanding accounts receivable of $311,000. All payments in accordance with the settlement negotiations were received during the three months ended October 31, 2001. In connection with the settlement, there was no outstanding balance associated with this contract as of October 31, 2001. Bad debt expense of $0.2 million was recognized in the quarter ended July 31, 2001.

         In November of 2000, the Company executed an agreement to supply extensive software and terminal hardware to a customer for $1.8 million. Recognized revenue in the fiscal year ending April 30, 2002 and the four-month transition period ending April 30, 2001 was $1.5 million and $0.4 million, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts as of April 30, 2002 was $0.1 million. Outstanding accounts receivable as of April 30, 2002 on this contract was $0.4 million.

6.	INVENTORIES

	April 30,	April 30,
Inventories were comprised of (in thousands), as of:	2002	2001

Raw materials	$320	$289

Work in process	80	—

Finished goods	6	1,792

	$406	$2,081

7.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share.

		Four
	Year ended	months ended	Year ended
	April 30,	April 30,	December 31,
(in thousands, except per share amounts) :	2002	2001	2000

Numerator:

Numerator for basic income (loss) per share – Income (loss) available to common stockholders	$1,277	$(186)	$2,580

Denominator:

Denominator for basic income (loss) per share – weighted average shares	12,943	12,943	12,943

Effect of dilutive securities: Stock option plans	6	—	88

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	12,949	12,943	13,031

Basic and diluted income (loss) per share	$0.10	$(0.01)	$0.20

Options to purchase 657,000, 672,000 and 710,000 shares of common stock ranging from $0.44 to $47.25 a share were outstanding during Fiscal 2002, 2001 and 2000, respectively. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on various future dates through April 2009 were still outstanding at April 30, 2002.

8.	INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

         The Company operates in one industry segment, which includes lottery and totalizator systems. The Company has an Australian subsidiary, International Lottery & Totalizator Systems Australia Pty., Ltd., and a United Kingdom subsidiary, ILTS UK Limited.

         Sales between geographic areas are generally priced to recover material costs plus an appropriate markup. Revenue by major customer location is as follows (in thousands):

		Four months	Year ended
	Year ended	ended	December 31,
Customer Location	April 30, 2002	April 30, 2001	2000

India	$9,215	$—	$—

Malaysia	5,231	3,037	1,160

Singapore	1,500	377	0

Philippines	771	149	1,090

Australia	449	68	805

Hong Kong	429	204	475

Sweden	258	175	4,540

Brazil	49	122	1,200

U.K.	—	—	14,485

All other	278	71	345

Total	$18,180	$4,203	$24,100

         The following table summarizes information about the Company’s operations in different geographic areas for the years ended as follows (in thousands):

	Year Ended April 30, 2002				Four Months Ended April 30, 2001

		Asia/				Asia/
	USA	Pacific	Europe	Consolidated	USA	Pacific	Europe	Consolidated

Sales to unaffiliated customers:

Export	$13,265	$—	$—	$13,265	$981	$—	$—	$981

Domestic	256	29	—	285	72	21	—	93

Sales to:

Australia subsidiary	—	—	—	—	17	—	—	17

Berjaya subsidiaries	4,630	—	—	4,630	3,130	—	—	3,130

ILTS U.S.	—	93	—	93	—	30	—	30

	18,151	122	—	18,273	4,200	51	51	4,250

Elimination of intercompany sales	—	(93)	—	(93)	(17)	(30)	—	(47)

Total revenue	$18,151	$29	$—	$18,180	$4,182	$21	$—	$4,203

Net income (loss)	$1,450	$(165)	$(8)	$1,277	$(99)	$(64)	$(24)	$(187)

Identifiable assets	$10,057	$75	$—	$10,132	$9,838	$91	$17	$9,946

	Year Ended December 31, 2000

		Asia/		Consoli-
	USA	Pacific	Europe	dated

Sales to unaffiliated customers:

Export	$20,079	$—	$—	$20,079

Domestic	132	409	2,188	2,729

Sales to:

Australia subsidiary	74	—	—	74

Berjaya subsidiaries	1,292	—	—	1,292

	21,577	409	2,188	24,174

Elimination of intercompany sales	(74)	—	—	(74)

Total revenue	$21,503	$409	$2,188	$24,100

Net income (loss)	$2,748	$(147)	$(21)	$2,580

Identifiable assets	$10,798	$216	$221	$11,235

9.	LEASES

         The Company leases certain equipment and its facilities in Carlsbad, California. The Carlsbad lease provides for annual rent increases and expires in January 2006. Rent expense for the year ended April 30, 2002, the four-month transition period ended April 30, 2001, and the year ended December 31, 2000 was $320,000, $109,000 and $439,000, respectively. Minimum future obligations for these leases are as follows: 2003 — $331,000; 2004 — $333,000; 2005 - $343,000; 2006 — $264,000.

10.	INCOME TAXES

         The components of the provision for income taxes are as follows (in thousands):

	Year ended	Four months ended	Year ended December
Years Ended,	April 30, 2002	April 30, 2001	31, 2000

Current:

Federal	$—	$—	$41

State	14	14	7

International	—	—	10

	$14	$14	$58

         The following is a reconciliation of the tax provision computed using the statutory federal and state income tax rates to the effective tax rate:

	Year ended	Four months ended	Year ended
	April 30, 2002	April 30, 2001	December 31, 2000

Expected Federal income tax provision (benefit)	$468	$(27)	$968

State taxes, net of federal benefit	37	(5)	—

Net operating losses	—	—	(968)

Change in valuation allowance	(600)	37	67

Other, net	109	9	(9)

	14	14	$58

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets are as follows (in thousands):

	April 30, 2002	April 30, 2001

Deferred tax assets:

Reserves and accruals	$710	$1,013

Net operating loss and credit carry forwards	19,712	19,884

Other	219	344

Deferred tax assets	20,641	21,241

Valuation allowance	(20,641)	(21,241)

Net deferred taxes	$—	$—

         The Company has Federal and California net operating loss carryforwards of approximately $56 million and $2 million, respectively, which begin to expire in 2013 and 2003, respectively, unless previously utilized. The difference between the Federal and California net operating loss carry forwards relates primarily to California’s statutory 45% annual reduction rule as well as previous expiration of California net operating losses due to the shorter five-year carryover period. The Company has provided a valuation allowance against its net deferred tax asset due to uncertainty regarding its realization.

         The Company also has Federal general business credit carry forwards of approximately $539,000 which will begin to expire in 2006.

         Pursuant to the Tax Reform Act of 1986, use of the Company’s business credit and net operating loss carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

11.	EMPLOYEE 401(k) PLANS

         The Company has a 401(k) plan, qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock for each fiscal year that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the year ended April 30, 2002, the four-month period ended April 30, 2001, or the year ended December 31, 2000. The Company also maintains another 401(k) plan in which Company or employee contributions are no longer made but long tenured employees maintain an account.

12.	STOCK OPTION PLANS

         The Company has a stock option plan, The 2000 Equity Participation Plan (2000 Plan), that was approved by the Board of Directors and shareholders, whereby options to purchase an initial 200,000 shares of the Company’s common stock was authorized. The number of options authorized for grant will increase January 1 of each plan year by three percent of the total number of outstanding shares of the Company’s common stock on that date subject to the limitation that the total number of shares of common stock subject to option under all plans shall not exceed ten percent of the total number of outstanding shares of common stock on that date.

         During the year ended April 30, 2002, the Company granted options to purchase 70,000 shares of the Company’s common stock to employees and directors. The options were issued at fair value and vest over five or ten years. During the first four-month period ended April 30, 2001, the Company granted options to purchase 12,000 shares of the Company’s common stock to employees. The options were issued at fair value and vest over ten years. During the year ended December 31, 2000, the Company granted options to purchase 34,000 shares of the Company’s common stock to employees and directors. The options were issued at fair value and vest over five years. At April 30, 2002, options for 193,000 shares were available for future grant.

         A summary of the Company’s stock option activity and related information for the year ended April 30, 2002, the four-month period ended April 30, 2001 and the year ended December 31, 2000 follows (options in thousands):

	April 30,		April 30,		December 31,
	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Years ended	Options	Price	Options	Price	Options	Price

Outstanding-beginning of year	672	$3.58	710	$3.46	746	$3.70

Granted	70	$0.97	12	$0.68	34	$0.59

Cancelled	(86)	$2.57	(50)	$1.18	(70)	$4.61

Outstanding-end of year	657	$3.44	672	$3.58	710	$3.46

Exercisable at end of year	409	$4.93	341	$5.93	343	$5.94

Weighted-average fair value of options granted during the year		$0.97		$0.68		$0.59

         Exercise prices for options outstanding as of April 30, 2002 ranged from $0.53 to $47.25. The weighted-average remaining contractual life of those options is approximately 5.66 years.

         The following table summarizes information about stock options at April 30, 2002 (shares in thousands):

	Outstanding Stock Options			Exercisable Stock Options

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
	Shares	Contractual Life	Price	Shares	Price

Range of Exercise Prices as of December 31, 2000

$0.5310 - $0.7600	35	5.83 years	$0.65	11	$0.62

$1.0000 - $1.0000	365	7.05 years	$1.00	153	$1.00

$1.0312 - $3.8445	169	4.39 years	$2.84	158	$2.97

$4.1250 - $47.2500	87	2.25 years	$15.91	87	$15.91

$0.5310 - $47.2500	657	5.66 years	$3.44	409	$4.93

         Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates 2.86% — 5.34%, 4.42% — 5.21% and 4.42% — 5.21%, respectively; dividend yields of 0% in all years; volatility factors of the expected market price of the Company’s common stock of 2.24 for 2002, of 2.08 for 2001 and 2.00 for 2000 and a weighted-average life of the option of 5.7, 6.5 and 7.2 years, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company’s pro forma information follows (in thousands, except per share amounts):

	2002	2001	2000

Reported net income (loss)	$1,277	$(186)	$2,580

Pro forma net income (loss)	$1,208	$(209)	$2,365

Reported net income (loss) per share – basic and diluted	$0.10	$(0.01)	$0.20

Pro forma net income (loss) per share – basic and diluted	$0.09	$(0.02)	$0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)(1)	Effective May 21, 2002, International Lottery & Totalizator Systems, Inc. (the “Company”) dismissed Arthur Andersen LLP (“Andersen”) as its independent public accountants. The Company’s Audit Committee and Board of Directors participated in and approved the decision to dismiss Andersen.

The reports of Andersen on the financial statements of the Company for the two fiscal years ended December 31, 2000 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope, or accounting principles.

During the two fiscal years ended December 31, 2000 and 1999, and the subsequent interim period through May 21,2002, there have been no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make a reference to the subject matter thereof in its report on the Company’s financial statements for such periods.

During the two fiscal years ended December 31, 2000 and 1999, and the subsequent interim period preceding the dismissal of Andersen, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows:

For the fiscal year ended December 31, 1999, Andersen noted that the Company had been without a formal CFO for an extended period of time resulting in a distinct lack in the monitoring control process specifically where it relates to financial reporting. The Company feels it has addressed Andersen’s concerns by providing adequate supervisory level assistance to accounting personnel responsible for financial reporting.

The Company’s Audit Committee discussed the subject matter of the foregoing event with Andersen. The Company has authorized Andersen to respond fully to the inquiries of the Company’s successor accountant concerning the subject matter of the foregoing event.

At the request of the Company, Andersen furnished a letter addressed to the SEC stating that it agrees with the above statements. A copy of such letter, dated May 22, 2002, is filed as Exhibit 16 to Form 8-K filed on May 22, 2002.

(a)(2)	The Company has engaged Grant Thornton LLP as its new independent accountants as of May 21, 2002. The Company’s Audit Committee approved the selection of Grant Thornton LLP as independent accountants, as directed by the Board of Directors. During the two fiscal years ended December 31, 2000, and the subsequent interim period through May 21, 2002, the Company has not consulted with Grant Thornton LLP regarding the matters described in, and required to be disclosed pursuant to, Item 304 (a)(2)(i) or Items 304(a)(2)(ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT

         The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

	(3)	(a)	Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form 10-K for the year ended December 31, 1994, File No. 0-10294)

		(b)	Articles of Incorporation as amended June 2, 1998, reflecting the three-for-one reverse stock split (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294)

		(c)	Articles of Incorporation as amended June 2, 1998, reflecting maximum indemnification for directors permitted by California law (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294)

		(d)	A By-law effective June 2, 1998, amendment relating to officers and directors indemnification and number of directors (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294)

	(10)	(a)	(i) Amendment to Promissory Note, Corporate Guarantee and Security Agreement dated October 15, 2001 between BLM and the Registrant in the amount of $1,500,000.

(ii) Amendment No. 2 to such Promissory Note between the parties dated March 11, 2002 extending the Term of the amended Note until 14 February 2003.

		(b)	Fourth Amendment to Lease for the Registrant’s facility in Carlsbad, California dated August 11, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294.)

		(c)	The Registrant’s 1988 Employee Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration Statement, File No. 33-34123, as filed on April 4, 1990)

		(d)	The Registrant’s 1990 Stock Incentive Plan (incorporated by reference to Form 10-K for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938)

		(e)	The Registrant’s 1997 Directors’ Stock Option Plan (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294)

		(f)	Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya’s stock ownership from 38.5% to 71.4% (incorporated by reference from ILTS’s Form 8-K filed on October 18, 1999)

		(g)	ILTS’s Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294)

	(18)		Change in Fiscal Year End to April 30.

	(21)		Subsidiaries of the Registrant

	(23.1)		Consent of Grant Thornton LLP, Independent Certified Public Accountants

	(23.1.1)		Consent of Independent Public Accountant

B. Reports on Form 8-K	(a)(1)	Effective May 21, 2002, International Lottery & Totalizator Systems, Inc. (the “Company”) dismissed Arthur Andersen LLP (“Andersen”) as its independent public accountants. The Company’s Audit Committee and Board of Directors participated in and approved the decision to dismiss Andersen.

The reports of Andersen on the financial statements of the Company for the two fiscal years ended December 31, 2000 and 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope, or accounting principles.

During the two fiscal years ended December 31, 2000 and 1999, and the subsequent interim period through May 21,2002, there have been no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make a reference to the subject matter thereof in its report on the Company’s financial statements for such periods.

During the two fiscal years ended December 31, 2000 and 1999, and the subsequent interim period preceding the dismissal of Andersen, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows:

For the fiscal year ended December 31, 1999, Andersen noted that the Company had been without a formal CFO for an extended period of time resulting in a distinct lack in the monitoring control process specifically where it relates to financial reporting. The Company feels it has addressed Andersen’s concerns by providing adequate supervisory level assistance to accounting personnel responsible for financial reporting.

The Company’s Audit Committee discussed the subject matter of the foregoing event with Andersen. The Company has authorized Andersen to respond fully to the inquiries of the Company’s successor accountant concerning the subject matter of the foregoing event.

At the request of the Company, Andersen furnished a letter addressed to the SEC stating that it agrees with the above statements. A copy of such letter, dated May 22, 2002, is filed as Exhibit 16 to Form 8-K filed on May 22, 2002.

	(a)(2)	The Company has engaged Grant Thornton LLP as its new independent accountants as of May 21, 2002. The Company’s Audit Committee approved the selection of Grant Thornton LLP as independent accountants, as directed by the Board of Directors. During the two fiscal years ended December 31, 2000, and the subsequent interim period through May 21, 2002, the Company has not consulted with Grant Thornton LLP regarding the matters described in, and required to be disclosed pursuant to, Item 304 (a)(2)(i) or Items 304(a)(2)(ii) of Regulation S-K.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	By:	/s/ M. Mark Michalko M. Mark Michalko President

Dated: July 26, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	July 26, 2002

/s/ M. Mark Michalko M. Mark Michalko	Director, President Principal Financial Officer	July 26, 2002

/s/ Alain K. K. Lee Alain K. K. Lee	Director	July 26, 2002

/s/ Frederick A. Brunn Frederick A. Brunn	Director	July 26, 2002

/s/ Ng Foo Leong Ng Foo Leong	Director	July 26, 2002

/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 26, 2002

/s/ Chan Kien Sing Chan Kien Sing	Director	July 26, 2002