Form 10KSB/A
period 2002-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2002-08-29
CIK 354813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)

☒	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2002

Commission file number 0-10294

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California	95-3276269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2131 Faraday Avenue Carlsbad, California	92008-7297
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (760) 931-4000
Registrant’s home page http://www.ilts.com

Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)
Common Shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 19, 2002 was approximately $2,195,107. Revenues for the year ended April 30, 2002 were $18,180,000.

Number of common shares outstanding at March 23, 2000 was 12,943,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Stockholders of the Registrant: Part II

Portions of the Proxy Statement for 2002 Annual Meeting of Stockholders: Part III

     Transitional Small Business Disclosure Format      Yes ☐   No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐

Part III

Pursuant to General Instruction E(3) of Form 10-KSB, the information required in Part III, which is not contained in Registrant’s Form 10-KSB filed on July 29, 2002, is herein provided in this Amendment No. 1 as follows:

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS and

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of November 1, 2002 by (i) each director and nominee for director of the Company, (ii) an executive officer, (iii) the executive officer and directors of the Company as a group and (iv) each person or entity who is a beneficial owner of more than 5% of the Company’s outstanding common shares. With respect to each director or nominee of the Company, the table also sets forth his age, the year he was first elected as a director, employment history for the past five years, and other directorships. With respect to the executive officer who is not a director, the table sets forth his age, position with the Company, and employment history for the past five years. For purposes of this proxy statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

			Percent
Name of Beneficial Owner	Amount		of Class

Frederick A. Brunn, 57, Director since 1989.	49,742	(A)	*
President from February 1994 to May 1997. Chief Executive Officer, San Diego Manufacturing Extension Center April 1998 to September 1999. Principal, California Motorcycle Tours, 1999 to December 2000. Vice President, San Diego Tech Center, Transcore, December 2000 to present.

Chan Kien Sing, 46, Director since June 1993.	13,336	(B)	*
Group Executive Director of Berjaya Group Berhad since 1990.

Theodore A. Johnson, 61, Director since 1979. President, Minnesota	31,942	(B)	*
Cooperation Office for Small Business and Job Creation, Inc. from 1980 to present. Director of Surgidyne, Inc. and Humanetics Corp. for at least the last five years.

M. Mark Michalko, 48, Director since February 1994.	103,933	(C)	*
President since May 1997, Executive Vice President from February 1994 to May 1997.

Alain K. K. Lee, 46, Director since May 1999. Executive Vice President, Roadhouse Grill, Inc. since July 1998 and Director since January 1998. Director of several companies affiliated with Berjaya, Berjaya Group Chief Financial Officer and General Manager of several Berjaya Group subsidiary companies from 1990 to 1997.	6,667	(D)	*

Ng Foo Leong, 51, Director since June 1993.	13,336	(B)	*
Executive Director, Sports Toto Malaysia Sdn. Bhd., a lottery gaming company, from 1985 to present.

Martin J. O’Meara, Jr., 73, Director since 1979.	124,778	(B)	*
President, The Budget Plan, Inc., a privately owned company engaged in the consumer loan business, and has been so employed for more than five years.

			Percent
Name of Beneficial Owner	Amount		of Class

Timothy R. Groth, 53, Vice President, Technical Operations since 1994.	44,224	(C)	*

All directors and executive officers as a group (8 persons)	387,958	(A)(B)(C)(D)	3.3%

Berjaya Lottery Management (H.K.) Limited (BLM)	9,245,317	(E)	71.4%

(A)	Includes 39,336 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of September 16, 2002.

(B)	Includes 13,336 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of September 16, 2002.

(C)	Includes 96,419 and 37,919 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of September 16, 2002 by Mr. Michalko and Mr. Groth respectively.

(D)	Includes 6,667 common shares issuable upon exercise of outstanding stock options that are exercisable within 60 days of September 16, 2002.

(E)	Chan Kien Sing, Alain K. K. Lee and Ng Foo Leong are employees of an affiliate of BLM. All three individuals disclaim beneficial ownership of such shares. BLM’s business address is Level 11, Menara Berjaya RL Plaza, Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

*	Less than one percent of the outstanding common shares.

During the period May 1, 2001 to April 30, 2002, four meetings of the Board of Directors were held. Each incumbent director attended all meetings of the Board of Directors held during the year in which he was a director, except that Chan Kien Sing and Alain Lee missed one meeting and Ng Foo Leong missed three meetings.

The Board has an Executive Committee, which consists of Messrs. Chan, Johnson, Lee and Michalko. The Executive Committee held two meetings during the year. The Executive Committee may exercise all the authority of the Board in the management of the Company except for matters expressly reserved by law for board action.

The Board has an Executive Compensation Committee (the “Compensation Committee”) consisting of Messrs. Chan, Johnson and Lee. The Compensation Committee held two meetings during the year. Its function is to establish compensation for all executive officers of the Company and to administer the Company’s stock option plans.

The Board has an Audit Committee consisting of Messrs. Johnson, Lee and O’Meara. The Audit Committee held six meetings during the year. The Audit Committee reviews and evaluates internal auditing controls and recommends to the Board a firm of independent public accountants to serve as auditors. The Audit Committee reviews the periodic SEC filings with such auditors and the scope and result of their audit, fees for services and independence in servicing the Company. Director Lee, an employee of an affiliate of BLM, may not be considered to be an independent member of the Audit Committee under the Securities and Exchange Commission applicable rules relating to audit committees

The Board has a Nominating Committee consisting of Messrs. Chan, Johnson and Michalko. The Nominating Committee held one meeting during the year. The Nominating Committee seeks out, evaluates and recommends to the Board qualified nominees for election as directors of the Company and considers other matters pertaining to the size and composition of the Board. The Nominating Committee will give appropriate consideration to qualified persons recommended by shareholders for nomination as directors provided that such recommendations are accompanied by information sufficient to enable the Nominating Committee to evaluate the qualifications of the nominee.

The Affiliations Committee reviews and approves the fairness to the Company of any transactions between the Company and Berjaya. The members of the Committee are Messrs. O’Meara, Brunn, Johnson and Michalko. The Affiliations Committee held four meetings during the year.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows, for the fiscal year ending April 30, 2002 and calendar years ended December 31, 2000 and 1999, the compensation earned by the Chief Executive Officer and the only executive officer of the Company earning in excess of $100,000 during such years (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long Term
	Annual Compensation				Compensation Awards

					Awards

	Fiscal				Number of	All Other
Name and Principal Position(s)	Year	Salary(1)	Bonus		Options(3)	Compensation(4)

M. Mark Michalko	2002	$173,593	$57,750	(2)
President, Chief	2000	$167,674	$24,750	*	–	–
Executive Officer and Director	1999	$151,421	–		65,000	–
Timothy R. Groth	2002	$143,627	$47,250	(2)
Vice President,	2000	$138,275	$20,050	*	–	–
Technical Operations	1999	$122,762	–		30,000	–

*	Paid in May 2001

(1)	Perquisites in fiscal year ending April 30, 2002 and fiscal calendar years 2000 and 1999 are included under salary and did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any such officer.

(2)	Bonus amounts paid in March 2002 relate to a portion of a bonus earned with respect to the fiscal year ending December 31, 2000 for Messrs. Michalko and Groth. No bonus amount has been paid for the 4-month transaction period ending April 30, 2001 or for the fiscal year ending April 30, 2002.

(3)	All awards are incentive stock options granted pursuant to the Company’s 1990 Employee Stock Option Plan.

(4)	There have been no Company matching contributions to the employee 401(k) plan since 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

BLM owns 71.4% of the outstanding voting stock of ILTS.

ILTS has entered into sales agreement to supply terminals, spares and services to entities in which BLM has a significant equity interest. Revenues related to these agreements totaled $4.6 million for the year ended April 30, 2002. Included in accounts receivable was $68,000 at April 30, 2002.

During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM. Title to the inventory purchased resides with BLM. ILTS has a related party liability of $348,000 representing unpaid proceeds to BLM of BLM inventory sold to third-parties as of April 30, 2002.

In November 2001, a purchase order was received under the 1996 Agreement to supply Philippine Gaming Management Corporation (PGMC) with terminals. The sale generated limited cash to the Company, but decreased the amount of inventory purchased on behalf of BLM referenced above. Proceeds from the sale of terminals to PGMC were paid directly to BLM to reduce the BLM liability. PGMC also purchased an additional $251,000 in spare parts for the year ending April 30, 2002.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and also an affiliate of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system went live in August 2002. Revenues totaling $3.7 million were recognized on this contract in the fiscal year ending April 30, 2002. There was no outstanding accounts receivable as of April 30, 2002 on this contract.

On February 12, 2001, the Affiliations Committee of the Board approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension provides that accrued interest will be paid within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note is $4.6 million at April 30, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Section A (10) is amended as follows:

A	Exhibits

	(10)	(a)	(i) Amendment to Promissory Note, Corporate Guarantee and Security Agreement dated October 15, 2001 between BLM and the Company in the amount of $1,500,000.

(ii) Amendment No. 2 to such Promissory Note between the parties dated March 11, 2002 extending the Term of the amended Note until 14 February 2003.

		(b)	Fourth Amendment to Lease for the Company’s facility in Carlsbad, California dated August 11, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294.)

		(c)	The Company’s Form S-3 No. 33-79939 effective May 10, 1994 relating to the issuance of Company’s shares to Berjaya Lottery Management (H.K.) Ltd.

		(d)	The Company’s 1990 Stock Incentive Plan (incorporated by reference to Form 10-K for the year ended December 31, 1990), File No. 33-40868 and No. 33-78194.

		(e)	The Company’s 1997 Directors’ Stock Option Plan (incorporated by reference to Form 10-K for the year ended December 31, 1998), File No. 33-69008.

		(f)	Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya’s stock ownership from 38.5% to 71.4% (incorporated by reference from the Company’s Form 8-K filed on October 18, 1999).

		(g)	Company’s Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

By:	/s/ M. Mark Michalko

M. Mark Michalko President

Dated: August 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	August 26, 2002

/s/ M. Mark Michalko M. Mark Michalko	Director, President Principal Financial Officer	August 26, 2002

/s/ Alain K.K. Lee Alain K. K. Lee	Director	August 26, 2002

/s/ Frederick A. Brunn Frederick A. Brunn	Director	August 26, 2002

/s/ Ng Foo Leong Ng Foo Leong	Director	August 26, 2002

/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	August 26, 2002

/s/ Chan Kien Sing Chan Kien Sing	Director	August 26, 2002