Form 10QSB
period 2002-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2002-09-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of September 9, 2002, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Index

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (Unaudited)	3

	Consolidated Statements of Operations (Unaudited)	4

	Consolidated Statements of Cash Flows (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	SIGNATURES	14

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)

July 31,
(Amounts in thousands, except share amounts)	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,772
Accounts receivable, net of allowance for doubtful accounts of $73	1,794
Costs and estimated earnings in excess of billings on uncompleted contracts	86
Inventories, net	979
Note receivable from parent	1,285
Other current assets	231

Total current assets	8,147
Equipment, furniture and fixtures, net	419
Other noncurrent assets	100

$8,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481
Billings in excess of costs and estimated earnings on uncompleted contracts	922
Accrued payroll and related taxes	555
Warranty reserve	318
Payable to parent	130
Accrued contract loss	245
Other current liabilities	203

Total current liabilities	2,854
Deferred lease	93

2,947

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(50,463)
Accumulative other comprehensive loss	(168)

Total shareholders’ equity	5,719

$8,666

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three-months Ended
(Amounts in thousands, except per share amounts)	July 31,

	2002	2001

Revenues:
Product sales	$942	$4,147
Services	25	58

	967	4,205

Cost of revenues:
Cost of sales of products	977	3,352
Cost of services	29	6

	1,006	3,358

Gross profit (loss)	(39)	847
Engineering, research and development expenses	335	109
Selling, general and administrative expenses	1,016	1,264

Loss from operations	(1,390)	(526)

Other income (expense):
Interest income, net	52	42
Other expense	(4)	(2)

Net loss	$(1,342)	($486)

Net loss per share:
Basic	($0.10)	($0.04)

Diluted	($0.10)	($0.04)

Number of shares used in computation of net loss per share
Basic	12,943	12,943

Diluted	12,943	12,943

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three-months Ended
(Amounts in thousands)	July 31,

	2002	2001

Cash flows from operating activities:
Net loss	($1,342)	($486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38	35
Loss on disposal of equipment	5	—
Changes in assets and liabilities:
Accounts receivable	(83)	617
Costs and estimated earnings in excess of billings on uncompleted contracts	119	424
Inventories	(573)	(326)
Other notes receivable	—	(15)
Other assets	152	103
Accounts payable	(5)	(494)
Billings in excess of costs and estimated earnings on uncompleted contacts	15	835
Accrued payroll and related taxes	83	62
Payable to parent	(4)	—
Warranty reserves	16	(1)
Other liabilities	(14)	35

Net cash provided by used in) operating activities	(1,593)	789

Cash flow from investing activities:
Additions to equipment	(55)	(39)

Effect of exchange rate changes on cash	1	(1)

Increase (decrease) in cash and cash equivalents	(1,647)	749
Cash and cash equivalents at beginning of period	5,419	3,279

Cash and cash equivalents at end of period	$3,772	$4,028

Supplemental cash flow information:
Cash paid for interest	$3	$—
Cash paid for income taxes	$1	$3

Supplemental disclosure of non-cash items: During the three-months ended July 31, 2002, the Company offset $215 of Payables due to parent against Receivable due from parent.

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows have been included.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 filed with the SEC on July 29, 2002.

The Company’s consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

2. Summary of Significant Accounting Policies

     REVENUE RECOGNITION — The Company’s revenues are generated from product sales and services. Product sales include primarily software and hardware which can be sold individually or as a system. Revenue recognition is governed by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Per SOP 97-2, if the arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the vendor’s fee is fixed or determinable; and

•	collectibility is probable.

If the criteria of SOP 97-2 cannot be met, the Company recognizes revenue using the percentage-of —completion method of accounting for long-term contracts (based upon shipment of products and performance of services), or on the completed contract method of accounting for long-term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Percentage of completion is determined by comparing the total estimated contract costs, including hardware, software and services to actual costs incurred to date under the contract. The percentage of completion can be affected by the delivery of significant contract components. Since both hardware and software can be sold separately without affecting functionality, all such cost are considered in computing total costs incurred. Additionally, a majority of the Company’s hardware is assembled by contract manufacturers and management considers the labor content as a component of project completion.

For single element contracts (hardware or software), revenue is generally recognized upon shipment. Customer customization, add-ons and performance of services are recognized on the percentage of

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

completion basis.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS — The allowance for doubtful accounts is developed based upon historical write off experience and any known specific issues or disputes which exist as of the balance sheet date.

     USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     WARRANTY RESERVES — Estimated expenses for warranty obligations are accrued as income is recognized on related contracts. The reserves are adjusted periodically to reflect actual experience.

     FOREIGN CURRENCY — The Company has contracts with certain customers that are denominated in foreign currencies, and related transaction gains and losses are recognized as a component of current operations. The consolidated accounts of the Company’s Australian subsidiary and UK subsidiaries have been translated from their functional currency, the Australian dollar and pound sterling, respectively. The effect of the exchange rate fluctuations between the U.S. dollar, the Australian dollar and the Pound Sterling are recorded as a component of comprehensive income.

     PER SHARE INFORMATION — Basic net loss per share is based on the weighted average number of shares outstanding during the three-months ended July 31, 2002 and 2001. In both 2002 and 2001, diluted net loss per share excludes the effect of 4,000 and 9,000 stock options, respectively, as their effect would have been anti-dilutive.

3. Related Party Transactions

Berjaya Lottery Management (H.K.) Ltd (BLM) owns 71.4% of the outstanding voting stock of ILTS.

The Company has entered into sales agreement to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. Revenues related to these agreements totaled $0.2 million and $3.1 million for the three-month period ended July 31, 2002 and 2001, respectively. Accounts receivable, under these related contracts, was $98,000 at July 31, 2001. There were no accounts receivable balances from BLM at July 31, 2002.

     During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM. Title to the inventory purchased resides with BLM; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on BLM’s behalf. During the first quarter of fiscal year 2003, $215,000 of the liability to the parent was offset against the note receivable due from the parent with the approval of BLM (see below). The balance of the liability to parent as of July 31, 2002 was $130,000.

     On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million note

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension provides that accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note was $2.7 million at July 31, 2002. The loan balance is $1.3 million as of July 31, 2002 after the reduction in principle of $215,000 discussed in the preceding paragraph.

4. Comprehensive Loss

The Company accounts for comprehensive loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows (in thousands):

	Three-months
	Ended
	July 31,

	2002	2001

Net loss	$(1,342)	$(486)
Foreign currency translation adjustment	1	—

Comprehensive loss	$(1,341)	$(486)

5. Significant Contracts

In July of 2002, the Company executed an agreement for terminals with an existing customer. The value of the contract is $283,000 with delivery expected in the third quarter of fiscal year 2003.

In May 2002, the Company executed three agreements with an existing customer for various software and services. The combined value of the contracts is $862,000. Delivery under these contracts is expected in the second quarter of fiscal year 2003.

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals consist of new and refurbished units as well as kits for partial manufacturing. All new and refurbished terminals were delivered by April 30, 2002. The remaining backlog under this contract is for kits with a minimum approximate value of $8.5 million which are scheduled for delivery by August 2003. There was no recognized revenue under the contract for the three-month period ending July 31, 2002. As of July 31, 2002, accounts receivable under the contract was $1.0 million and has subsequently been collected. There was no activity in the prior period ending July 31, 2001.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and an affiliate of Berjaya Sports Toto Berhad, also an affiliate of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system went live in August 2002. Revenues related to these agreements totaled $0.2 million and $3.1 million for the three-month period ended July 31, 2002 and 2001, respectively. Billings in excess of revenues as of July 31, 2002 was $0.7 million. There was no outstanding account receivable balance as of July 31, 2002 on this contract.

Also in November of 2000, the Company executed an agreement to supply extensive software and terminal hardware to a customer for $1.8 million. Revenues of $0.5 million were recognized on this contract in the three-month period ending July 31, 2001. There was no revenue recognized in the current three-month period ended July 31, 2002. Outstanding accounts receivable as of July 31, 2002 on this contract was $0.4 million.

6. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share.

	Three-months ended
(in thousands, except per share amounts):	July 31,

	2002	2001

Numerator:
Numerator for basic loss per share — Net loss available to common stockholders	$(1,342)	$(486)

Denominator:
Denominator for basic loss per share — weighted average shares	12,943	12,943
Effect of dilutive securities: Stock option plans	—	—

Denominator for diluted loss per share — adjusted weighted average shares and assumed conversions	12,943	12,943

Basic and diluted loss per share	$(0.10)	$(0.04)

7. Litigation

There was no litigation as of July 31, 2002.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SUMMARY OF SIGNIFICANT DEVELOPMENTS

In July of 2002, the Company executed an agreement for terminals with an existing customer. The value of the contract is $283,000 with delivery expected in the third quarter of fiscal year 2003.

In May 2002, the Company executed three agreements with an existing customer for various software and services. The combined value of the three contracts is $862,000. Delivery of these contracts is expected in the second quarter of fiscal year 2003.

CRITICAL ACCOUNTING POLICIES

The Company’s revenues are generated from product sales and services. Product sales include primarily software and hardware which can be sold individually or as a system. Revenue recognition is governed by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Per SOP 97-2, if the arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the vendor’s fee is fixed or determinable; and

•	collectibility is probable.

If the criteria of SOP 97-2 cannot be met, the Company recognizes revenue using the percentage-of —completion method of accounting for long-term contracts (based upon shipment of products and performance of services), or on the completed contract method of accounting for long-term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Percentage of completion is determined by comparing the total estimated contract costs, including hardware, software and services to actual costs incurred to date under the contract. The percentage of completion can be affected by the delivery of significant contract components. Since both hardware and software can be sold separately without affecting functionality, all such cost are considered in computing total costs incurred. Additionally, a majority of the Company’s hardware is assembled by contract manufacturers and management considers the labor content as a component of project completion.

For single element contracts (hardware or software), revenue is generally recognized upon shipment. Customer customization, add-ons and performance of services are recognized on the percentage of completion basis.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

RESULTS OF OPERATIONS

Three-months Ended July 31, 2002 vs. July 31, 2001

Revenues: Product sales in the three-month period ending July 31, 2002 were $1.0 million compared to $4.1 million for the same period in 2001. In the three-months ended July 31, 2002, contract revenue of $0.4 million was recognized from two different customers. The prior period included $3.6 million in contract revenue primarily from two customers. Sales from terminal spares for the three-months ended July 31, 2002 and 2001 was $0.6 million and $0.5 million respectively. The backlog of $9.2 million primarily consists of kits. The majority of the backlog is expected to be recognized as revenue in the current year.

Service revenues were $25,000 for the three-months ended July 31, 2002 and $58,000 for the comparable three-month period in 2001. The prior period included $30,000 from a customer which ceased operations in August of 2001.

Gross Profit: The gross profit on product sales for the three-month period ending July 31, 2002 was a loss of $35,000 compared with a gross profit on product sales of $795,000 for the same period in 2001. Gross profit on contract work dropped $679,000 from the three-month period ending July 31, 2001 to the comparable three-month period in 2002. The decrease is primarily related to the lack of contract revenue in the current period. Additionally, the Company expensed $95,000 in the current three-month period for contract warranty work completed during the quarter. Other product costs also increased $157,000 over the prior period due to non-revenue producing projects, such as continuous engineering work to reduce future terminal costs. Gross profit on service revenues for the three-month period ending July 31, 2002 was a loss of $4,000 compared to a profit of $52,000 for the same period in 2001. The current loss was due to expenses in the Australian subsidiary. Additionally, one customer, which contributed service revenues of $30,000 in the prior period, ceased operations in August of 2001.

Engineering, Research & Development: Engineering, research and development expenses for the three-month period ending July 31, 2002 were $335,000 compared to $109,000 for the comparable three-month period in 2001. R&D expense typically increases when project work is slow. Additionally, there are new functionalities to our software being requested by the market. Expense levels are expected to be consistent with the current three-month period.

Selling, General & Administrative: Selling, general and administrative expenses for the three- month period ending July 31, 2002 was $1.1 million compared to $1.3 million for the period in 2001. The decrease of $200,000 represents bad debt expense recorded in 2001. There is no bad debt expense in 2002. SG&A expenses are expected to be slightly higher than the prior year.

Other Income: Interest income was $52,000 for the three-month period ended July 31, 2002 compared to $42,000 for the 2001 period. In 2002, $33,000 of interest was from the outstanding note to the parent. The remaining amounts in both periods consisted of interest income generated from cash balances.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended July 31, 2002, the cash and cash equivalents for the Company

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

decreased $1.6 million driven substantially by operating activities. The net loss from operations was $1.3 million for the three-month period. Operating profits are expected for the remainder of the year based on existing back log of $9.2 million, which is expected to generate additional cash.

Significant uses of cash in the three-month period ended July 31, 2002 were the net operating loss of $1.3 million and $573,000 increase in inventory. Inventory balances are increasing as terminal parts are being purchased against the backlog for deliveries over the next six months. Subsequent to July 31, 2002, the Company received cash of $1.7 million from various contracts primarily decreasing accounts receivable.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension provides that accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note was $2.7 million at July 31, 2002. The loan balance is $1.3 million as of July 31, 2002 due a reduction in principle of $215,000 based on a liability of ILTS payable to the parent.

Management anticipates that it will be successful in obtaining sufficient product or service contracts to enable the Company to continue normal operations through the next 12 months based on continued marketing activities. However, this activity in no way ensures that the Company will earn new contracts. Sources of cash over the next 12 months are expected to come from current contracts and spares revenue estimated from historical sales. Repayment of the $1.3 million loan from BLM is due in February of 2003. Uses of cash will be for normal operating expenses and costs associated with contract execution.

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

The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the balance sheet of the Company in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

stockholders’ equity reported by the Company. The Company recognized a foreign exchange loss of $3,000 for the three-month period ended July 31, 2002 and a loss of $2,000 for the three-month period ended July 31, 2001.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

None

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

Date: September 12, 2002