Form 10QSB
period 2002-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2002-12-13
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

As of December 9, 2002, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands, except share amounts)

October 31,
2002

ASSETS
Current assets:
Cash and cash equivalents	$3,092
Accounts receivable, net of allowance for doubtful accounts of $223	2,285
Costs and estimated earnings in excess of billings on uncompleted contracts	184
Inventories, net	2,960
Note receivable from parent	1,285
Other current assets	192

Total current assets	9,998
Equipment, furniture and fixtures, net	581
Other noncurrent assets	100

$10,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,301
Billings in excess of costs and estimated earnings on uncompleted contracts	1,001
Accrued payroll and related taxes	513
Warranty reserve	290
Payable to parent	126
Accrued contract loss	245
Other current liabilities	115

Total current liabilities	4,591
Deferred lease	91

4,682

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(50,185)
Accumulative other comprehensive loss	(168)

Total shareholders’ equity	5,997

$10,679

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Revenues:
Product sales	$6,033	$6,342	6,975	$10,489
Services	30	25	55	84

	6,063	6,367	7,030	10,573

Cost of revenues:
Cost of sales of products	4,467	3,688	5,444	7,039
Cost of services	24	5	53	12

	4,491	3,693	5,497	7,051

Gross profit	1,572	2,674	1,533	3,522
Engineering, research and development expenses	198	513	532	622
Selling, general and administrative expenses	1,142	913	2,158	2,177

Profit (loss) from operations	232	1,248	(1,157)	723

Other income (expense):
Interest income, net	48	32	97	74
Other	2	—	(4)	3

Net profit (loss)	$278	$1,280	$(1,064)	$794

Net profit (loss) per share:
Basic	$0.02	$0.10	($0.08)	$0.06

Diluted	$0.02	$0.10	($0.08)	$0.06

Number of shares used in computation of net profit (loss) per share
Basic	12,943	12,943	12,943	12,943

Diluted	12,943	12,943	12,944	12,948

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six-months Ended
	October 31,

	2002	2001

Cash flows from operating activities:
Net profit (loss)	($1,064)	$794
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	86	71
Loss on disposal of equipment	5	1
Changes in assets and liabilities:
Accounts receivable	(573)	(2,110)
Costs and estimated earnings in excess of billings on uncompleted contracts	21	(35)
Inventories	(2,554)	1,884
Other assets	191	222
Accounts payable	1,815	(764)
Billings in excess of costs and estimated earnings on uncompleted contacts	93	617
Accrued payroll and related taxes	40	62
Payable to parent	(7)	—
Warranty reserve	(13)	—
Other liabilities	(103)	(78)

Net cash provided by (used in) operating activities	(2063)	664

Cash flow from investing activities:
Additions to equipment	(265)	(93)

Effect of exchange rate changes on cash	1	(3)

Increase (decrease) in cash and cash equivalents	(2,327)	568
Cash and cash equivalents at beginning of period	5,419	3,279

Cash and cash equivalents at end of period	$3,092	$3,847

Supplemental cash flow information:
Cash paid for interest	$3	$—
Cash paid for income taxes	$5	$17

Supplemental disclosure of non-cash items: During the six-months ended October 31, 2002, the Company offset $215 of Payables due to parent against Receivable due from parent.

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2002

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

2. Summary of Significant Accounting Policies

     REVENUE RECOGNITION — The Company’s revenues are generated from product sales and services. Product sales include primarily software and hardware which can be sold individually or as a system. Software revenue recognition is governed by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Per SOP 97-2, if the arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the vendor’s fee is fixed or determinable; and

•	collectibility is probable.

If the criteria of SOP 97-2 cannot be met, the Company recognizes software revenue using the percentage-of-completion method of accounting for long-term contracts (based upon shipment of products and performance of services), or on the completed contract method of accounting for long-term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Percentage of completion is determined by comparing the total estimated contract costs, including hardware, software and services to actual costs incurred to date under the contract. The percentage of completion can be affected by the delivery of significant contract components. Since both hardware and software can be sold separately without affecting functionality, all such costs are considered in computing total costs incurred. Additionally, a majority of the Company’s hardware is assembled by contract manufacturers and management considers the labor content as a component of project completion.

For single element contracts (hardware or software), revenue is generally recognized upon shipment. Customer customization, add-ons and performance of services are recognized on the percentage of completion basis.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2002

     ALLOWANCE FOR DOUBTFUL ACCOUNTS — The allowance for doubtful accounts is estimated based upon historical write off experience and any known specific issues or disputes which exist as of the balance sheet date.

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

     WARRANTY RESERVES — Estimated expenses for warranty obligations are accrued as revenue is recognized on related contracts. Warranty reserves are adjusted periodically to reflect actual experience.

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

3. Related Party Transactions

Berjaya Lottery Management (H.K.) Ltd (BLM) owns 71.4% of the outstanding voting stock of ILTS.

The Company has entered into sales agreement to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. Revenues related to these agreements totaled $431,000 and $640,000 for the three-month period ended October 31, 2002 and 2001, respectively. Revenues for the six-month period ended October 31, 2002 and 2001 were $661,000 and $3.9 million, respectively, related to these agreements. Accounts receivable, under these related contracts were $326,000 at October 31, 2002.

During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM. Title to the inventory purchased resides with BLM; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on BLM’s behalf. During the first half of fiscal year 2003, $215,000 of the liability to the parent was offset against the note receivable due from the parent with the approval of BLM (see below). The balance of the liability to parent as of October 31, 2002 was $126,000.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 13, 2001.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2002

In August 2001, the Affiliations Committee approved the extension of the $1.5 million note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension provides that accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note was $2.2 million at October 31, 2002. The loan balance is $1.3 million as of October 31, 2002 after the reduction in principle of $215,000 discussed in the preceding paragraph.

4. Comprehensive Profit (Loss)

The Company accounts for comprehensive profit (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive profit (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2002	2001	2002	2001

Net profit (loss)	$278	$1,280	$(1,064)	$794
Foreign currency translation adjustment	—	(2)	1	(3)

Comprehensive profit (loss)	$278	$1,278	$(1,063)	$791

5. Significant Contracts

In July of 2002, the Company executed an agreement to sell terminals to an existing customer. The value of the contract is $283,000 with delivery expected in the third quarter of fiscal year 2003.

In May 2002, the Company executed three agreements with an existing customer for various software and services. The combined value of the contracts is $862,000. Delivery under these contracts is expected in the second and third quarters of fiscal year 2003. Revenue recognized in the three and six month periods ending October 31, 2002 was $437,000 and $684,000, respectively. There was no outstanding account receivable as of October 31, 2002 on these contracts.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2002

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals consist of new and refurbished units as well as kits for partial manufacturing. All new and refurbished terminals were delivered by April 30, 2002. The remaining backlog under this contract is for kits with a minimum approximate value of $8.5 million, which are scheduled for delivery by August 2003. As part of this contract, an order for kits with a value of $4.4 million was received and shipped in the three-month period ended October 31, 2002, all of which was recognized as revenue during the quarter, and the outstanding account receivable was $1.1 million at October 31, 2002. A second order for kits, from the existing contract, was received with a value of $3.8 million. This order is scheduled for delivery in the third quarter of fiscal year 2003. The Company has determined that these orders satisfy the requirements of the original contract.

Subsequent to the end of the quarter, the Company obtained a new kit order from the same customer with a value of $14.2 million. A substantial portion of the delivery is scheduled in fiscal year 2003.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and an affiliate of Berjaya Sports Toto Berhad, also an affiliate of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system went live in August 2002. Revenues related to these agreements totaled $0.2 and $0.5 million for the three-month period ended October 31, 2002 and 2001, respectively and $0.4 and $3.6 million for the six months ended October 31, 2002 and 2001, respectively. Billings in excess of revenues as of October 31, 2002 was $0.7 million. There was an outstanding account receivable balance as of October 31, 2002 of $0.2 million on this contract.

Also in November of 2000, the Company executed an agreement to supply extensive software and terminal hardware to a different customer for $1.8 million. Revenues of $0.6 and $1.1 million were recognized on this contract in the three and six month periods ending October 31, 2001. There was no revenue recognized in the current three and six month periods ended October 31, 2002. Outstanding accounts receivable as of October 31, 2002 on this contract was $0.4 million.

6. Major Customers

For the three-month and six-month periods ending October 31, 2002, one customer represented 84% and 75%, respectively of the Company’s total revenue. For the three-month period ending October 31, 2001, one customer represented 61% of the Company’s total revenue. Three customers individually represented 36%, 35% (a related party) and 11% of the Company's total revenue for the six-month period ending October 31, 2001. (See Note 3.)

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2002

7. Net Profit (Loss) Per Share

     The following table sets forth the computation of basic and diluted profit (loss) per share.

	Three Months		Six Months
(in thousands, except per share amounts):	Ended		Ended
	October 31,		October 31,
	2002	2001	2002	2001

Numerator:
Numerator for basic profit (loss) per share -
Net profit (loss) available to common stockholders	$278	$1,280	$(1,064)	$794

Denominator:
Denominator for basic profit (loss) per share - weighted average shares	12,943	12,943	12,944	12,943
Effect of dilutive securities:
Stock option plans	—	—	1	5

Denominator for diluted profit (loss) per share - adjusted weighted average shares and assumed conversions	12,943	12,943	12,944	12,948

Basic and diluted profit (loss) per share	$0.02	$0.10	$(0.08)	$0.06

At October 31, 2002, options to purchase 635,038 shares of Company common stock, at prices ranging from $.63 to $47.25 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options, which expire on various future dates through June 2011, were still outstanding at October 31, 2002.

8. Litigation

There was no outstanding litigation as of October 31, 2002.

9. Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement requires that a liability for a cost associated with and exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The discussion in this filing, contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company’s products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2002.

SUMMARY OF SIGNIFICANT DEVELOPMENTS

As part of an existing contract, , an order for kits with a value of $4.4 million was received and shipped in the three-month period ended October 31, 2002, all of which was recognized as revenue during the quarter and the outstanding account receivable was $1.1 million at October 31, 2002. A second order for kits, from the existing contract, was received with a value of $3.8 million. This order is scheduled for delivery in the third quarter of fiscal year 2003. The Company has determined that these orders satisfy the requirements of the original contract.

Subsequent to the end of the quarter, the Company obtained a new kit order from the same customer with a value of $14.2 million with a substantial portion of the delivery scheduled in fiscal year 2003.

CRITICAL ACCOUNTING POLICIES

The Company’s revenues are generated from product sales and services. Product sales include primarily software and hardware which can be sold individually or as a system. Software revenue recognition is governed by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Per SOP 97-2, if the arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the vendor’s fee is fixed or determinable; and

•	collectibility is probable.

If the criteria of SOP 97-2 cannot be met, the Company recognizes software revenue using the percentage-of-completion method of accounting for long-term contracts (based upon shipment of products and performance of services), or on the completed contract method of accounting for long-term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Percentage of completion is determined by comparing the total estimated contract costs, including hardware, software and services to actual costs incurred to date under the contract. The percentage of completion can be affected by the delivery of significant contract components. Since both hardware and software can be sold separately without affecting functionality, all such cost are considered in computing total costs incurred. Additionally, a majority of the Company’s hardware is assembled by contract manufacturers and management considers the labor content as a component of project completion.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

For single element contracts (hardware or software), revenue is generally recognized upon shipment. Customer customization, add-ons and performance of services are recognized on the percentage of completion basis.

RESULTS OF OPERATIONS

Three-months Ended October 31, 2002 vs. October 31, 2001

Revenues: Product sales in the three-month period ending October 31, 2002 were $6.0 million compared to $6.3 million for the same period in 2001. In the three-months ended October 31, 2002, contract revenue of $5.3 million was recognized from two different customers. The prior period included $5.9 million in contract revenue primarily from four customers. Sales from terminal spares for the three-months ended October 31, 2002 and 2001 was $0.8 million and $0.5 million respectively.

Service revenues were $30,000 for the three-months ended October 31, 2002 and $49,000 for the comparable three-month period in 2001. The prior period included $23,000 from an Australian customer. Service revenues to this customer ended in May of 2002.

Gross Profit: The gross profit on product sales for the three-month period ending October 31, 2002 was $1.6 million or 26% of revenues compared with $2.7 million or 42% of revenues for the same period in 2001. Gross profit on contract work dropped $1.2 million from the three-month period ending October 31, 2001 to the comparable three-month period in 2002. The gross profit percentage decrease is due to lower margins from kit contracts, which makes up a substantial majority of the current contract work. Additionally, the Company expensed $193,000 in the current three-month period for contract warranty work completed during the quarter primarily to solve technical issues on a new product. Gross profit on service revenues for the three-month period ending October 31, 2002 was $6,000 compared to $20,000 for the same period in 2001. The decrease is due to one customer, which contributed service revenues of $30,000 in the prior period, ceased operations in August of 2001.

Engineering, Research & Development: Engineering, research and development expenses for the three-month period ending October 31, 2002 were $198,000 compared to $513,000 for the comparable three-month period in 2001. R&D work was limited this quarter as resources were used to satisfy customer requirements and expectations. Future quarterly expense levels are expected to be higher than the current three-month period.

Selling, General & Administrative: Selling, general and administrative expenses for the three- month period ending October 31, 2002 was $1.1 million compared to $0.9 million for the period in 2001. The $200,000 increase over the prior period is primarily the result of increased travel in the marketing group as well as a slight increase in headcount. SG&A expenses are expected to remain constant with the current level of spending.

Other Income: Interest income was $48,000 for the three-month period ended October 31, 2002 compared to $32,000 for the 2001 period. In the three-month period ending October 31, 2002, $29,000 of interest was accrued on the outstanding note from Berjaya. The remaining amounts in both periods consisted of interest income generated from cash balances.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Six-months Ended October 31, 2002 vs. October 31, 2001

Revenues: Product sales in the six-month period ending October 31, 2002 were $7.0 million compared to $10.5 million for the same period in 2001. In the six-months ended October 31, 2002, contract revenue of $5.6 million was recognized primarily from one customer. The prior period included $9.5 million in contract revenue primarily from four customers. Sales from terminal spares for the six-months ended October 31, 2002 and 2001 was $1.3 million and $1.0 million, respectively. Several customers have ordered larger quantities of spares in fiscal year 2003.

Service revenues were $55,000 for the six-months ended October 31, 2002 and $84,000 for the comparable six-month period in 2001. The prior period included $30,000 from a customer which ceased operations in August of 2001.

Gross Profit: The gross profit on product sales for the six-month period ending October 31, 2002 was $1.5 million or 22% compared with $3.5 million or 33% for the same period in 2001. Gross profit on contract work dropped $1.9 million from the six-month period ending October 31, 2001 to the comparable six-month period in 2002. The gross profit percentage decrease is due to lower margins from kit contracts which makes up a substantial majority of the current contract work. Additionally, the Company expensed $286,000 in the current six-month period for contract warranty work primarily to solve technical issues on a new product. Other product costs also increased $139,000 over the prior period due to non-revenue producing projects, such as rework on existing terminals to reduce future costs. Gross profit on service revenues for the six-month period ending October 31, 2002 was $2,000 compared to a profit of $72,000 for the same period in 2001. The decrease in gross profit is attributable to one customer, which contributed service revenues of $73,000 in the prior period and ceased operations in August of 2001.

Engineering, Research & Development: Engineering, research and development expenses for the six-month period ending October 31, 2002 were $532,000 compared to $622,000 for the comparable period in 2001. R&D work was limited this period as resources were used to satisfy customer requirements and expectations. Future expense levels are expected to be slightly higher than the current levels.

Selling, General & Administrative: Selling, general and administrative expenses were $2.2 million for both the six-month period ending October 31, 2002 and 2001. SG&A expenses are expected to continue at the same rate.

Other Income: Interest income was $97,000 for the six-month period ended October 31, 2002 compared to $74,000 for the 2001 period. In 2002, $63,000 of interest was from the outstanding note from Berjaya. The remaining amounts in both periods consisted of interest income generated from cash balances.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended October 31, 2002, the cash and cash equivalents for the Company decreased $2.3 million driven substantially by cash used in operating activities. The net loss from operations was $1.1 million for the six-month period. Operating profits are expected for the remainder of the year based on existing backlog of $18.3 million, which is expected to generate additional cash. An order received subsequent to the end of the quarter is valued at $14.2 million with a substantial portion of the delivery scheduled in fiscal year 2003.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Significant uses of cash in the six-month period ended October 31, 2002 were the net operating loss of $1.1 million and $2.5 million increase in inventory. Inventory balances are increasing as terminal parts are being purchased against the backlog for deliveries over the next six months. The current inventory build will be delivered during the third quarter of fiscal year 2003. Cash is expected to be collected shortly after delivery. Subsequent to October 31, 2002, the Company received cash of $0.9 million against accounts receivable.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension provides that accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments will be paid quarterly. The Note Extension also provides that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note was $2.2 million at October 31, 2002. The loan balance is $1.3 million as of October 31, 2002 due to a reduction in principle of $215,000 based on a liability of ILTS payable to the parent. Management expects to collect the balance of the loan or further offset its liabilities in cash by fiscal year end.

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

The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the balance sheet of the Company in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders’ equity reported by the Company. The Company recognized a foreign currency translation gain of $1,000 for the six-month period ended October 31, 2002 and a loss of $3,000 for the six-month period ended October 31, 2001.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Item 3. Disclosure Controls And Procedures

Within the 90 days prior to the date of this report, management carried out an evaluation, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out our evaluation.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

/s/ M. Mark Michalko

M. Mark Michalko
President and Acting
Chief Financial Officer

Date: December 12, 2002

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley Act.

I, M. Mark Michalko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of International Lottery & Totalizator Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 12, 2002	/s/ M. MARK MICHALKO Name: M. Mark Michalko Title: Chief Executive Officer

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

I, M. Mark Michalko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of International Lottery & Totalizator Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 12, 2002	/s/ M. MARK MICHALKO Name: M. Mark Michalko Title: Chief Financial Officer