Form 10QSB
period 2003-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2003-03-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

     (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

As of March 14, 2002, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands, except share amounts)

January 31,
2003

ASSETS
Current assets:
Cash and cash equivalents	$1,984
Accounts receivable, net of allowance for doubtful accounts of $223	2,560
Costs and estimated earnings in excess of billings on uncompleted contracts	230
Inventories, net	1,411
Note receivable from parent	1,185
Other current assets	333

Total current assets	7,703
Equipment, furniture and fixtures, net	610
Other non-current assets	100

$8,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$478
Billings in excess of costs and estimated earnings on uncompleted contracts	1,034
Accrued payroll and related taxes	441
Warranty reserve	390
Payable to parent	28
Accrued contract loss	155
Other current liabilities	121

Total current liabilities	2,647
Deferred lease	87

2,734

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(50,498)
Accumulative other comprehensive loss	(173)

Total shareholders’ equity	5,679

$8,413

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Revenues:
Product sales	$4,529	$5,754	11,504	$16,243
Services	25	44	80	127

	4,554	5,798	11,584	16,370

Cost of revenues:
Cost of sales of products	3,617	3,407	9,060	10,446
Cost of services	19	7	73	19

	3,636	3,414	9,133	10,465

Gross profit	918	2,384	2,451	5,905
Engineering, research and development expenses	265	371	798	993
Selling, general and administrative expenses	1,087	1,074	3,246	3,251

Income (loss) from operations	(434)	939	(1,593)	1,661

Other income (expense):
Interest income, net	117	12	213	84
Other	3	(8)	3	(8)

Net income (loss)	($314)	$943	($1,377)	$1,737

Net income (loss) per share:
Basic	($0.02)	$0.07	($0.11)	$0.13

Diluted	($0.02)	$0.07	($0.11)	$0.13

Number of shares used in computation of net income (loss) per share
Basic	12,943	12,943	12,943	12,943

Diluted	12,943	12,946	12,943	12,947

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine-months Ended
	January 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	($1,377)	$1,737
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146	110
Loss on disposal of equipment	5	1
Changes in assets and liabilities:
Accounts receivable	(848)	(975)
Costs and estimated earnings in excess of billings on uncompleted contracts	(24)	(1,795)
Inventories	(1,005)	1,967
Other assets	51	42
Accounts payable	(8)	(557)
Billings in excess of costs and estimated earnings on uncompleted contacts	126	619
Accrued payroll and related taxes	(32)	(48)
Payable to parent	(6)	—
Warranty reserve	88	—
Other liabilities	(193)	(48)

Net cash provided by (used in) operating activities	(3,077)	1,149

Cash flow from investing activities:
Additions to equipment	(354)	(115)

Effect of exchange rate changes on cash	(3)	(1)

Increase (decrease) in cash and cash equivalents	(3,435)	1,033
Cash and cash equivalents at beginning of period	5,419	3,279

Cash and cash equivalents at end of period	$1,984	$4,312

Supplemental cash flow information:
Cash paid for interest	$3	$2
Cash paid for income taxes	$—	$6

Supplemental disclosure of non-cash items: During the nine-months ended January 31, 2003, the Company offset $315 of Payables due to parent against Note receivable from parent.

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2003

1.     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows have been included.

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

2.     Summary of Significant Accounting Policies

          REVENUE RECOGNITION - The Company’s revenues are generated from product sales and services. Product sales include primarily software and hardware which can be sold individually or as a system. Software revenue recognition is governed by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Per SOP 97-2, if the arrangement does not require significant production, modification, or customization of software, revenue should be recognized when all of the following criteria are met:

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2003

          ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is estimated based upon historical write off experience and any known specific issues or disputes which exist as of the balance sheet date.

          USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          WARRANTY RESERVES - Estimated expenses for warranty obligations are accrued as revenue is recognized on related contracts. Warranty reserves are adjusted periodically to reflect actual experience.

          FOREIGN CURRENCY - The Company has contracts with certain customers that are denominated in foreign currencies, and related transaction gains and losses are recognized as a component of current operations. The consolidated accounts of the Company’s Australian and UK subsidiaries have been translated from their functional currency, the Australian dollar and Pound Sterling, respectively. The effect of the exchange rate fluctuations between the U.S. dollar, the Australian dollar and the Pound Sterling are recorded as a component of comprehensive income.

3.     Related Party Transactions

Berjaya Lottery Management (H.K.) Ltd (BLM) owns 71.4% of the outstanding voting stock of ILTS.

The Company has entered into sales agreement to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. There was no revenue related to these agreements for the three-month period ended January 31, 2003. Revenue for the three-month period ended January 31, 2002 was $185,000. Revenues for the nine-month period ended January 31, 2003 and 2002 were $185,000 and $3.7 million, respectively, related to these agreements. Accounts receivable under these related contracts were $244,000 at January 31, 2003.

During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM. Title to the inventory purchased resides with BLM; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on BLM’s behalf. During the first half of fiscal year 2003, $315,000 of the liability to the parent was offset against the note receivable due from the parent with the approval of BLM (see below). The balance of the liability to parent as of January 31, 2003 was $28,000.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 14, 2001.

In August 2001, the Affiliations Committee approved the extension of the due date of the $1.5 million note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2003

The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension also provided that the Company may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note was $2.6 million at January 31, 2003. The loan balance was $1.2 million as of January 31, 2003 after the reduction in principle of $315,000 discussed in the preceding paragraph.

Subsequent to January 31, 2003, the Company received a $600,000 principle payment from BLM. In February 2003, the Affiliations Committee agreed to a 90-day extension for the remaining principle of $585,000 through May 14, 2003. All terms of the original note and amendments remain in effect including all the shares in escrow.

4.     Comprehensive Profit (Loss)

The Company accounts for comprehensive profit (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive profit (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net profit (loss)	$(314)	$943	$(1,377)	$1,737
Foreign currency translation adjustment	(4)	2	(3)	(1)

Comprehensive profit (loss)	$(318)	$945	$(1,380)	$1,736

5.     Significant Contracts

In July of 2002, the Company executed an agreement to sell terminals to an existing customer. The value of the contract is $283,000 with delivery expected in the fourth quarter of fiscal year 2003.

In May 2002, the Company executed three agreements with an existing customer for various software and services. The combined value of the contracts is $862,000. Revenue recognized in the three and nine month periods ending January 31, 2003 was $179,000 and $862,000, respectively. There was no outstanding account receivable as of January 31, 2003 on these contracts.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2003

In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals consist of new and refurbished units as well as kits for partial manufacturing. All new and refurbished terminals were delivered by April 30, 2002. The remaining backlog under this contract was for kits with a minimum approximate value of $8.4 million. As part of this contract, multiple orders for kits with a value of $8.1 million was received. The Company has determined that these orders satisfy the requirements of the original contract. Revenue recognized in the three and nine month periods ending January 31, 2003 was $3.6 million and $8.0 million, respectively. Accounts receivable as of January 31, 2003 on this contract was $1.3 million. A payment for $0.9 million was received subsequent to January 31, 2003. There is no further backlog under these contracts.

In November of 2002, the Company obtained a new kit order from the same customer with a value of $14.2 million. A substantial portion of the delivery is scheduled for the fourth quarter of fiscal year 2003.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and an affiliate of Berjaya Sports Toto Berhad, also an affiliate of BLM, executed an agreement with the Company to supply an on-line lottery system and services to STM for $8.1 million. The system went live in August 2002. There was no revenue related to these agreements for the three-month period ended January 31, 2003. Revenue for the three-month period ended January 31, 2002 was $185,000. Revenues for the nine-month period ended January 31, 2003 and 2002 were $185,000 and $3.7 million, respectively, related to these agreements. Billings in excess of revenues as of January 31, 2003 was $0.9 million. Accounts receivable under these related contracts were $244,000 at January 31, 2003. Payment was received subsequent to January 31, 2003.

Also in November of 2000, the Company executed an agreement to supply extensive software and terminal hardware to a different customer for $1.8 million. The contract was completed in the current quarter. Revenue recognized in the three and nine month periods ended January 31, 2002 were $271,000 and $1.4 million, respectively. Outstanding accounts receivable as of January 31, 2003 on this contract was $568,000. A payment of $211,000 was received subsequent to January 31, 2003.

6.     Major Customers - For the three and nine month periods ending January 31, 2003, one customer represented 85% and 79%, respectively, of the Company’s total revenue. For the three-month period ending January 31, 2002 one customer represented 84% of the Company’s total revenue. Two customers individually represented 53% and 23% (a related party) of the Company’s total revenue for the nine-month period ending January 31, 2002. (See Note 3.)

For the period ended January 31, 2003, two customers individually represented 69% and 22% of the Company’s total accounts receivable. For the same period in 2002, the same two customers individually represented 74% and 20% of the Company’s total accounts receivable.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2003

7.     Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,
(in thousands, except per share amounts) :	2003	2002	2003	2002

Numerator:
Numerator for basic income (loss) per share – Net income (loss) available to common stockholders	$(314)	$943	$(1,377)	$1,737

Denominator:
Denominator for basic income (loss) per share – weighted average shares	12,943	12,943	12,943	12,943
Effect of dilutive securities:
Stock option plans	—	3	—	4

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	12,943	12,946	12,943	12,947

Basic and diluted income (loss) per share	$(0.02)	$0.07	$(0.11)	$0.13

At January 31, 2003, options to purchase 602,354 shares of Company common stock, at prices ranging from $.53 to $47.25 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through June 2011.

8.     Litigation

There was no outstanding litigation as of January 31, 2003.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)
JANUARY 31, 2003

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement 123”. This Statement amends SFAS 123, “Accounting for Stock-Based compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are applicable for fiscal periods beginning after December 15, 2002. Management believes the adoption of statements 148 will not have a material effect on the financial statements.

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

If the criteria of SOP 97-2 cannot be met, the Company recognizes software revenue using the percentage-of – completion method of accounting for long-term contracts (based upon shipment of products and performance of services), or on the completed contract method of accounting for long-term contracts when all criteria for recognizing revenue under the percentage-of-completion method of accounting cannot be met. Percentage of completion is determined by comparing the total estimated contract costs, including hardware, software and services to actual costs incurred to date under the contract. The percentage of completion can be affected by the delivery of significant contract components. Since both hardware and software can be sold separately without affecting functionality, all such cost are considered in computing total costs incurred. Additionally, a majority of the Company’s hardware is assembled by contract manufacturers and management considers the labor content as a component of project completion.

For single element contracts (hardware or software), revenue is generally recognized upon shipment. Customer customization, add-ons and performance of services are recognized on the percentage of completion basis.

RESULTS OF OPERATIONS

Three-months Ended January 31, 2003 vs. January 31, 2002

Revenues: Product sales, which includes both contract and spares revenue, in the three-month period ending January 31, 2003 were $4.5 million compared to $5.8 million for the same period in 2002. In the three-months ended January 31, 2003, contract revenue of $3.6 million was recognized from one customer. Contract revenue is very cyclical due to the long-term sales cycle in the lottery industry. Variations in revenue from year to year are the norm.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

The prior period included $5.2 million in contract revenue from three customers. Sales from terminal spares for the three-months ended January 31, 2003 and 2002 was $0.8 million and $0.5 million respectively.

Service revenues were $25,000 for the three-months ended January 31, 2003 and $44,000 for the comparable three-month period in 2002. Service revenue decreased due to the completion of a customer project.

Gross Profit: The gross profit on product sales for the three-month period ending January 31, 2003 was $0.9 million or 20% of revenues compared with $2.3 million or 41% of revenues for the same period in 2002. Gross profit on contract work dropped $1.4 million from the three-month period ending January 31, 2002 to the comparable three-month period in 2003. The gross profit percentage decrease is due to lower margins from kit contracts, which makes up a majority of the current contract work. Additionally, the Company expensed $219,000 in the current three-month period for unexpected contract costs relating to customer requirements during the quarter. Gross profit on service revenues for the three-month period ending January 31, 2003 was $6,000 compared to $37,000 for the same period in 2002. The decrease is due to one customer, which contributed service revenues of $18,000 in the prior period and ceased operations in August of 2002. In addition, there are employee expenses from the Australian subsidiary in 2003 without any associated revenue.

Engineering, Research & Development: Engineering, research and development expenses for the three-month period ending January 31, 2003 were $265,000 compared to $371,000 for the comparable three-month period in 2002. The spending level has dropped due to available personnel being used to satisfy current customer requirements rather than focusing on research and development projects. Future quarterly expense levels are expected to be slightly higher than the current three-month period. The Company remains committed to continued research and development for new and improved products from both a technical and cost perspective.

Selling, General & Administrative: Selling, general and administrative expenses were $1.1 million for both three- month periods ending January 31, 2003 and 2002. SG&A expenses are expected to remain constant with the current level of spending.

Other Income: Interest income was $117,000 for the three-month period ended January 31, 2003 compared to $12,000 for the 2002 period. In the three-month period ending January 31, 2003, $28,000 of interest was accrued on the outstanding note from BLM and $82,000 was due to interest associated with overdue accounts receivable. The remaining amounts in both periods consisted of interest income generated from cash balances.

Nine-months Ended January 31, 2003 vs. January 31, 2002

Revenues: Product sales, which includes contract and spares revenue, in the nine-month period ending January 31, 2003 were $11.5 million compared to $16.2 million for the same period in 2002. In the nine-months ended January 31, 2003, contract revenue of $9.2 million was recognized primarily from one customer. The prior period included $14.7 million in contract revenue primarily from four customers. Contract revenue is very cyclical due to the long-term sales cycle in the lottery industry. Variations in revenue from year to year are the norm. Sales from terminal spares for the nine-months ended January 31, 2003 and 2002 was $2.2 million and $1.5 million, respectively. Several customers have ordered larger quantities of spares in fiscal year 2003.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Service revenues were $80,000 for the nine-months ended January 31, 2003 and $127,000 for the comparable nine-month period in 2002. The prior period included $18,000 from a customer which ceased operations in August of 2002.

Gross Profit: The gross profit on product sales for the nine-month period ending January 31, 2003 was $2.3 million or 21% compared with $5.8 million or 36% for the same period in 2002. Gross profit on contract work dropped $3.3 million from the nine-month period ending January 31, 2002 to the comparable nine-month period in 2003. The gross profit percentage decrease is due to lower margins from kit contracts which makes up a substantial majority of the current contract work. Additionally, the Company expensed $505,000 in the current nine-month period for unexpected contract costs relating to customer requirements. Other product costs also increased $144,000 over the prior period due to non-revenue producing projects, such as rework on existing terminals to reduce future costs. Gross profit on service revenues for the nine-month period ending January 31, 2003 was $7,000 compared to $108,000 for the same period in 2002. The decrease in gross profit is attributable to two customers which contributed service revenues of $48,000 in the prior period. In addition, there are employee expenses from the Australian subsidiary in 2003 without any associated revenue

Engineering, Research & Development: Engineering, research and development expenses for the nine-month period ending January 31, 2003 were $798,000 compared to $993,000 for the comparable period in 2002. The spending level has dropped due to available personnel being used to satisfy current customer requirements rather than focusing on research and development projects. Future expense levels are expected to be slightly higher than the current levels. The Company remains committed to continued research and development for new and improved products from both a technical and cost perspective.

Selling, General & Administrative: Selling, general and administrative expenses were $3.3 million for both the nine- month period ending January 31, 2003 and 2002. SG&A expenses are expected to continue at the same rate.

Other Income: Interest income was $213,000 for the nine-month period ended January 31, 2003 compared to $84,000 for the 2002 period. In 2003, $90,000 of interest was from the outstanding note from BLM and $82,000 was due to interest associated with overdue accounts receivable. The remaining amounts in both periods consisted of interest income generated from cash balances.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended January 31, 2003, the cash and cash equivalents for the Company decreased $3.4 million driven by cash used in operating activities and increases in accounts receivable and inventories. The net loss from operations was $1.4 million for the nine-month period. Operating profits are expected in the fourth quarter of fiscal 2003 based on the delivery of existing backlog of $14.5 million to one customer, which is expected to generate additional cash by April 30, 2003. Accounts receivable increased $0.8 million over the nine-month period primarily due to one customer. The inventory balance has increased $1.0 million over the nine-month period primarily related to purchased terminal parts to fulfill kit orders (current and future) as well as increases in work in process for upcoming spares orders. The inventory build will continue as parts are procured for a 10,000 kit order, however most of the inventory should convert into cash by the end of fiscal year 2003. Cash is expected to be collected shortly after delivery.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The note was due on August 14, 2001. In August 2001, the Affiliations Committee approved the extension of the due date of the $1.5 million note receivable from BLM to February 14, 2002. As specified under the note agreement, the extension requires the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the note on the date of extension. The escrow agreement and amendment to promissory note, corporate guarantee and security arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares valued at $4.9 million as of January 31, 2002. An extension of the note (Note Extension) until February 14, 2003

(Amended Due Date) was executed on March 11, 2002. The Note Extension also provided that the Company may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The market value of the escrowed shares held as collateral under the note was $2.6 million at January 31, 2003. The loan balance was $1.2 million as of January 31, 2003 after the reduction in principle of $315,000 discussed in the preceding paragraph. Subsequent to January 31, 2003, the Company received a $600,000 principle payment from BLM. In February 2003, the Affiliations Committee agreed to a 90-day extension for the remaining principle of $585,000 through May 14, 2003. All terms of the original note and amendments remain in effect including the shares in escrow.

Management anticipates that it will be successful in obtaining additional product or service contracts to enable the Company to continue normal operations through the next 12 months based on continued marketing activities. However, this activity in no way ensures that the Company will earn new contracts. Sources of cash over the next 12 months are expected to come from current contracts and spares revenue estimated from historical sales. Uses of cash will be for normal operating expenses and costs associated with contract execution.

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

The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the balance sheet of the Company in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders’ equity reported by the Company. The Company recognized a foreign currency translation loss of $1,500 for the nine-month period ended January 31, 2003 and a loss of $7,000 for the nine-month period ended January 31, 2002.

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

Date: March 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ M. Mark Michalko
Date: March 14, 2003	Name: M. Mark Michalko Title: Chief Executive Officer

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

I, M. Mark Michalko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of International Lottery & Totalizator Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ M. Mark Michalko Name: M. Mark Michalko Title: Chief Financial Officer