Form 10KSB
period 2003-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2003-09-04
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of Class)

Common Shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 31, 2003 was approximately $1,480,679. Revenues for the year ended April 30, 2003 were $22,883,000.

Number of common shares outstanding at July 31, 2003 was 12,943,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2003 Annual Meeting of Stockholders: Part III

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL
TERMINAL PRODUCTS
WAGERING APPLICATION SOFTWARE PRODUCT
SIGNIFICANT CONTRACTS
SPARE PARTS/SOFTWARE SUPPORT AGREEMENTS
REVENUE SOURCES
RESEARCH AND DEVELOPMENT
MANUFACTURING AND MATERIALS
BACKLOG
MARKETING AND BUSINESS DEVELOPMENT
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
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31
EXHIBIT 32

	PART I
ITEM 1.	DESCRIPTION OF BUSINESS	1
	General	1
	Terminal Products	1
	Wagering Application Software	2
	Significant Contracts	2
	Spare Parts/Software Support Agreements	2
	Revenue Sources	3
	Research and Development	3
	Manufacturing and Materials	3
	Backlog	3
	Marketing and Business Development	4
	Competition	4
	Employees	4
	Patents, Trademarks and Licenses	5
	Regulation	5
	Dependence Upon a Few Customers	5
	Forward-Looking Statements	5
	Seasonality	5
	Working Capital Practices	5
	Environment Effects	6
	Export Sales	6
ITEM 2.	DESCRIPTION OF PROPERTY	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
	EXECUTIVE OFFICERS OF ILTS	7
	PART II
ITEM 5.	MARKET FOR ILTS’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	8
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS	9
ITEM 7.	FINANCIAL STATEMENTS	15
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
ITEM 8A.	CONTROLS AND PROCEDURES	31
	PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	32
ITEM 10.	EXECUTIVE COMPENSATION	32
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	32
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	32
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	33

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     International Lottery & Totalizator Systems, Inc. (ILTS or Company) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global on-line lottery and pari-mutuel racing industries. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct on-line lotteries.

     ILTS’ technology can be modified for use in transaction-processing applications outside the gaming industry. Several years ago, the Company provided a toll-road ticketing system utilizing automated ticket printers and readers. In addition, the Company is presently developing a prototype system for an application in the voting industry.

     ILTS’s wagering systems include the Datamark and Intelimark family of point-of-sale terminals, a central computer installation that is comprised of Hewlett Packard (HP)/Compaq computer hardware and a commercially available operating system used in conjunction with ILTS’s proprietary DataTrak application software, and the required communication network to interface the terminals to the central computer installation. System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

     The point-of-sale, proprietary components of ILTS’s systems are the Datamark and Intelimark family of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. ILTS sells the terminals separately or as part of a turnkey wagering application system or ILTS will modify a terminal’s features or configurations and central system software to meet specific customer requirements.

     DataTrak controls the overall lottery operation. Although to date, it has only been sold in conjunction with the Company’s terminals, DataTrak can be sold as a stand-alone system that will interface to third-party terminals. Likewise, the terminals can be, and have been, sold separately to interface to a third-party lottery/tote central system.

     The required communication network to interface the DataTrak central system and the wagering terminals is designed by ILTS to best fit each customer’s specific application using commercially available hardware and software.

TERMINAL PRODUCTS

     ILTS has supplied terminal products to the wagering industry since its first unit was sold in 1980. Currently, ILTS has two families of full feature terminals in production: the Datamark and the Intelimark. Both are based on PC architecture, and utilize commercially available software operating systems. Both are small and lightweight, and highly reliable. Both are programmed using standard software languages.

     The Datamark XClaim terminal was conceived as a low cost, single box terminal with a simple two-path transport mechanism that requires little or no adjustments or maintenance. It is extremely easy to use, and economically priced. This terminal is custom designed by ILTS with separate paper paths. An optical mark reader in one path reads bet slips and receipts. A thermal printer in the other path prints tickets. Both are accessed through the top of the terminal. A keyboard is provided for operator input, and an LCD displays the wagering details.

     There are two terminals in the Intelimark family. The Intelimark was designed to make use of more commercially available hardware and software than previous terminals. It was designed in concert with Seiko- Epson Corporation, one of the leading providers of point-of-sale terminals in the world. ILTS is a Value-Added Reseller (VAR) of point-of-sale terminal equipment manufactured by Epson America, Inc. The Intelimark incorporates a proprietary optical mark reader, and has the option of using a full color touch screen to enter data rather than a traditional keyboard.

     The newest addition to the Intelimark family of terminals is the FLX. The driving force behind the FLX was the market demand for enhanced ticket reading capability that would allow larger document scanning, character recognition and signature capture. The FLX is also equipped with standard modules (a PC, a printer, an operator display, and an operator input entry device) that are selected to ensure that the FLX terminal will have an expected lifecycle consistent with other ticketing terminals as opposed to a desktop PC. The modularity of the FLX allows the retailer to make the most efficient use of available counter space. The modularity of the FLX also enables ILTS to configure the terminal to exactly meet customers’ functional requirements, and not force the customer to settle for a standard configuration.

     ILTS also offers a completely portable, battery-powered terminal called the Passport II for mobile applications. This terminal can be equipped with mobile wireless modems to enable true on-line selling in remote areas or temporary venues where a full-featured terminal is not practical.

WAGERING APPLICATION SOFTWARE PRODUCT

     The principal component of the ILTS wagering system is the software. Development of this software has been an evolutionary process. As new and improved technologies become available in the marketplace, ILTS incorporates some of them into its existing product. This allows ILTS to take advantage of the new development trends to enhance existing features of its system, and also to provide new sales outlets and operational features so that our customers can reach new or expanding markets. Since ILTS’s software architecture is non-proprietary, customers can also utilize third party reporting and analysis software tools of their choice to interface to it.

     The Company’s central system software is called DataTrak. DataTrak controls the operation of the entire system. It maintains communication with each point of sale terminal, ensures complete security, provides mission critical fault tolerance, logs all activity and wagers, and populates a commercially available database in real time to allow the use of other third party management software products to analyze and compile data. The DataTrak system uses client-server architecture. This gives customers the advantage of configuring the system economically to meet current requirements, and the ability to expand or contract the system in the future as their operation requires.

     The DataTrak system is installed on Hewlett Packard/Compaq computer hardware. ILTS is a registered VAR of HP/Compaq.

     In recent years, ILTS has expanded the capability of the DataTrak system to address newly emerging alternative sales channels of our customers. These sales channels have come about through the emergence of the internet and mobile applications throughout the world. The expanded capability is included in the Company’s product offering called DataTrak Anywhere. This product allows the use of any or all of the following: interactive voice recognition (IVR), short messaging services (SMS), wireless application protocol (WAP), internet, and SIM tool kit (STK) to interface to the DataTrak system. These methods can be used to place wagers in a number of ways: through an account with the lottery, prepaid card, or post-paid billing depending on the capability of each method in a specific locale.

SIGNIFICANT CONTRACTS

     In February of 2003, the Company received an order for terminals from Philippine Gaming Management Corporation (PGMC), a related party and Berjaya Lottery Management (H.K.) Ltd (BLM) subsidiary, for delivery in the 2nd quarter of fiscal year 2004. The contract is valued at $0.7 million.

     In November of 2002, the Company obtained a new kit order from an existing customer with a value of $14.2 million. The Company delivered $10.3 million of this order as of April 30, 2003. The balance of deliveries is scheduled in the fiscal year 2004.

     In July of 2002, the Company executed an agreement to sell terminals to an existing customer. The value of the contract is $283,000 and was delivered in the fourth quarter of fiscal year 2003.

     In May 2002, the Company executed three agreements with an existing customer for various software and services. The combined value of the contracts is $862,000. Two of the contracts were completed during the third quarter of fiscal year 2003 and $612,000 of revenue was recognized. Revenue from the third contract is expected to be recognized over the next 18-24 months.

SPARE PARTS/SOFTWARE SUPPORT AGREEMENTS

     In addition to sales of terminals and central system software and hardware systems, ILTS also realizes ongoing revenue from the sale of spare parts for use in the maintenance and upkeep of the terminal population worldwide, which is in excess of 50,000 units.

     ILTS also enters into software maintenance agreements with certain customers to provide ongoing support for all ILTS delivered software products. This service includes 24-hour hot line support, software modifications and enhancements as well as standard upgrades. Ongoing revenue is also realized as a result of implementation services that are provided to customers. These services comprise hands-on training in the installation, operation and maintenance of the DataTrak system, and are typically performed during the installation of a system.

REVENUE SOURCES

     The Company currently provides hardware, software and services to both the lottery and racetrack industries. ILTS continues to look for new industries that can use similar technology to expand future revenue sources.

     Revenue is broken down into two categories regardless of the industry. Product revenue consists of contracts for terminals, terminal kits and central system software and hardware and the sale of spare terminal parts (spares). Service revenue consists of software maintenance agreements and facility management services. The Company currently does not have any facility management contracts.

RESEARCH AND DEVELOPMENT

     ILTS is dedicated to an ongoing research and development (R&D) effort. It is essential to the Company to take advantage of new technology in order to stay competitive in our market. This R&D takes place in both the software and hardware areas. ILTS is also dedicating research and development money to explore new markets where its core competency can be applied.

     Hardware research and development has focused on bringing to production our latest terminal product called the FLX. This product comprises commercially available modules that can be configured in several ways to enable it to meet a variety of customer demands. This terminal optionally incorporates touch screen, flat-panel technology, contact image scanning technology and high-powered processing capability. ILTS is also exploring wireless terminal applications using LAN, WAN and cell technology to further expand the reach of the on-line feature of our products.

     Software research and development has concentrated on the development of a voting product that can replace the outdated punch card voting system around the world. ILTS’s proposed system is designed to take advantage of the Company’s extensive hardware and software experience in secure, mission critical tabulation to create a system that is simple to operate, easy to set up, and can tally precinct totals in real-time.

     The Company has also invested resources to expand its terminal applications to run on the Linux operating system. These Linux based applications will be initially targeted at the wagering market.

MANUFACTURING AND MATERIALS

     ILTS delivers completed terminal products, or alternatively licenses the manufacturing of its terminal products overseas. Currently, the Company makes use of local contract manufacturers when customers order fully assembled units. Complexity of our products has been greatly reduced over recent years so that they can be built quickly, yet retain the high quality for which they have been known. Terminals built under license are supplied in kit form to our customer, and extensive training is provided to ensure high quality manufacturing.

     Module repair and spare parts supply is performed at our headquarters.

     ILTS generally has multiple sources for the product components, but certain other items are available only from a single supplier. Accordingly, some items purchased from vendors could from time to time, be in short supply or on allocation due to their limited availability. For the fiscal year ended April 30, 2003, four vendors accounted for 66% of the Company’s raw material purchases. For the period ended April 30, 2002, one vendor accounted for 23% of ILTS’ raw material purchases.

BACKLOG

     The backlog of orders for products and services believed by management to be firm, amounted to approximately $5.8 million as of April 30, 2003 compared to prior year backlog of $12.1 million. The backlog at April

30, 2003 is expected to be filled during the next 12 months. Additional orders received subsequent to year end total $7.2 million which are also expected to be filled during the next 12 months. See DESCRIPTION OF BUSINESS, Dependence Upon A Few Customers.

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

     Contracts to provide products to the lottery and horse racing industries often are awarded through a competitive bidding process which can begin years before a contract is awarded and involves substantial ILTS expenditures. Through its contacts with existing customers and others in these industries, ILTS often becomes aware of prospective projects before the customer circulates a request for proposal. If ILTS is interested in the project it typically submits a proposal, either before or after the customer circulates a formal request for proposal, outlining the products ILTS would provide and the services ILTS would perform. If the proposal is accepted, ILTS and its customer negotiate and enter into a contract.

     ILTS’s marketing efforts are carried out by ILTS’s professional marketing staff and frequently involve support from engineering and other executive officers of ILTS. Marketing of ILTS’s products and services throughout the world is often performed in conjunction with consultants with whom ILTS contracts, from time to time, for representation in specific market areas.

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

     Management believes that its principal competition for full lottery systems are: Gtech Holdings Corporation, International Game Technology and Scientific Games, all US companies, Essnet, a Swedish company and IntraLot, a Greek company. Management believes that ILTS’s main competitor in the sale of horse racing systems is Scientific Games. For terminal sales only, in addition to the foregoing, management believes its competition includes Wincor-Nixdorf, a German company; KEBA, GesmbH & Co., an Austrian company; and Spielo, a Canadian company.

     Management believes that ILTS has been a substantial factor in the international marketplace. ILTS’s sales in the United States have been insignificant. In general, ILTS’s competitors have significantly greater resources than ILTS. Competition for on-line lottery system contracts is intense.

EMPLOYEES

     As of April 30, 2003, ILTS employs 63 people worldwide on a full-time equivalent basis. Of this total, 19 were engaged in operations support, 24 in engineering and software development and 20 in marketing and administrative positions. None of ILTS’s employees are represented by a union, and ILTS believes its relations with its employees are good.

PATENTS, TRADEMARKS AND LICENSES

     ILTS has four U.S. patents issued on its products. ILTS believes that its technical expertise, trade secrets and the creative skills of its personnel are of substantially greater importance to the success of ILTS than the benefits of patent protection. ILTS typically requires customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning ILTS’s products to sign nondisclosure agreements, and ILTS relies on such agreements, other security measures and trade secret law to protect such proprietary information.

     International Lottery & Totalizator Systems, Inc., ILTS, DataTrak and Intertote are registered trademarks of International Lottery & Totalizator Systems, Inc. Intelimark is a pending registered trademark. ILTS has other products which it has trademarked, such as FLX, Passport II and DataTrak Anywhere, all mentioned herein.

REGULATION

     The countries in which ILTS markets its products generally have regulations governing lottery or horseracing operations, and the appropriate governing body could restrict or eliminate operations in these countries. Any such action could have a material adverse effect on ILTS. Foreign countries also often impose restrictions on corporations seeking to do business within their borders, including foreign exchange controls and in some jurisdictions requirements for domestic manufacturing content. In addition, laws and legal procedures in these countries may differ from those generally existing in the United States and conducting business in these countries may involve additional risk for ILTS in protecting its business and assets, including proprietary information. Changes in foreign business restrictions or laws could have a significant impact on ILTS’s operations.

DEPENDENCE UPON A FEW CUSTOMERS

     ILTS’s business to date has been dependent on major contracts from a few different customers over 2-3 year periods. The loss of one or more of these customers or failure to replace completed contracts with new contracts from existing customers would have a materially adverse effect on ILTS’s business. For the year ended April 30, 2003, one customer individually represented 86% of the Company’s total revenue. For the year ended April 30, 2002, two customers individually represented approximately 51% and 21% of the Company’s total revenue.

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

WORKING CAPITAL PRACTICES

     ILTS’s sales contracts typically provide for deposits and progress payments, which have provided sufficient working capital for operations. Spares contracts are generally sold on open account due to favorable historical payment practices of the existing long- term customers that purchase spares. Recently, the Company delivered product expecting payment as shipments occurred as stipulated in the contract. This arrangement was considered to be low risk based on significant prior sales and payment history. Payment related to this contract has been very slow and significantly impacted working capital. As a result, the Company has tightened its’ working capital policies regarding required deposits and shipment of large deliveries of product and services. See Management’s Discussion and Analysis — Liquidity.

ENVIRONMENT EFFECTS

     There are no significant capital expenditures required of ILTS in order to comply with laws relating to protection of the environment.

EXPORT SALES

     ILTS’s revenues are almost exclusively derived from contracts with foreign customers. As of April 30, 2003, ILTS’s equipment has been delivered and installed in Australia, Belgium, Brazil, China, Denmark, Dominican Republic, England, Finland, France, Hong Kong, India, Macau, Malaysia, the Netherlands, Norway, Papua New Guinea, Philippines, Singapore, Sweden and Ukraine. The companies with which ILTS contracts are normally sizeable organizations with substantial assets and are capable of meeting the financial obligations undertaken. Occasionally, ILTS has entered into contracts specifying payment in currencies other than the U.S. dollar, thereby assuming the risk associated with fluctuations in value of foreign currencies. The vast majority of ILTS’s sales are denominated in U.S. dollars and thus not subject to foreign currency fluctuations. However, the ultimate cost of ILTS’s products to its customers has increased due to fluctuations in the foreign exchange rates of many Southeast Asian countries. This has been balanced by recent increases in the value of some currencies particularly the Euro. Overall ILTS does not believe that its on-going business has been negatively impacted by the present currency-exchange situation.

     In some countries, there are foreign exchange control measures imposed by the government and any remittance outside the country is subject to the approval of the relevant government authorities. The approval process may take considerable time to complete and as a result, the Company experienced some delays in receiving the payments during the fiscal year.

     See also Note 9 of Notes to Consolidated Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTY

     ILTS’s U.S. facilities consist of approximately 24,791 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2006.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

M. Mark Michalko	49	President/Principal Financial Officer
Ooi Lee Meng	42	Executive Vice President
Timothy R. Groth	53	Vice President, Technical Operations
Lawrence E. Logue	66	Corporate Secretary

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     ILTS’s Common Stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board (OTCBB). As of April 30, 2003, there were 12,943,000 common shares outstanding and approximately 1,100 shareholders of record. Berjaya Lottery Management (H.K.) Ltd. (BLM) owns 71.4% of the total outstanding shares. ILTS’s management owns 1%.

		Number of
Year ended April 30, 2003	High	Shares	Low

First Quarter	1.010		0.500
Second Quarter	0.650		0.350
Third Quarter	0.810		0.480
Fourth Quarter	0.650		0.350
Average Daily Volume		4,991
Total Annual Trading Volume		1,257,800

		Number of
Year ended April 30, 2002	High	Shares	Low

First Quarter	1.950		0.630
Second Quarter	0.850		0.260
Third Quarter	1.250		0.350
Fourth Quarter	1.110		0.700
Average Daily Volume		11,019
Total Annual Trading Volume		2,732,600

     Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM were affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for July 31, 2003, of $.40 per share.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements in this filing which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include the absence of significant contract backlog, the dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which the Company’s products are marketed, fluctuations in quarter-by-quarter operating results, and other factors described in the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2003. The Company has operations in Carlsbad, CA and Australia.

Overview

The Company has derived substantially all of its product sales revenues from the sale of betting terminals and systems to lotteries and racing organizations worldwide. The size and timing of these transactions result in variability in product sales revenues from period to period.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION – The Company recognizes revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. The revenue for the sale of spares (replacement parts for hardware) is recognized upon shipment in accordance with SAB No. 101. The revenue for the sale of terminals or terminal kits sold as a single element is also recognized upon shipment. The Company meets the four criteria for revenue recognition outlined in paragraph 1 of SAB 101. The Company has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Shipping documents illustrate that delivery of hardware with preinstalled software has occurred. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices or required upfront payment. We do not make concessions for late or extended payments.

Revenue from software sold as a single element is recognized using percentage-of-completion or completed contract depending on the complexity of modifications, if any. Revenue for software support agreements and facility management contracts are recognized according to SAB No. 101. The Company currently does not have any facility management agreements.

The majority of the Company’s revenue is generated from the sale of multiple element contracts that include terminals, the central system and software modifications. The Company does not segment these contracts and revenue is recognized under percentage-of-completion in accordance with SOP No. 97-2. The Company follows SOP No. 81-1 as identified in SOP 97-2 paragraph 7. If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement should be accounted for in conformity with SOP 81-1. Under the percentage of completion method, in the event of a negative gross profit, the total estimated loss would be recognized immediately.

USE OF ESTIMATES – The preparation of financial statement, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company follows SOP No. 81-1 as discussed above. Under percentage of completion, estimates are used to determine the costs to complete the project, which in turn impacts the recognition of revenue. The Company uses the cost of the hardware in the percentage of completion computation. The Company determines what quantity of units still need to be manufactured (internally) or purchased (outsourced) and calculates the associated cost. The Company uses input measures for software modifications. The Company determines the remaining hours of work required to finish each task multiplied by standard department rates to determine the cost to complete the project. The costs to complete the project are added to the actual cost to determine costs at completion.

The Company also estimates the warranty expense for software and hardware. Warranty estimates are based on historical trends. The policy for replacement parts sold by the Company are warranted to be free from manufacturing and material defects for ninety (90) days from the date the products leave the Company’s facility as recorded on the shipping documentation. There are only two parts that are returned on an on-going basis. The estimated returns for these products is determined by using a historical average of returns. The Company uses the most recent inventory cost to accrue for the value of potential returns.

The policy for contract warranties is specified in each contract. The Company’s definition of the contract warranty phase typically represents a six-month period of time for the customer to report any nonconformance issues to the specifications or clarification of minor performance or requirement issues which begins on the date of successful specification conformance testing completion or when the customers system goes live, whichever is sooner. The Company uses the contract warranty accrual for expenses that fall into this category. The estimated warranty expenses for contracts are built into a cost budget prepared prior to contract negotiations at approximately 3% of revenue. The amount budgeted for each contract is included in the total estimated contract cost used in computing the estimated gross profit. If monthly budget reviews indicate an increase in the warranty estimate, the accrual will be increased. Customers do not have a right of return, except for defective products as discussed above.

The estimate for the allowance for doubtful accounts is developed based upon historical write off experience and any known specific issues or disputes which exist as of the balance sheet date. The Company currently has a general reserve. Management does not have any reason to believe that all outstanding receivable balances at April 30, 2003 will not be paid.

RESULTS OF OPERATIONS

Year ended April 30, 2003 versus year ended April 30, 2002

The following table represents the breakdown of revenues components.

April 30, 2003
$ in thousands
	Products	Services	Total

Spares	$2,713	$—	$2,713
Contracts	20,004	—	20,004
Software Support	—	105	105

Total	$22,717	$105	$22,822

April 30, 2002
$ in thousands
	Products	Services	Total

Spares	$2,207	$—	$2,207
Contracts	15,775	—	15,775
Software Support	—	198	198

Total	$17,982	$198	$18,180

     Revenues: The majority of the Company’s total revenue is from the sale of products. The Company’s success is dependent upon obtaining significant contracts in excess of $1 million each. The Company may obtain 1 to 2 large contracts each year and the duration of the contracts may last between 6 and 18 months or the Company may not obtain any new significant contracts in a given year. In future periods, some of these customers may place additional hardware orders or may purchase replacement parts for existing hardware. Additionally, the Company provides service support agreements to some customers. Another form of service revenue can be from facility management agreements. However, at this time the Company does not have any contracts of this type.

     Total revenues in fiscal year 2003 increased $4.6 million to $22.8 million, as compared to fiscal year 2002. Product sales from contracts increased $4.2 million in 2003 to $20.0 million from $15.8 million in 2002. One customer accounted for 86% of total revenues and provided an increase in revenue over the prior year of $10.2 million primarily due to an additional hardware order after the delivery of the initial contract in 2002. Other customers generating revenue in the prior year contributed significantly less revenue in the current year as the contract work was completed.

     Spares revenue increased $0.5 million to $2.7 million for year ended April 30, 2003. Spares revenue was generated from the same base of customers in both periods.

     Service revenues decreased from $198,000 to $105,000 in 2003. The loss of service revenue was due to the loss of a customer which is no longer providing lottery services.

     Gross Profit: The gross profit on product sales was 26.3% in 2003 compared to 35.5% in 2002. The decrease in gross profit percentage was due a lower profit margin from the sale of terminal kits this year compared to the sale of terminals in the prior year. Additionally higher material costs impacted the margin of the sales of spares (terminal replacement parts). Gross profit on service revenues was 5.7% in 2003 compared to 63.6% in 2002 or a decrease of $120,000. The decrease in service gross profit was due to the loss of a customer coupled with increased service costs. Gross profit on total revenues was 26.2% compared to 35.8% heavily impacted by the sales mix of product sales to service revenue.

     Engineering, Research & Development: Engineering, research and development expense were 5.4% of revenue or $1.2 million in fiscal year 2003. This compares to expense of $1.4 million or 7.5% of revenue in fiscal year 2002. The current level of investment in Research & Development is expected to continue as new requirements are being demanded by the market place primarily in the area of wireless applications.

     Selling, General and Administrative: Selling, general and administrative (SG&A) expenses increased slightly from $4.1 million in 2002 to $4.2 million in 2003. As a percentage of revenue, SG&A spending dropped from 22.6% in 2002 to 18.5% in 2003. There were increases in spending due to higher benefit costs as well as increased marketing activity. The increases were partially offset by lower bad debt expense in the current year.

     Other Income: The major component of other income in both 2003 and 2002 related primarily to interest income. In 2003, interest income of $259,000 was comprised of interest from the related party notes receivable, past due accounts receivable and cash balances. Interest income of $249,000 in 2002 was comprised of interest from the related party notes receivable and cash balances. Interest income related to cash balances decreased due to lower cash balances.

     Provision for Income Taxes: The provision for income taxes of $5,000 and $14,000 for 2003 and 2002, respectively, relates to state minimum tax.

Year ended April 30, 2002 versus Year ended April 30, 2001

The following table represents the breakdown of revenues components.

April 30, 2002
$ in thousands
	Products	Services	Total

Spares	$2,207	$—	$2,207
Contracts	15,775	—	15,775
Software Support	—	198	198

Total	$17,982	$198	$18,180

April 30, 2001
$ in thousands
	Products	Services	Total

Spares	$2,029	$—	$2,029
Contracts	12,340	—	12,340
Software Support	—	1,998	1,998

Total	$14,369	$1,998	$16,367

     Revenues: The majority of the Company’s total revenue is from sale of products. The Company’s success is dependent upon obtaining significant contracts. The Company may obtain 1 to 2 large contracts each year and the duration of the contracts may last between 6 and 18 months or the Company may not obtain any new significant contracts in a given year. In future periods, some of these customers may place additional hardware orders or may purchase replacement parts for existing hardware. Additionally, the Company provides service support agreements to some customers that generate service revenue. Another form of service revenue can be from facility management agreements. However, at this time the Company does not have any contracts of this type.

     Total revenues in fiscal year 2002 increased $1.8 million to $18.2 million, as compared to fiscal year 2001. Product sales increased $3.6 million in 2002 to $18.0 million from $14.4 million in 2001. One customer provided an increase in revenue over the prior year of $10.5 million primarily due to an additional hardware order after the delivery of the initial contract in 2002. Other customers generating revenue in the prior year contributed significantly less revenue in the current year as the contract work was completed.

     Service revenues decreased from $1,998,000 in 2001 to $198,000 in 2002. The loss of service revenue was due to the loss of a customer no longer providing lottery services.

     Gross Profit: The gross profit on product sales was 35.5% in 2002 compared to 30.3% in 2001. The increase in gross profit percentage was due to an increased volume of contracts in 2002 allowing for better absorption of fixed expenses to revenue producing projects. Gross profit on service revenues was 63.6% in 2002 compared to 36.8% in 2001. However decreased revenue resulted in a decrease of gross profit dollars of $609,000. Gross profit on total revenues was 35.8% compared to 31.1% heavily impacted by the sales mix of product sales to service revenue.

     Engineering, Research and Development: Expenses for fiscal year 2002 were $1.4 million compared to $0.7 million in 2001. The increase in 2002 was driven by demand for new point of sale technology.

     Selling, General & Administrative: Selling, general and administrative (SG&A) expenses for 2002 was $4.1 million or 22.6% of revenue. In 2001, expenses were $3.5 million or 21.2% of revenue. The increase in SG&A expenses was driven by employee compensation paid in 2002, increased medical expenses and increases in professional services due to duplication of efforts during a change in accounting firms.

     Other Income: The major component of other income in both 2002 and 2001 related to interest income. In 2002, interest income of $249,000 was comprised of interest from the related party notes receivable and cash balances. Interest income of $343,000 in 2001 related to primarily to cash balances. The decrease in interest income related to lower cash balances and decreased interest rates.

     Provision for Income Taxes: The provision for income taxes of $14,000 in 2002 related to state minimum tax. The pro-forma provision of $56,000 in 2001 related to state minimum tax and federal alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $5.4 million at April 30, 2002 to $1.6 million at April 30, 2003. Net cash used for operations during the period was $6.4 million. Cash provided from operating activities included $1.0 million in net income after adjustments for depreciation, amortization and loss on disposal of equipment. The most significant increase was the result of an increase in the accounts payable balance of $5.3 million due to purchased materials for a specific project to one customer. Costs and estimated earnings in excess of billings on uncompleted contracts increased cash by $0.2 million. In addition, accrued payroll and related taxes provided an increase in cash of $0.1 million. These increases in cash of $6.8 million were offset by cash used in operating activities of $13.2 million. The accounts receivable balance increased $9.3 million in 2003. This increase is due to one customer. Subsequent to year end, the Company has received $3.4 million and also has letters of credit on hand for an additional $2.0 million from this customer. The Company expects that the outstanding accounts receivables will be collected. Additional letters of credit in the amount of $4.0 million are expected in September. The Company’s inventory balance also increased by $3.5 million, of which $2.3 million is related to product purchased for one customer. The Company reduced it’s liability due to BLM, a related party, by $0.3 million. Lastly, other liabilities decreased by $0.1 million primarily related to the decrease of a reserve for an underperforming contract.

On April 3, 2003, the Company was approved for a $5.5 million line of credit to be used for a specific project. This transaction specific working capital line is 90% guaranteed by the United States Export-Import Bank. The line provides for advances of 90% on accounts receivable or 65% of inventory backed by a letter of credit. The outstanding line of credit at April 30, 2003 of $1.5 million was subsequently paid. Financial covenants for the line of credit include a current ratio not less than 2 to 1, tangible net worth not less than $4.5 million, total liabilities divided by tangible net worth not greater than 1 to 1 and net income after taxes not less than $1 on a rolling 12 month basis. As of April 30, 2003, the Company was in breach of two of these covenants. Current ratio was at 1.74 and total debt divided by tangible net worth was at 1.25. The institution may terminate the line of credit due to breaches of covenants, however, the institution waived their default rights with respect to the breaches for the period ending April 30, 2003. The line of credit expires on March 1, 2004 or upon completion of the specific project, whichever comes first. Interest is prime plus 1/2 % on the advanced amount of the line of credit. The Company has granted a security interest in rights to payment and inventory as collateral. The security agreement will terminate upon performance of all obligations to the institution.

The Company is dependent upon the collection of its outstanding accounts receivable. Significant additional payments are expected in the second quarter of fiscal 2004. Nonpayment of the accounts receivable could have a significant negative impact on the Company’s cash flow and financial position.

Net cash provided by investing activities was $1.1 million. The majority shareholder paid the amount due to the Company resulting in cash of $1.5 million. This was offset by additions to equipment, furniture and fixtures of $0.4 million. Major additions were for tooling, project tracking and accounting software. As of April 30, 2003 there were no material commitments for capital expenditures.

The following provides the details related to the majority shareholder Note that was repaid during 2003. On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six-month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd. (BLM) the Company’s majority shareholder, at an interest rate of 9% per annum. The Note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the $1.5 million note receivable, to February 14, 2002. As specified under the Note Agreement, the extension required the pledge of a security (in the form of shares of the Company’s common stock placed in escrow) equal in value to twice the amount of the Note on the date of extension. The Escrow Agreement and Amendment to Promissory Note, Corporate Guarantee and Security Arrangement were executed on October 15, 2001. The pledge included 4,579,341 Company shares. An extension of the Note (Note Extension), until February 14, 2003, (Amended Due Date) was executed on March 11, 2002.

The Note Extension provided for accrued interest to be paid in cash within ten days after the execution of the Note Extension and future interest payments to be paid quarterly. The Note Extension also provided that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The Note was paid in full during 2003 and escrowed shares have been returned to BLM.

Net cash provided by financing activities was $1.5 million. A $5.5 million line of credit was provided to the Company by Wells Fargo Bank, NA. The line of credit is a transaction specific working capital line with a 90% guarantee from the United States Export-Import Bank of the US. Letters of credit from our customer for the specific transaction must be in place to advance funds and the letters of credit are used for collateral.

Management anticipates that it will be successful in obtaining sufficient product or service contracts to enable the Company to continue normal operations through the next 12 months. Sources of cash over the next 12 months are expected to come from current contracts, spares revenue estimated from historical sales, backlog and contracts in negotiation. Backlog at April 30, 2003 combined with subsequent backlog totals $13.0 million. Significant collections of the accounts receivable balance are expected in the second quarter of fiscal year 2004. Uses of cash will be for normal operating expenses and costs associated with contract execution.

SIGNIFICANT CONTRACTS

In February of 2003, the Company received an order for terminals from Philippine Gaming Management Corporation (PGMC), a related party and BLM subsidiary, for delivery in the 2nd quarter of fiscal year 2004. The contract is valued at $0.7 million. There was no recognized revenue or outstanding accounts receivable on this contract for the period ending April 30, 2003. Billings in excess of costs and estimated earnings on uncompleted contracts was $0.1 million at April 30, 2003.

In November of 2002, the Company obtained a new kit order from an existing customer with a value of $14.2 million. The Company delivered $10.3 million of this order as of April 30, 2003. The balance of deliveries is scheduled in the first half of the fiscal year 2004. As of April 30, 2003, recognized revenue was $10.3 million and the accounts receivable balance was $9.3 million.

In July of 2002, the Company executed an agreement to sell terminals to an existing customer. The value of the contract was $283,000 and was delivered in the fourth quarter of fiscal year 2003. As of April 30, 2003, recognized revenue and the accounts receivable balance both were $283,000.

In May 2002, the Company executed three agreements with an existing customer for various software and services. The combined value of the contracts is $862,000. Recognized revenue on two of these contracts at April 30, 2003 was $612,000. There was no account receivable balance at year end. Revenue from the third contract is expected to be recognized over the next 18-24 months.

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

The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the balance sheet of the Company in accordance with U.S. generally accepted accounting principles. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders’ equity reported by the Company. There was no foreign exchange gain or loss for the period ended April 30, 2003. The foreign exchange rate loss for the period ended April 30, 2002 was $11,000.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Form 10-KSB
(Page)

Report of Independent Certified Public Accountants	16
Consolidated Financial Statements:
Balance Sheets as of April 30, 2003 and 2002	17
Statement of Operations for the years ended April 30, 2003 and 2002	18
Statement of Shareholders’ Equity for the years ended April 30, 2003 and 2002	19
Statement of Cash Flows for the years ended April 30, 2003 and 2002	20
Notes to Consolidated Financial Statements	21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc (“the Company”) as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Lottery & Totalizator Systems, Inc. as of April 30, 2003 and 2002, and the results of its consolidated operations and its consolidated cash flows for the years ended April 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, “Major Customers” in the consolidated financial statements, the Company has a receivable from a single Customer of $10.6 million, representing 93% of the Company’s total accounts receivable at April 30, 2003. This balance is due from an international Customer for terminal kits shipped during the last fiscal quarter of 2003. Additionally, the Company holds approximately $3 million of terminal kit inventory at April 30, 2003, specifically acquired for this Customer, which inventory is to be shipped upon receipt of this Customer’s outstanding receivable balance. Total assets related to this Customer represent $13.6 million of the Company’s total assets at April 30, 2003.

/S/ GRANT THORNTON LLP

Irvine, California
June 19, 2003 (except for
Note 2, “Major Customers", as to which the
date is August 12, 2003)

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
As of	2003	2002

$ in thousands, except share amounts
Assets
Current assets:
Cash and cash equivalents	$1,595	$5,419
Accounts receivable, net of allowance for doubtful accounts of $223 and $73, respectively	11,017	1,712
Costs and estimated earnings in excess of billings on uncompleted contracts	—	205
Inventories, net	3,862	406
Note receivable from parent	—	1,500
Other current assets	189	383

Total current assets	16,663	9,625

Equipment, furniture and fixtures at cost, less accumulated depreciation of $3,777 and $3,638, respectively	607	407
Other noncurrent assets	100	100

	$17,370	$10,132

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,800	$486
Line of Credit	1,500	—
Billings in excess of costs and estimated earnings on uncompleted contracts	966	907
Accrued payroll and related taxes	559	472
Payable to parent	43	348
Accrued contract loss	128	245
Other current liabilities	475	520

Total current liabilities	9,471	2,978

Other long-term liabilities	83	95

	9,554	3,073

Commitments and contingencies
Shareholders’ equity:
Common shares; no par value, 50,000,000 shares authorized; 12,943,000 shares issued and outstanding in 2003 and 2002	56,350	56,350
Accumulated deficit	(48,354)	(49,122)
Other accumulated comprehensive loss	(180)	(169)

Total Shareholders’ Equity	7,816	7,059

	$17,370	$10,132

The accompanying notes are an integral part of these consolidated balance sheets

CONSOLIDATED STATEMENTS OF OPERATIONS

	April 30,	April 30,
Year ended	2003	2002

$ in thousands, except per share amounts
Revenues:
Sales of products	$22,717	$17,982
Services	105	198

	22,822	18,180

Cost of revenues:
Cost of product sales	16,734	11,592
Cost of services	99	72

	16,833	11,664

Gross profit	5,989	6,516
Engineering, research and development	1,244	1,361
Selling, general and administrative	4,228	4,102

Income from operations	517	1,053
Other income:
Interest income, net	259	249
Other	(3)	(11)

Income before provision for income taxes	773	1,291
Provision for income taxes	5	14

Net income	$768	$1,277

Net income per share:
Basic	$.06	$.10

Diluted	$.06	$.10
Shares used in determination of net income per share
Basic	12,943	12,943

Diluted	12,943	12,949

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Other
	Common Stock			Accumulated
			Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (loss)	Total

Thousands of shares/dollars
Balance at April 30, 2001	12,943	$56,350	$(50,399)	$(174)	$5,777

Foreign currency translation adjustment	—	—	—	5	5
Net income	—	—	1,277	—	1,277

Total comprehensive income					1,282

Balance at April 30, 2002	12,943	56,350	(49,122)	(169)	7,059

Foreign currency translation adjustment	—	—	—	(11)	(11)
Net income	—	—	768	—	768

Total comprehensive income					757

Balance at April 30, 2003	12,943	$56,350	$(48,354)	$(180)	$7,816

The accompanying notes are an integral part of this consolidated statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	April 30,	April 30,
Year ended	2003	2002

$ in thousands
Cash flows from operating activities:
Net income	$768	$1,277
Adjustments to reconcile net income to net cash Provided by (used for) operating activities:
Depreciation and amortization	210	154
Loss on disposal of equipment	5	15
Changes in operating assets and liabilities:
Accounts receivable	(9,305)	(538)
Costs in excess of billings on uncompleted contracts	205	566
Inventories	(3,456)	1,675
Other assets	193	(281)
Accounts payable	5,314	(761)
Billings in excess of costs and estimated earnings on uncompleted Contracts	59	472
Accrued payroll and related taxes	86	51
Payable to parent	(305)	(44)
Other liabilities	(172)	(281)

Net cash provided by (used for) operating activities	(6,398)	2,305

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(415)	(170)
Payment of notes receivable from parent	1,500	—

Net cash provided by (used for) investing activities	1,085	(170)

Cash flows from financing activities:
Proceeds from line of credit	1,500	—

Net cash provided by (used for) financing activities	1,500	—

Effect of exchange rate changes on cash	(11)	5

(Decrease) increase in cash and cash equivalents	(3,824)	2,140
Cash and cash equivalents, beginning of year	5,419	3,279

Cash and cash equivalents, end of year	$1,595	$5,419

Supplemental cash flow information:
Cash paid during the year for interest	$9	$2
Cash paid during the year for income taxes	$6	$10

The accompanying notes are an integral part of these consolidated statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002

1.	OPERATIONS AND OTHER ORGANIZATIONAL MATTERS

     The Company’s consolidated financial statements as of April 30, 2003 and 2002 have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to three months lead-time before delivery of hardware begins.

     At April 30, 2003, the Company had working capital of $7.2 million including accounts receivable of $10.3 million and inventory of $2.3 million related to one customer’s contract. Collection of the outstanding receivable and the shipment of the inventory and conversion to cash under the existing contract is necessary to sustain operations. Management recognizes that the Company must recover its investment in existing contracts and generate additional contract revenues to maintain its current level of operations. Based upon backlog and potential contracts, management believes that it will be successful in obtaining sufficient contracts to enable the Company to continue normal operations; however, no assurances can be given that the Company will continue to generate profitable operations. If the Company is unable to generate sufficient cash flow from operations, management will be required to reduce the Company’s operations and seek additional financing. Management believes that it can sharply reduce operating expenses in the event revenues fail to meet targeted levels, however, there can be no assurance that the Company will successfully implement these plans. Additionally, adequate financing, if needed, may not be available or at reasonable rates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions are eliminated.

     Revenue Recognition – The Company recognizes revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. The revenue for the sale of spares (replacement parts for hardware) is recognized upon shipment in accordance with SAB No. 101. The revenue for the sale of terminals or terminal kits sold as a single element is also recognized upon shipment. The Company meets the criteria for revenue recognition through evidence that arrangements exist and the price to the buyer is fixed with signed contracts or purchase orders. Shipping documents illustrate that delivery of hardware with preinstalled software has occurred. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices or required upfront payment. We do not make concessions for late or extended payments.

Revenue from software sold as a single element is recognized using percentage-of-completion or completed contract depending on the complexity of modifications, if any. Revenue for software support agreements and facility management contracts are recognized according to SAB No. 101. The Company currently does not have any facility management agreements.

The majority of the Company’s revenue is generated from the sale of multiple element contracts that include terminals, the central system and software modifications. The Company does not segment these contracts and revenue is recognized under percentage-of-completion in accordance with SOP No. 97-2. If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement is accounted for in conformity with SOP 81-1. Under the percentage of completion method, in the event of a negative gross profit, the total estimated loss would be recognized immediately.

     Allowance for Doubtful Accounts – The Company reviews its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, known specific issues or disputes which exist as of the balance sheet date and the condition of the general economy and the industry as a whole. Historically, the Company has provided for an allowance for doubtful accounts upon evidence of impairment. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Management does not have any reason to believe that all outstanding receivable balances at April 30, 2003 will not be paid.

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

     Inventories – Inventories are composed of raw materials, work-in process and finished goods, which are stated at the lower of cost (using the first-in first-out method) or market.

     Warranty Reserves - Estimated expenses for warranty obligations are accrued as revenue is recognized on related contracts. The reserves are adjusted periodically to reflect actual experience.

     The policy for replacement parts sold by the Company are warranted to be free from manufacturing and material defects for ninety (90) days from the date the products leave the Company’s facility as recorded on the shipping documentation. There are only two parts that are returned on an on-going basis. The estimated returns for these products is determined by using a historical average of returns. The Company uses the most recent inventory cost to determine the value of potential returns.

     The policy for contract warranties is specified in each contract. The Company’s definition of contract warranty phase typically represents a six-month period of time for the customer to report any nonconformance issues to the specifications or clarification of minor performance or requirement issues which commences on the date of successful specification conformance testing completion or when the customers system goes live, whichever is sooner. The Company uses the contract warranty accrual for expenses that fall into this category. The estimated expenses for warranties for contracts are built into a cost budget prepared prior to contract negotiations at approximately 3% of revenue. The amount budgeted for each contract is included in the total estimated contract cost used in computing the estimated gross profit. If monthly budget reviews indicate an increase in the warranty estimate, the accrual will be increased.

     Customers do not have a right of return except for defective products as discussed above.

     Income Taxes – Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standard (SFAS) No. 109. Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Foreign Currency - The Company’s reporting currency is the U.S. dollar. The Company’s sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Changes in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar have had, and could in the future have, an impact on revenue and expense reported by the Company, and such effect may be material in any individual reporting period.

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

     Per Share Information - Basic net income per share is based on the weighted average number of shares outstanding during the year. In the 12 month periods ending April 30, 2003 and April 30, 2002, diluted net income per share includes stock options if their effect would be dilutive.

     Research and Development - Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing significant improvements.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at April 30, 2003 and

April 30, 2002 are investments in commercial paper totaling $1.4 million and $3.4 million, respectively, which mature in May 2003 and May 2002, respectively.

     Stock Options - As permitted, the Company has elected the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “ Accounting for Stock-Based Compensation”. Accordingly, the Company continues to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123.

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant, using the Black-Scholes option pricing model, with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates 2.86% — 5.34%; dividend yields of 0% in all years; volatility factors of the expected market price of the Company’s common stock of 1.91 for 2003 and 2.24 for 2002 and a weighted-average life of the option of 4.7 and 5.7 years, respectively.

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

(in thousands, except per share data)	Year Ended

	2003	2002

Net income as reported	$768	$1,277

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(61)	(69)

Pro forma net income	$707	$1,208
Earnings per share:
Basic — as reported	$.06	$.10
Basic — pro forma	$.05	$.09
Diluted — as reported	$.06	$.10
Diluted — pro forma	$.05	$.09

     Major Customers – For the year ended April 30, 2003, one customer individually represented 86% of the Company’s total revenue. For the year ended April 30, 2002, two customers individually represented 51 % and 21% (a related party) of the Company’s total revenue. (See Note 3).

     Accounts receivable and costs in excess of billings on uncompleted contracts are primarily related to contracts with a few major customers. At the end of April 30, 2003, one customer represented 93% of the Company’s total accounts receivable. These amounts are payable in accordance with the terms of individual contracts and generally collateral is not required.

     As of April 30, 2002, three customers individually represented 48%, 34% and 16% of the Company’s total accounts receivable.

     In reference to the customer which individually represented 93% of the Company’s total accounts receivable as of April 30, 2003, subsequent collections have been received for $2.7 million. In addition, subsequent to year end, letters of credit have been received for $2.0 million as of April 30, 2003. However, substantial amounts are still due.

     Significant additional collections are expected to be made in the second quarter of fiscal year 2004. Nonpayment from the customer could have a material adverse impact to the Company.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. At December 27, 2002, the Company had no guarantees outstanding. The Company has adopted FIN 45 which has no material effect on the financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement 123”. This Statement amends SFAS 123, “Accounting for Stock-Based compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are applicable for fiscal periods ending after December 15, 2002. The Company has adopted SFAS 148 which has no material effect on the financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has not entered into any transactions or other arrangements which they believe would be considered variable interest entities and accordingly expects that the adoption of these provisions will have no impact on the Company’s consolidated results of operations or financial position.

     Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentations.

3.	RELATED PARTY TRANSACTIONS

     Berjaya Lottery Management (H.K.) Ltd (BLM) owns 71.4% of the outstanding voting stock of ILTS.

     The Company has entered into sales agreement to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. Revenues related to these agreements totaled $1.0 million and $4.6 million for the year ended April 30, 2003 and 2002, respectively. Included in accounts receivable was $225,000 and $68,000 at April 30, 2003 and April 30, 2002, respectively.

     In February of 2003, the Company received an order for terminals from Philippine Gaming Management Corporation (PGMC), a related party and BLM subsidiary, for delivery in the 2nd quarter of fiscal year 2004. The contract is valued at $0.7 million. There was no recognized revenue or outstanding accounts receivable on this contract for the period ending April 30, 2003. Billings in excess of costs and estimated earnings on uncompleted contracts was $0.1 million at April 30, 2003.

     On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million unsecured loan to BLM at an interest rate of 9% per annum. The Note was due on August 13, 2001. In August 2001, the Affiliations Committee approved the extension of the note receivable from BLM to February 14, 2002. As specified under the Note Agreement, the extension required the pledge of a security (in the form of shares of the Company’s common stock) to be placed in escrow equal in value to twice the amount of the Note on the date of extension. The Escrow Agreement and Amendment to Promissory Note, Corporate Guarantee and Security Arrangement were executed on October 15, 2001. An extension of the note (Note Extension) until February 14, 2003 (Amended Due Date) was executed on March 11, 2002. The Note Extension provided for accrued interest will be paid in cash within ten days after the execution of the Note Extension and future interest payments to be paid quarterly. The Note Extension also provided that the Company, may at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The Note was paid in full during 2003 and the escrowed shares held as collateral have been released.

     In November 2000, the Company and Sports Toto Malaysia (STM), a related party and subsidiary of Berjaya Sports Toto Berhad, a subsidiary of BLM, executed an agreement for the Company to supply an on-line lottery system and services to STM for $8.1 million. The system went live in August 2002. Revenues totaling $0.4 million and $3.7 million were recognized on this contract in the fiscal year ending April 30, 2003 and 2002, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts as of April 30, 2003 was $0.7 million. There was no outstanding accounts receivable as of April 30, 2003 on this contract.

     During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM. Title to the inventory purchased resides with BLM and is on consignment; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf. Over time, the Company has been able to sell or use a portion of the BLM inventory. When the Company used the BLM parts, title, risk of loss and collection of payment were the responsibility of the Company. The BLM inventory is reviewed and the Company creates a liability due to BLM for all BLM inventory used in the manufacture of terminals or sold as spares. The Company uses the gross presentation of revenues and costs in compliance with EITF 99-19. Proceeds from the sale of BLM inventory aggregated approximately $220,000 and $348,000 and have been reflected as a related party liability in the accompanying consolidated balance sheets as of April 30, 2003 and 2002, respectively. The amount of BLM inventory on consignment as of April 30, 2003 and 2002 was $541,000 and $659,000, respectively.

4.	CONTRACTS IN PROCESS

     The amounts by which total costs exceeded or were less than billings on uncompleted contracts are as follows (in thousands):

As of	April 30, 2003	April 30, 2002

Costs and estimated earnings in progress	18,887	17,958
Billings on contracts in progress	(19,853)	(18,660)

Total contracts in progress	$(966)	$(702)

Included in the accompanying consolidated balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$—	$205
Billings in excess of costs and estimated earnings on uncompleted contracts	(966)	(907)

	$(966)	$(702)

5.	SIGNIFICANT CONTRACTS

     In February of 2003, the Company received an order for terminals from Philippine Gaming Management Corporation (PGMC), a related party and BLM subsidiary, for delivery in the 2nd quarter of fiscal year 2004. The contract is valued at $0.7 million. There was no recognized revenue or outstanding accounts receivable on this contract for the period ending April 30, 2003. Billings in excess of costs and estimated earnings on uncompleted contracts was $0.1 million at April 30, 2003.

     In November of 2002, the Company obtained a new kit order from an existing customer with a value of $14.2 million. The Company delivered $10.3 million of this order as of April 30, 2003. The balance of deliveries is scheduled in the first half of the fiscal year 2004 upon collection of the remaining outstanding receivables. As of April 30, 2003, recognized revenue was $10.3 million and the accounts receivable balance was $9.3 million.

     In July of 2002, the Company executed an agreement to sell terminals to an existing customer. The value of the contract was $283,000 and was delivered in the fourth quarter of fiscal year 2003. As of April 30, 2003, recognized revenue and the accounts receivable balance both were $283,000.

In May 2002, the Company executed three agreements with an existing customer for various software and services. The combined value of the contracts is $862,000. Recognized revenue on two of these contracts at April 30, 2003 was $612,000. There was no account receivable balance at year end. Revenue from the third contract is expected to be recognized over the next 18-24 months.

     In August 2001, the Company executed agreements with a new customer to supply lottery terminals and software for approximately $17.9 million. The lottery terminals consist of new and refurbished units as well as kits for partial manufacturing. All new and refurbished terminals were delivered by April 30, 2002. The remaining backlog under this contract was for kits with a minimum approximate value of $8.4 million. As part of this contract, multiple orders for kits with a value of $8.1 million was received. The Company has determined that these orders satisfy the requirements of the original contract. There is no further backlog under these contracts. Revenue recognized on this contract as of April 30, 2003 and 2002 was $8.3 million and $9.2 million, respectively. Accounts receivable as of April 30, 2003 on these contracts was $0.4 million. A payment for $0.2 million was received subsequent to April 30, 2003.

6.	INVENTORIES

Inventories were comprised of (in thousands):	April 30,	April 30,
	2003	2002

Raw materials, including kit components	$3,724	$320
Work in process	138	80
Finished goods	—	6

	$3,862	$406

     Raw materials includes $2,333 related to parts for kits under a customer contract.

7.	LINE OF CREDIT

On April 3, 2003, the Company was approved for a $5.5 million line of credit to be used for a specific project. This transaction specific working capital line is 90% guaranteed by the United States Export-Import Bank. The line provides for advances of 90% on accounts receivable or 65% of inventory backed by a letter of credit. The outstanding line of credit at April 30, 2003 of $1.5 million. Financial covenants for the line of credit include a current ratio not less than 2 to 1, tangible net worth not less than $4.5 million, total liabilities divided by tangible net worth not greater than 1 to 1 and net income after taxes not less than $1 on a rolling 12 month basis. As of April 30, 2003, the Company was in breach of two of these covenants. Current ratio was at 1.74 and total debt divided by tangible net worth was at 1.25. The institution may terminate the line of credit due to breach of covenants, however, the institution waived their default rights with respect to the breaches for the period ending April 30, 2003. The line of credit expires on March 1, 2004 or upon completion of the specific project, whichever comes first. Interest is prime plus 1/2 % on the advanced amount of the line of credit. The Company has granted a security interest in rights to payment and inventory as collateral. The security agreement will terminate upon performance of all obligations to the institution.

8.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share.

	Year ended	Year ended
(in thousands, except per share amounts) :	April 30,	April 30,
	2003	2002

Numerator:
Numerator for basic income per share — Income available to common stockholders	$768	$1,277

Denominator:
Denominator for basic income per share — weighted average shares	12,943	12,943
Effect of dilutive securities: Stock option plans	—	6

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	12,943	12,949

Basic and diluted income per share	$0.06	$0.10

     At April 30, 2003 and 2002, options to purchase 598,371 and 656,703 shares respectively, of Company common stock, at prices ranging from $.53 to $47.25 per share, were not included in the computation of diluted EPS because they have an anti-dilutive effect. The options expire on various future dates through June 2011.

9.	INDUSTRY SEGMENT AND GEOGRAPHICAL DATA

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

     Sales between geographic areas are generally priced to recover material costs plus an appropriate markup. Revenue by major customer location is as follows (in thousands):

	Year ended	Year ended
Customer Location	April 30, 2003	April 30, 2002

India	$19,528	$9,215
Malaysia	724	5,231
Singapore	—	1,500
Philippines	597	771
Australia	245	449
U.S.A.	688	256
Hong Kong	624	429
Sweden	413	258
All other	3	71

Total	$22,822	$18,180

     The following table summarizes information about the Company’s operations in different geographic areas for the years ended as follows (in thousands):

	Year Ended April 30, 2003				Year Ended April 30, 2002

		Asia/		Consoli-		Asia/		Consoli-
	USA	Pacific	Europe	dated	USA	Pacific	Europe	dated

Sales to unaffiliated customers:
Export	$21,115	$—	$—	$21,115	$13,265	$—	$—	$13,265
Domestic	688	—	—	688	256	29	—	285

Sales to:
Australia subsidiary	—	—	—	—	—	—	—	—
Berjaya subsidiaries	1,019	—	—	1,019	4,630	—	—	4,630
ILTS U.S	—	5	—	5	—	93	—	93

	22,822	5	—	22,827	18,151	122	—	18,273
Elimination of intercompany sales	—	(5)	—	(5)	—	(93)	—	(93)

Total revenue	$22,822	$—	$—	$22,822	$18,151	$29	$—	$18,180

Net income (loss)	$1,001	$(234)	$—	$768	$1,450	$(165)	$(8)	$1,277

Identifiable assets	$17,321	$49	$—	$17,370	$10,057	$75	$—	$10,132

10.	LEASES

     The Company leases certain equipment and its facilities in Carlsbad, California. The Carlsbad facility lease provides for annual rent increases and expires in January 2006. Lease expense for the year ended April 30, 2003 and 2002 was $338,000 and $320,000, respectively. Minimum future obligations for these leases are as follows: 2004 — $347,000; 2005 — $357,000; 2006 - $268,000; 2007 — $2,000.

11.	INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

	Year ended	Year ended
	April 30, 2003	April 30, 2002

Current:
Federal	$—	$—
State	5	14
International	—	—
Deferred:
Federal	—	—
State	—	—
International	—	—

	$5	$14

     The following is a reconciliation of the statutory federal and state income tax rate to the effective tax rate:

	Year ended	Year ended
	April 30, 2003	April 30, 2002

Expected Federal income tax provision	$359	$468
State taxes, net of federal benefit	24	37
Change in valuation allowance	(283)	(600)
Other, net	(95)	109

	$5	$14

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets are as follows (in thousands):

	April 30, 2003	April 30, 2002

Deferred tax assets:
Reserves and accruals	$629	$710
Net operating loss and credit carryforwards	19,517	19,712
Other	212	219

Deferred tax assets	20,358	20,641
Valuation allowance	(20,358)	(20,641)

Net deferred taxes	$—	$—

     The Company has Federal and California net operating loss carry forwards of approximately $55.0 million and $1.5 million, respectively, which begin to expire in 2009 and 2005, respectively, unless previously utilized. The difference between the Federal and California net operating loss carry forwards relates primarily to California’s statutory annual reduction rule as well as previous expiration of California net operating losses due to the shorter carryover period. Additionally, California has suspended the net operating loss carry forward deduction for taxable years beginning in 2002 and 2003. The carry over for suspended losses is extended by two years for losses incurred before January 1, 2002 and by one year for losses incurred after January 1, 2002 and before January 1, 2003. The Company has provided a valuation allowance against its net deferred tax asset due to uncertainty regarding its realization.

     The Company also has Federal and California general business credit carry forwards of approximately $579,000 and $38,000, respectively which will begin to expire in 2006.

     Pursuant to the Tax Reform Act of 1986, use of the Company’s business credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

12.	EMPLOYEE 401(k) PLANS

     The Company has a 401(k) plan, qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock for each fiscal year that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the years ended April 30, 2003 or April 30, 2002. The Company also maintains another 401(k) plan in which Company or employee contributions are no longer made but long tenured employees maintain an account.

13.	STOCK OPTION PLANS

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

     During the year ended April 30, 2003, the Company did not grant any options to purchase shares of the Company’s common stock to employees or directors. During the year ended April 30, 2002, the Company granted options to purchase 70,000 shares of the Company’s common stock to employees and directors. The options were issued at market and vest over five year or ten years. At April 30, 2003, options for 200,000 shares were available for future grant.

     A summary of the Company’s stock option activity and related information for the years ended April 30, 2003 and 2002 (options in thousands):

		April 30,		April 30,
		2003		2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
Years ended	Options	Price	Options	Price

Outstanding-beginning of year	657	$3.44	672	$3.58
Granted	—	$0.00	70	$0.97
Cancelled	(59)	$3.28	(86)	$2.57

Outstanding-end of year	598	$3.45	657	$3.44

Exercisable at end of year	489	$4.01	409	$4.93

Weighted-average fair value of options granted during the year		$0.00		$0.97

     Exercise prices for options outstanding as of April 30, 2003 ranged from $0.63 to $47.25. The weighted-average remaining contractual life of those options is approximately 4.72 years.

     The following table summarizes information about stock options at April 30, 2003 (shares in thousands):

			Outstanding Stock Options			Exercisable Stock Options

				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of Exercise Prices				Remaining	Exercise		Exercise
as of April 30, 2003			Shares	Contractual Life	Price	Shares	Price

$0.6250	–	$0.7600	30	4.32 years	$0.67	22	$0.64
$1.0000	–	$1.0000	336	6.01 years	$1.00	237	$1.00
$1.0312	–	$3.8439	139	3.26 years	$2.64	137	$2.67
$3.8445	–	$9.0000	67	2.96 years	$5.57	67	$5.57
$10.3125	–	$34.5000	13	1.11 years	$26.25	13	$26.25
$47.2500	–	$47.2500	13	0.55 years	$47.25	13	$47.25

			598	4.72 years	$3.45	489	$4.01

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A.	CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by the SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 10.	EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

(3)	(a)	Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form 10-K for the year ended December 31, 1994, File No. 0-10294).

	(b)	Articles of Incorporation as amended June 2, 1998, reflecting the three-for-one reverse stock split (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294).

	(c)	Articles of Incorporation as amended June 2, 1998, reflecting maximum indemnification for directors permitted by California law (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294).

	(d)	A By-law effective June 2, 1998, amendment relating to officers and directors indemnification and number of directors (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294).

(10)	(a)	Fourth Amendment to Lease for the Registrant’s facility in Carlsbad, California dated August 11, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294.)

	(b)	The Registrant’s 1988 Employee Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration Statement, File No. 33-34123, as filed on April 4, 1990).

	(c)	The Registrant’s 1990 Stock Incentive Plan (incorporated by reference to Form 10-K for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).

	(d)	The Registrant’s 1997 Directors’ Stock Option Plan (incorporated by reference to Form 10-K for the year ended December 31, 1998, File No. 0-10294).

	(e)	Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya’s stock ownership from 38.5% to 71.4% (incorporated by reference from ILTS’s Form 8-K filed on October 18, 1999).

	(f)	ILTS’s Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294).

(21)		Subsidiaries of the Registrant

(23.1)		Consent of Grant Thornton LLP, Independent Public Accountants

(31)		Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8K

The Company filed a Form 8-K on August 14, 2003 disclosing the Company’s Form 10-KSB would be filed late.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	By:	/s/ M. Mark Michalko M. Mark Michalko President

Dated: September 4, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	September 4, 2003

Theodore A. Johnson

/s/ M. Mark Michalko	Director, President	September 4, 2003

M. Mark Michalko	Principal Financial Officer

/s/ Alain K.K. Lee	Director	September 4, 2003

Alain K. K. Lee

/s/ Frederick A. Brunn	Director	September 4, 2003

Frederick A. Brunn

/s/ Ng Foo Leong	Director	September 4, 2003

Ng Foo Leong

/s/ Martin J. O’Meara, Jr.	Director	September 4, 2003

Martin J. O’Meara, Jr.

/s/ Chan Kien Sing	Director	September 4, 2003

Chan Kien Sing