Form 10QSB
period 2003-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2003-09-19
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

As of September 12, 2003, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share amounts)
(Unaudited)

July 31,
2003

ASSETS
Current assets:
Cash and cash equivalents	$339
Accounts receivable, net of allowance for doubtful accounts of $223	10,333
Inventories, net	3,305
Other current assets	190

Total current assets	14,167
Equipment, furniture and fixtures, net	564
Other non-current assets	100

$14,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,331
Billings in excess of costs and estimated earnings on uncompleted contracts	1,159
Accrued payroll and related taxes	641
Warranty reserve	297
Payable to parent	97
Accrued contract loss	124
Other current liabilities	89

Total current liabilities	7,738
Deferred lease	79

7,817

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(49,150)
Accumulative other comprehensive loss	(186)

Total shareholders’ equity	7,014

$14,831

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-months Ended
	July 31,

	2003	2002

Revenues:
Product sales	$2,231	$942
Services	84	25

	2,315	967

Cost of revenues:
Cost of sales of products	1,486	977
Cost of services	41	29

	1,527	1,006

Gross profit (loss)	788	(39)
Engineering, research and development expenses	505	335
Selling, general and administrative expenses	1,075	1,016

Income (loss) from operations	(792)	(1,390)

Other income (expense):
Interest income, net	—	52
Other	(4)	(4)

Net income (loss)	($796)	($1,342)

Net income (loss) per share:
Basic	($0.06)	($0.10)

Diluted	($0.06)	($0.10)

Number of shares used in computation of net income (loss) per share
Basic	12,943	12,943

Diluted	12,943	12,943

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three-months Ended
	July 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	($796)	($1,342)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63	38
Loss on disposal of equipment	—	5
Changes in assets and liabilities:
Accounts receivable	683	(83)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	119
Inventories	557	(573)
Other assets	—	152
Accounts payable	(469)	(5)
Billings in excess of costs and estimated earnings on uncompleted contacts	193	15
Accrued payroll and related taxes	83	83
Payable to parent	54	(4)
Other liabilities	(99)	2

Net cash provided by (used in) operating activities	269	(1,593)

Cash flow from investing activities:
Additions to equipment	(20)	(55)

Cash flow from financing activities:
Payment of line of credit	(1,500)	—

Effect of exchange rate changes on cash	(5)	1

Increase (decrease) in cash and cash equivalents	(1,256)	(1,647)
Cash and cash equivalents at beginning of period	1,595	5,419

Cash and cash equivalents at end of period	$339	$3,772

Supplemental cash flow information:
Cash paid for interest	$5	$3
Cash paid for income taxes	$7	$1

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2003

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 filed with the SEC on September 4, 2003.

At July 31, 2003, the Company had working capital of $6.5 million including accounts receivable of $9.0 million and inventory of $2.1 million related to one customer’s contract. Collection of the outstanding receivable is necessary to sustain operations.

2.	Summary of Significant Accounting Policies

REVENUE RECOGNITION - The Company recognizes revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. The revenue for the sale of spares (replacement parts for hardware) is recognized upon shipment in accordance with SAB No. 101. The revenue for the sale of terminals or terminal kits sold as a single element is also recognized upon shipment. The Company meets the criteria for revenue recognition through evidence that arrangements exist and the price to the buyer is fixed with signed contracts or purchase orders. Shipping documents illustrate that delivery of hardware with preinstalled software has occurred. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices or required upfront payment. We do not make concessions of late or extended payments.

Revenue from software is recognized using percentage-of-completion or completed contract depending on the complexity of modifications, if any. Revenue for software support agreements and facility management contracts are recognized according to SAB No. 101. The Company currently does not have any facility management agreements.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2003

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company reviews its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, known specific issues or disputes which exist as of the balance sheet date and the condition of the general economy and the industry as a whole. Historically, the Company has provided for an allowance for doubtful accounts upon evidence of impairment. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Management does not have any reason to believe that all outstanding receivable balances at July 31, 2003 will not be collected.

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

The policy for contract warranties is specified in each contract. The Company’s definition of contract warranty phase typically represents a six-month period of time for the customer to report any nonconformance issues to the specifications or clarification of minor performance or requirement issues which commences on the date of successful specification conformance testing completion or when the customer’s system goes live, whichever is sooner. The Company uses the contract warranty accrual for expenses that fall into this category. The estimated expenses for warranties for contracts are built into a cost budget prepared prior to contract negotiations at approximately 3% of revenue. The amount budgeted for each contract is included in the total estimated contract cost used in computing the estimated gross profit. If monthly budget reviews indicate an increase in the warranty estimate, the accrual will be increased.

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

The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the balance sheet of the Company at period end exchange rates while revenues and expenses are translated at average rates during the period. Changes in the U.S. dollar value of the

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2003

foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders’ equity reported by the Company.

3.	Recent Accounting Pronouncements

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

4.	Related Party Transactions

Berjaya Lottery Management (H.K.) Ltd (BLM) owns 71.4% of the outstanding voting stock of ILTS.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2003

The Company has entered into sales agreement to supply terminals, spares and services to entities in which the Company’s largest shareholder, BLM, has a significant equity interest. Revenues related to these agreements totaled $0.3 million and $0.4 million for the three-month period ended July 31, 2003 and 2002, respectively. Included in accounts receivable at July 31, 2003 was $309,000 from these customers. There were no accounts receivable balances from BLM at July 31, 2002.

In February of 2003, the Company received an order for terminals from Philippine Gaming Management Corporation (PGMC), a related party and BLM subsidiary. Delivery is expected to be completed in the 2nd quarter of fiscal year 2004. The contract is valued at $0.7 million. Revenue recognized for the three-month period ended July 31, 2003 was $228,000. Outstanding accounts receivable on this contract for the same period was $160,000. Billings in excess of costs and estimated earnings on uncompleted contracts was $61,000 at July 31, 2003.

In November 2000, the Company and Sports Toto Malaysia (STM), a related party and an affiliate of Berjaya Sports Toto Berhad, also an affiliate of BLM, executed an agreement with the Company to supply an on-line lottery system and services to STM for $8.1 million. The system went live in August 2002. There were no revenues related to this agreement for the three-month period ended July 31, 2003 and $161,000 was recognized for the same period in 2002. Billings in excess of revenues as of July 31, 2003 was $0.8 million. There was no outstanding accounts receivable under this contract at July 31, 2003.

During 1996, the Company entered into an agreement with BLM (1996 Agreement) to purchase specific inventory on behalf of BLM. Title to the inventory purchased resides with BLM and is on consignment; therefore, no amounts are reflected in the consolidated balance sheets for inventory purchased on their behalf. Over time, the Company has been able to sell or use a portion of the BLM inventory. When the Company used the BLM parts, title, risk of loss and collection of payment were the responsibility of the Company. The BLM inventory is reviewed and the Company creates a liability due to BLM for all BLM inventory used in the manufacture of terminals or sold as spares. The Company uses the gross presentation of revenues and costs in accordance with EITF 99-19. Proceeds from the sale of BLM inventory aggregated approximately $54,000 and $130,000 for the three months ended July 31, 2003 and 2002, respectively and have been reflected as “payable to parent” in the accompanying consolidated balance sheets as of July 31, 2003. The amount of BLM inventory on consignment as of July 31, 2003 and 2002 was $487,000 and $629,000, respectively.

5.	Line of Credit

On April 3, 2003, the Company was approved for a $5.5 million line of credit to be used for a specific project. This transaction specific working capital line is 90% guaranteed by the United States Export-Import Bank. The line provides for advances of 90% on accounts receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. There is no amount outstanding on the line of credit at July 30, 2003. Financial covenants for the line of credit include a current ratio not less than 2 to 1, tangible net worth not less than $4.5 million, total liabilities divided by tangible net worth not greater than 1 to 1 and net income after taxes not less than $1 on a rolling 12 month basis. As of July 31, 2003, the Company was in breach of two of these covenants. The institution may terminate the line of credit due to breach of covenants, however, the Company expects the institution will waive their default rights with respect

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2003

to the breaches for the period ending July 31, 2003. The line of credit expires on March 1, 2004 or upon completion of the specific project, whichever comes first. Borrowing under the line bear interest at the prime rate plus 1/2% (4.5% at 7/31/03). The Company has granted a security interest in rights to collections and inventory as collateral. The security agreement will terminate upon performance of all obligations to the institution.

6.	Comprehensive Profit (Loss)

The Company accounts for comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows (in thousands):

	Three Months
	Ended
	July 31,

	2003	2002

Net loss	$(797)	$(1,342)
Foreign currency translation adjustment	(5)	1

Comprehensive loss	$(802)	$(1,341)

7.	Significant Contracts

In June of 2003, the Company received a spare parts order valued at $3.2 million. Revenue recognized in the three-month period ending July 31, 2003 was $734,000. Accounts receivable at July 31, 2003 was $647,000.

In November of 2002, the Company obtained a kit order from an existing customer with a value of $14.2 million. Revenue recognized in the three-month period ending July 31, 2003 was $708,000. Accounts receivable at July 31, 2003 related to the kit order was $8.5 million. Subsequent to the quarter end, $2.9 million related to the kit order has been collected through letters of credit.

8.     Major Customers – For the three-month period ended July 31, 2003, three customers represented 78% (including one related party consisting of 15%) of the Company’s total revenue. For the three-month period ended July 31, 2002, four customers represented 74% (including one related party with 17%).

Accounts receivable are primarily related to contracts with a few major customers. At the end of July 31, 2003, one customer represented 87% of the Company’s total accounts receivable. These amounts are payable in accordance with the terms of individual contracts and generally collateral is not required.

As of July 31, 2002, two customers individually represented 68% and 32% of the Company’s total accounts receivable.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2003

In reference to the customer which represented 87% of the Company’s total accounts receivable as of July 31, 2003, subsequent collections have been received for $2.9 million. Significant additional collections are expected to be made in the second quarter of fiscal year 2004. Nonpayment from the customer could have a material adverse impact to the Company. Additionally, there is $2.1 million in kit inventory related to this customer as of July 31, 2003.

9.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share.

(in thousands, except per share amounts) :

	Three Months Ended
	July 31,
	2003	2002

Numerator:
Numerator for basic income (loss) per share –
Net income (loss) available to common stockholders	$(796)	$(1,342)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	12,943	12,943
Effect of dilutive securities:
Stock option plans	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	12,943	12,943

Basic and diluted income (loss) per share	$(0.06)	$(0.10)

At July 31, 2003, options to purchase 598,000 shares of Company common stock, at prices ranging from $.63 to $47.25 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options expire on various future dates through June 2011. No options were granted during the three-month period ended July 31, 2003.

10.	Litigation

There was no outstanding litigation as of July 31, 2003.

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

SUMMARY OF SIGNIFICANT DEVELOPMENTS

Subsequent to the end of the quarter the Company received an order from STM, a related party, for terminals with a value of $3.4 million. The terminals are expected to be delivered in the third quarter of fiscal year 2004.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION - The Company recognizes revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. The revenue for the sale of spares (replacement parts for hardware) is recognized upon shipment in accordance with SAB No. 101. The revenue for the sale of terminals or terminal kits sold as a single element is also recognized upon shipment. The Company meets the four criteria for revenue recognition outlined in paragraph 1 of SAB 101. The Company has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Shipping documents illustrate that delivery of hardware with preinstalled software has occurred. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices or required upfront payment. We do not make concessions for late or extended payments.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

The estimate for the allowance for doubtful accounts is developed based upon historical write off experience and any known specific issues or disputes which exist as of the balance sheet date. The Company currently has a general reserve. Management does not have any reason to believe that all outstanding receivable balances at July 31, 2003 will not be paid.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

RESULTS OF OPERATIONS

Three-months ended July 31, 2003 vs. July 31, 2002

The following table represents the breakdown of revenues components.

July 31, 2003
$ in thousands

	Products	Services	Total

Spares	$1,089	$—	$1,089
Contracts	1,142	—	1,142
Software Support	—	84	84

Total	$2,231	$84	$2,315

July 31, 2002
$ in thousands

	Products	Services	Total

Spares	$578	$—	$578
Contracts	364	—	364
Software Support	—	25	25

Total	$942	$25	$967

Revenues: Product sales, which includes both contract and spares revenue, in the three-month period ending July 31, 2003 were $2.3 million compared to $0.9 million for the same period in 2002. Revenue from terminal spares for the three-months ended July 31, 2003 and 2002 was $1.1 million and $0.6 million respectively. The increase is due to a large spares order received in June 2003 for $3.2 million of which $0.7 million was recognized during the quarter. In the three-months ended July 31, 2003, contract revenue of $1.1 million was recognized from three customers. Contract revenue is very cyclical due to the long-term sales cycle in the lottery industry. Variations in revenue from year to year are the norm. The prior period included $0.4 million in contract revenue from two customers.

Service revenues were $84,000 for the three-months ended July 31, 2003 and $25,000 for the comparable three-month period in 2002. The increase in service revenue is due to the sale of an additional contract.

Gross Profit: The gross profit for the three-month period ending July 31, 2003 was $788,000 or 34% of revenues compared with a loss of $39,000 or negative 4% of revenues for the same period in 2002. The gross profit was attributable to increased product revenue from both spares and contracts over the prior period. Margins were also favorable over the prior year for both spares and contracts. For the three-month period ended July 31, 2002, the gross profit percentage was negative due to unabsorbed labor from insufficient revenue levels and additional costs to satisfy customer requirements. Gross profit on service revenues for the three-month period ending July 31, 2003 was $43,000 compared to a loss of $4,000 for the same period in 2002. The increase in service gross profit dollars is due to the sale of an additional contract. The loss in the prior period was due to expenses stemming from the Australian subsidiary.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Engineering, Research & Development: Engineering, research and development expenses for the three-month period ending July 31, 2003 were $505,000 compared to $335,000 for the comparable three-month period in 2002. The increased spending relates to product development and the potential use of the Company’s technology in other markets. These expenses are primarily labor costs. Future quarterly expense levels are expected to be consistent with the current three-month period. The Company remains committed to continued research and development for new and improved products from both a technical and cost perspective.

Selling, General & Administrative: Selling, general and administrative expenses were $1.1 million for the three-month period ending July 31, 2003 compared to $1.0 million for the same period in 2002. SG&A expenses are expected to remain constant with the current level of spending.

Other Income: Other income for the three-month period ended July 31, 2003 is an expense of $4,000 compared to income of $48,000 for the 2002 period. The three-month period ending July 31, 2002, primarily consisted of interest income from cash balances.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended July 31, 2003, the cash and cash equivalents for the Company decreased $1.3 million driven by cash used in financing activities.

Net cash provided by operating activities was $0.3 million for the three-month period ended July 31, 2003. Primary sources of cash included $0.7 million from a decrease in the accounts receivable balances and $0.6 million from a decrease in inventories. In addition, other sources of cash included an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $0.2 million and accrued payroll, liabilities to parent and depreciation and amortization combined for $0.2 million. These sources of cash totaled $1.6 million and were offset by uses of cash totaling $1.3 million. The primary uses of cash included a loss in net income of $0.8 million and a decrease in accounts payable of $0.4 million. Other liabilities also decreased by $0.1 million.

The significant impact on cash for the period was the payment of an advance on the Company’s line of credit (discussed below). Payment during the three-month period ended July 31, 2003 was $1.5 million. At July 30, 2003, there was no amount drawn on the line of credit.

On April 3, 2003, the Company was approved for a $5.5 million line of credit to be used for a specific project. This transaction specific working capital line is 90% guaranteed by the United States Export-Import Bank. The line provides for advances of 90% on accounts receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. There is no amount outstanding on the line of credit at July 30, 2003. Financial covenants for the line of credit include a current ratio not less than 2 to 1, tangible net worth not less than $4.5 million, total liabilities divided by tangible net worth not greater than 1 to 1 and net income after taxes not less than $1 on a rolling 12 month basis. As of July 31, 2003, the Company was in breach of two of these covenants. The institution may terminate the line of credit due to breach of covenants, however, the Company expects the institution will waive their default rights with respect to the breaches for the period ending July 31, 2003. The line of credit expires on March 1, 2004 or upon completion of the specific project, whichever comes first. Interest is prime plus ½ % on the advanced amount of the line of credit. The Company has granted a security interest in rights to payment and inventory as collateral. The security agreement will terminate upon performance of all obligations to the institution.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

The Company is dependent upon the collection of its outstanding accounts receivable of which 87% is from a single customer. Significant additional payments are expected in the second and third quarters of fiscal 2004. Nonpayment of the accounts receivable could have a significant negative impact on the Company’s cash flow and financial position. Additionally, the Company expects to convert $2.1 million in kit inventory related to this customer into cash prior to the end of the fiscal year.

Management anticipates that it will be successful in obtaining additional product or service contracts to enable the Company to continue normal operations through the next 12 months. Sources of cash over the next 12 months are expected to come from current contracts, spares revenue, backlog and contracts in negotiation. Backlog at July 31, 2003 totals $7.3 million. Additional backlog totaling $3.4 million was received subsequent to the quarter end. Uses of cash will be for normal operating expenses and costs associated with contract execution.

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

The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the balance sheet of the Company in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders’ equity reported by the Company. The Company recognized a foreign currency translation gain of $4,000 for the three-month period ended July 31, 2003 and a loss of $3,000 for the three-month period ended July 31, 2002.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting subsequent to the date that the principal executive officer and principal accounting officer carried out their evaluation. However, the Company recently received comments from its external auditor, Grant Thornton, LLP, with respect to the Company’s control environment surrounding the application of certain accounting principles. Although, Grant Thornton, LLP issued an unqualified audit opinion on the financial statements for the year ended April 30, 2003, nevertheless, it is Grant Thornton, LLP’s view that there is a material weakness in the Company’s control environment. Without accepting or rejecting Grant Thornton, LLP’s conclusions, the Audit Committee will carefully review the matter with Grant Thornton, LLP and management to determine what corrective measures, if any, are warranted.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Part II                            OTHER INFORMATION

Item 1.          Legal Proceedings

None

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

A.	Exhibits

(31)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8K

The Company filed a Form 8-K on August 14, 2003 disclosing the Company’s Form 10-KSB would be filed late. The Company filed its’ Form 10-KSB on September 4, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

/s/ M. Mark Michalko

M. Mark Michalko
President and Acting
Chief Financial Officer

Date: September 19, 2003