Form 10QSB
period 2003-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2003-12-19
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

As of December 19, 2003, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share amounts)
(Unaudited)

October 31,
2003

ASSETS
Current assets:
Cash and cash equivalents	$1,211
Accounts receivable, net of allowance for doubtful accounts of $174	3,479
Inventories, net	3,674
Other current assets	336

Total current assets	8,700
Long-term accounts receivable	3,022
Equipment, furniture and fixtures, net	520
Other non-current assets	100

$12,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,252
Billings in excess of costs and estimated earnings on uncompleted contracts	1,971
Accrued payroll and related taxes	598
Warranty reserve	278
Payable to parent	102
Accrued contract loss	114
Other current liabilities	43

Total current liabilities	6,358
Other long-term liabilities	74

Total liabilities	6,432

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(50,230)
Accumulative other comprehensive loss	(210)

Total shareholders’ equity	5,910

$12,342

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenues:
Sales of products	$1,577	$6,033	$3,808	$6,975
Services	76	30	160	55

	1,653	6,063	3,968	7,030

Cost of revenues:
Cost of product sales	1,128	4,467	2,613	5,444
Cost of services	41	24	83	53

	1,169	4,491	2,696	5,497

Gross profit	484	1,572	1,272	1,533
Engineering, research and development expenses	507	198	1,012	532
Selling, general and administrative expenses	1,069	1,142	2,144	2,158

Income (loss) from operations	(1,092)	232	(1,884)	(1,157)

Other income (expense):
Interest income (expense), net	(2)	48	(6)	97
Other	14	(2)	14	(4)

Net income (loss)	$(1,080)	$278	$(1,876)	$(1,064)

Net income (loss) per share:
Basic	($0.08)	$0.02	($0.14)	($0.08)

Diluted	($0.08)	$0.02	($0.14)	($0.08)

Shares used in computation of net income (loss) per share:
Basic	12,943	12,943	12,943	12,944

Diluted	12,943	12,943	12,943	12,944

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six months Ended
	October 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(1,876)	$(1,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	132	86
Amortization of loan origination fee	51
Loss on disposal of equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	4,206	(573)
Costs in excess of billings on uncompleted contracts	—	21
Inventories	498	(2,554)
Other assets	(197)	191
Accounts payable	(2,548)	1,815
Billings in excess of costs and estimated earnings on uncompleted contacts	1,005	93
Accrued payroll and related taxes	39	40
Payable to parent	58	(7)
Other liabilities	(177)	(116)

Net cash provided by (used in) operating activities	1,191	(2,063)
Cash flow from investing activities:
Additions to equipment	(46)	(265)
Cash flow from financing activities:
Payment of line of credit	(1,500)	—
Effect of exchange rate changes on cash	(29)	1

Decrease in cash and cash equivalents	(384)	(2,327)
Cash and cash equivalents at beginning of period	1,595	5,419

Cash and cash equivalents at end of period	$1,211	$3,092

Supplemental cash flow information:
Cash paid for interest	$10	$3
Cash paid for income taxes	$10	$5

See notes to consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 filed with the SEC on September 4, 2003.

The terms “ILTS”, the “Company”, “we”, “our” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.

Revenue Recognition

We recognize revenue by applying various relevant revenue recognition policies depending on the nature of the sale and the terms of the contract. The range of our products and services can be categorized as follows:

Authoritative
Accounting
Description	Literature

Products
Complete systems - including both hardware and software	SOP 97-2
Software - only	SOP 97-2
Hardware - only	SAB 101
Replacement parts (“Spares”)	SAB 101

Services
Software support agreements	SOP 97-2
Facilities management agreements	SOP 97-2

Complete Systems

A complete system is comprised of both hardware and software. The hardware portion includes both central system servers and terminals. The software portion includes the application software for both the central system and terminal.

As directed by Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition”, we

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

follow Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in accounting for the sale of complete systems. We recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

1.	Contract performance extends over long periods of time;

2.	The software portion involves significant production, modification or customization;

3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues, and contract costs; and

4.	Each element is essential to the functionality of the other elements of the contracts.

Under the percentage-of-completion method, sales and estimated gross profits are recognized as work progresses. Progress toward completion is measured by the ratio of costs incurred to total estimated costs. Revenue and gross profit may be adjusted prospectively for revisions and estimated total contract costs.

If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in the period in which they become evident. The total estimated loss includes all costs allocable to the specific contract.

Each complete system contract is reviewed on a contract-by-contract basis to determine the appropriate basis of recognizing revenue. If the contract does not fulfill the above criteria, revenues are only recognized when:

1.	Persuasive evidence of an arrangement exists in the form of signed contracts or purchase orders;

2.	The contract or purchase order contains a fixed or determinable selling price to the buyer;

3.	Collectibility is reasonably assured through due diligence, historical payment practices or upfront payments; and

4.	Delivery has occurred or services have been rendered in accordance with contract terms.

Software – only

In addition to the software portion of a complete system, we also develop software for our customers in accordance with the specifications stipulated in a software supply contract. Generally, these contracts are related to additional features or modules to be added to the application software that we have previously developed for our customers.

Each software contract is reviewed on a contract-by-contract basis to determine the appropriate basis of recognizing revenue.

For contracts involving significant development effort that extends over long periods of time and fulfill the criteria as set out in SOP 81-1, the related revenues are recognized by using the percentage-of-completion method.

Other software supply contract revenues are recognized upon delivery when all the conditions specified in SOP 97-2 are met.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

Hardware – only

Hardware in the form of assembled terminals or component kits may be sold separately to our customers. For component kits contracts, the customer assembles the components into complete terminals. In both cases, we recognize revenue in accordance with SAB 101 when delivery is completed, as stipulated in the terms of the customer contracts.

Replacement parts – “spares"

Sales of spares are also recognized in accordance with SAB 101 when delivery is completed, as defined in the terms of the customer agreement.

Service Revenue

Service revenue includes software support and facility management agreements. Revenue from software support agreements is recognized in accordance with SOP 97-2 depending on the nature of the associated expenses:

1.	If costs are immaterial or incurred on a straight-line basis, revenue is recognized ratably over the term of the agreement;

2.	Otherwise, revenue is recognized over the period of the agreement in proportion to the amounts expected to be charged to expense for the services rendered during the period.

We do not have any facility management agreements at the present time.

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by considering a number of factors:

1.	Length of time trade accounts receivable are past due;

2.	Our previous loss history;

3.	The customer’s current ability to pay its obligation;

4.	Known specific issues or disputes which exist as of the balance sheet date; and

5.	The condition of the general economy and the industry as a whole.

We provide an allowance for doubtful accounts upon evidence of impairment, and write-off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Management believes that all outstanding receivable balances at October 31, 2003 will be collected.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Actual results could differ from those estimates. At the date of the financial statements, estimates may affect the reported amounts of :

1.	Assets and liabilities;

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

2.	Revenues and expenses during the reporting period; and

3.	The disclosure of contingent assets and liabilities.

Warranty Reserves

Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right of return, except for defective products. Estimated expense for warranty obligations are accrued as follows:

1.	Contracts - Contract warranty is specific to the individual contract. Estimated expenses for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware - The warranty phase for terminals or terminal kits commences upon shipment and can extend from 90 days to six months.

b.	Software - The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract, is completed.

2.	Spares - Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty expenses for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

Foreign Currency

Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Changes in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.

The balance sheets of our international subsidiaries are translated into U.S. dollars and consolidated with our balance sheet at period-end exchange rates, while revenues and expenses are translated at average rates during the period. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may have an impact on the foreign currency translation component of our reported stockholders’ equity.

Recent Accounting Pronouncements

SFAS 146

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

value in the period that the liability is incurred. This statement was effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ended after December 15, 2002. As of October 31, 2003, the Company had no guarantees outstanding. The adoption of FIN 45 had no material effect on the Company’s financial statements.

FIN 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has not entered into any variable interest entity transactions or arrangements, and the adoption of these provisions had no impact on the Company’s consolidated results of operations or financial position.

Related Party Transactions

Revenues from all related party agreements for terminals, spares and services totaled $518,000 and $431,000 for the three-month period ended October 31, 2003 and 2002, respectively. Revenues for the six-month period ended October 31, 2003 and 2002 were $871,000 and $660,000, respectively. Included in accounts receivable at October 31, 2003 was $379,000 from these customers.

Berjaya Lottery Management (H.K.) Ltd.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owns 71.4% of the outstanding voting stock of ILTS.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company ‘s consolidated balance sheets for inventory purchased on their behalf.

Over time the Company has sold or used portions of the BLM inventory in unrelated third party

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

As of October 31, 2003 and 2002:

1.	There were no accounts receivable balances from BLM;

2.	There were no related party sales; and

3.	Liabilities to BLM are recorded as a “payable to parent” and were $58,000 and $56,000 for the periods ended October 31, 2003 and 2002, respectively.

Philippine Gaming Management Corporation

In February 2003, the Company received an order for terminals from Philippine Gaming Management Corporation (“PGMC”), a related party and BLM subsidiary. Delivery will be completed in the third quarter of fiscal year 2004. The contract is valued at $650,000. Revenue recognized in the three and six-month periods ending October 31, 2003 was $228,000 and $411,000, respectively. Costs and earnings in excess of billings for this contract were $46,000 at October 31, 2003. Outstanding accounts receivable on this contract at October 31, 2003 was $324,000.

Sports Toto Malaysia

In November 2000, Sports Toto Malaysia (“STM”), a related party and an affiliate of Berjaya Sports Toto Berhad, also an affiliate of BLM, executed an agreement with us to supply an on-line lottery system and services to STM for $8.1 million. The system went live in August 2002. The Company recognized revenue of $21,000 for the three-month period ended October 31, 2003 and $220,000 for the same period in 2002. In the six-month periods ended October 31, 2003 and 2002, the Company recognized revenue of $21,000 and $381,000, respectively. Billings in excess of costs and earnings as of October 31, 2003 were $744,000. At October 31, 2003, there were no outstanding accounts receivables under this contract.

In August 2003, the Company received an order from STM, a related party, for terminals with a value of $3.4 million. The terminals are expected to be delivered in the third and fourth quarters of fiscal year 2004. There were no recognized revenue or outstanding accounts receivables on this contract for the period ending October 31, 2003. Billings in excess of costs and earnings was $851,000 at October 31, 2003.

Line of Credit

On April 3, 2003, a major financial institution extended a $5.5 million line of credit to the Company to be used for a specific project. This transaction specific working capital line is 90% guaranteed by the United States Export-Import Bank. The line provides for advances of 90% on accounts receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. There is no amount outstanding on the line of credit at October 31, 2003. The line of credit expires on March 1, 2004 or upon completion of the specific project, whichever comes first. Borrowings under the line bear interest at the prime rate plus ½ % (4.5% at October 31, 2003). The Company has granted a security interest in rights to collections and inventory as collateral. The security agreement will terminate upon performance of all obligations to the institution.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

Financial covenants for the line of credit include:

1.	Current ratio not less than 2.0 to 1.0;

2.	Tangible net worth not less than $4.5 million;

3.	Total liabilities divided by tangible net worth not greater than 1.0 to 1.0; and

4.	Net income after taxes not less than $1 on a rolling 12 month basis.

     The institution may terminate the line of credit for breach of any of the covenants. As of October 31, 2003, the Company was in breach of three of these covenants. However, on December 1, 2003, the financial institution amended two of the financial covenants:

1.	Current ratio not less than 1.5 to 1.0;

2.	Total liabilities divided by tangible net worth not greater than 1.5 to 1.0.

Following the amendment the Company remains in breach of two of the covenants. The Company anticipates the institution will continue to waive its default rights. As of October 31, 2003, there was no outstanding balance. As of the filing date, there has been no subsequent activity with the line of credit.

Comprehensive Income (Loss)

The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss)	$(1,080)	$278	$(1,876)	$(1,064)
Foreign currency translation adjustment	(24)		(29)	1

Comprehensive income (loss)	$(1,104)	$278	$(1,905)	$(1,063)

Significant Contracts

On August 21, 2003, the Company received an order from STM, a related party, for terminals with a value of $3.4 million. The terminals are expected to be delivered in the third and fourth quarters of fiscal year 2004.

In June of 2003, the Company received a spare parts order valued at $3.2 million. Revenue recognized in the three and six-month periods ended October 31, 2003 was $731,000 and $883,000, respectively. Accounts receivable at October 31, 2003 was $164,000

In November of 2002, the Company obtained a kit order from an existing customer with a value of $14.2 million. There was no revenue recognized in the three-month period ended October 31, 2003. Revenue for the six-month period ended October 31, 2003 was $708,000. Accounts receivable at October 31, 2003 related to the kit order was $5.6 million.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”). The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123.

Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Six Months Ended
	October 31,		October 31,

(in thousands, except per share data)	2003	2002	2003	2002

Net income (loss), as reported	$(1,080)	$278	$(1,876)	$(1,064)
Deduct total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(3)	(21)	(11)	(36)

Pro forma net income (loss)	$(1,083)	$257	$(1,887)	$(1,100)

Earnings (loss) per share:
Basic – as reported	$(0.08)	$0.02	$(0.14)	$(0.08)

Basic – pro forma	$(0.08)	$0.02	$(0.15)	$(0.08)

Diluted – as reported	$(0.08)	$0.02	$(0.14)	$(0.08)

Diluted – pro forma	$(0.08)	$0.02	$(0.15)	$(0.08)

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

Major Customers

	Three Months	Three Months	Six Months	Six Months
	Ended October 31,	Ended October 31,	Ended October 31,	Ended October 31,

	2003	2002	2003	2002

Revenue:
To unrelated customers	Two customers represented 65% of total revenue	One customer represented 84% of total revenue	Two customers represented 71% of total revenue	One customer represented 75% of total revenue
To related customers	One customer represented 28% of total revenue	Two customers represented 7% of total revenue	One customer represented 21% of total revenue	Two customers represented 9% of total revenue

	October 31,	October 31,

	2003	2002

Accounts Receivable:	One customer represented 95% of total accounts receivable	Two customers individually represented 59% and 25%, respectively, of total accounts receivable.

Accounts receivable amounts are payable in accordance with the terms of individual contracts and generally collateral is not required.

In reference to the customer that represented 95% of our total accounts receivable as of October 31, 2003, the customer has provided written confirmation of the unpaid amount and has scheduled payments to settle the outstanding balance. Nonpayment from the customer could have a material adverse impact on our cash position. Additionally, there is $2.0 million in kit inventory related to this customer as of October 31, 2003. The customer acknowledges that the inventory is held on their behalf and accepts the associated liability.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Notes to Consolidated Financial Statements (Unaudited)

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts):	2003	2002	2003	2002

Numerator:
Numerator for basic income (loss) per share –
Net income (loss) available to common stockholders	$(1,080)	$278	$(1,876)	$(1,064)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	12,943	12,943	12,943	12,944
Effect of dilutive securities:
Stock option plans	—	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares and assumed conversions	12,943	12,943	12,943	12,944

Basic and diluted income (loss) per share	$(0.08)	$0.02	$(0.14)	$(0.08)

At October 31, 2003, options to purchase 573,000 shares of the Company’s common stock, at prices ranging from $0.63 to $47.25 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options are outstanding as of October 31, 2003, and will expire on various future dates through June 2011. No options were granted during the six-month period ended October 31, 2003.

Litigation

There was no outstanding litigation as of October 31, 2003.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion in this filing contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in our Annual Report on Form 10-KSB for the year ended April 30, 2003.

Subsequent Events

There were no significant developments subsequent to October 31, 2003.

Critical Accounting Policies

Use of Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our Company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. The areas most sensitive to estimation are revenue recognition, warranty reserves, and the allowance for bad debts.

Revenue Recognition

We recognize revenue using various revenue recognition policies depending on the nature of the sale and the terms of the contract. As presented in the notes to the financial statements, a significant portion of our income is recognized using the percentage of completion accounting method. The use of this method requires three key areas of estimates and uncertainties:

1.	The extent of progress toward completion;

2.	Contract revenues; and

3.	Contract costs.

Progress toward completion is measured by the ratio of costs incurred to total estimated costs. On a monthly basis, management reviews costs incurred to date and revises expected costs at completion. Revenue and gross profit may be adjusted prospectively for revisions in estimated total contract costs. We use input measures to estimate the costs of software modifications. Our input measures include all direct and indirect costs allocable to contracts.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Warranty Reserves

Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right of return, except for defective products.

Estimated expense for warranty obligations are accrued as follows:

1.	Contracts - Contract warranty is specific to the individual contract. Estimated expenses for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware -The warranty phase for terminals or terminal kits commences upon shipment and can extend from ninety (90) days to six months.

b.	Software - The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract, is completed.

2.	Spares - Terminal replacement parts are warranted to be free from defects for ninety (90) days from the date of shipment. Based on historical experience, warranty expenses for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

Allowance for Doubtful Accounts

The estimate for the allowance for doubtful accounts is based upon historical bad debt experience and any known specific issues or disputes that exist as of the balance sheet date. Management believes that all outstanding receivable balances at October 31, 2003 will be paid.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -
For the three months ended October 31, 2003 vs. October 31, 2002

Comparative revenue:

For The Three Months Ended
October 31, 2003
(Amounts in thousands)

	Products	Services	Total

Spares	$983	$—	$983
Contracts	594	—	594
Software Support	—	76	76

Total	$1,577	$76	$1,653

For The Three Months Ended
October 31, 2002
(Amounts in thousands)

	Products	Services	Total

Spares	$767	$—	$767
Contracts	5,266	—	5,266
Software Support	—	30	30

Total	$6,033	$30	$6,063

Revenue: Significant fluctuations in contract revenue are expected in the gaming industry since individual contracts are generally considerable in value, and the timing of contracts does not occur in a predictable trend. In addition, contracts from the same customer generally do not recur in the short-term. Accordingly, comparative results between quarters are not indicative of trends in contract revenue.

During the three-months ended October 31, 2003, there was no significant revenue recognized from any individual contract and $563,000 of contract revenue was recognized from two customers. For the three month period ended October 31, 2002, a single non-recurring contract for terminal kits generated $4.4 million of revenue. Total revenue recognized from the same customer amounted to $5.1 million.

The increase in spares revenue was due to a $3.2 million spares order received in June 2003, of which $883,000 was recognized in the three-months ended October 31, 2003. For the same period in 2002, there was no single large spares order and revenue was derived from five customers.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit: Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market condition. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.

Gross profit for the three months ended October 31, 2003 was $484,000 or 29% of revenues compared to $1.6 million or 26% of revenues for the same period in 2002. The decrease in gross profit dollars was attributable to decreased product revenue from both spares and contracts over the prior period. The higher overall gross profit percent was due to better margins achieved in both spares revenue and in contract revenue from the same customer.

Engineering, Research & Development: Engineering, research and development expenses for the three-months ended October 31, 2003 were $507,000 compared to $198,000 for the comparable three-month period in 2002. The increased spending relates to a specific project designed to make use of our technology in other markets. The expenses are primarily labor costs.

We remain committed to continued research and development for new and improved products from both a technical and cost perspective.

Selling, General & Administrative: Selling, general and administrative expenses were $1.1 million for the three-month period ended October 31, 2003 compared to $1.1 million for the same period in 2002. SG&A expenses are expected to remain constant.

Other Income (Expenses): Other income (expenses) for the three-month period ended October 31, 2003 is a net expense of $2,300. For the same period in 2002, we recognized income of $48,000. The income in 2002 primarily consisted of interest income from a note receivable that was settled as of April 30, 2003.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -
For the six months ended October 31, 2003 vs. October 31, 2002

Revenue
Comparative revenue:

For The Six Months Ended
October 31, 2003
(Amounts in thousands)

	Products	Services	Total

Spares	$2,072	$—	$2,072
Contracts	1,736	—	1,736
Software Support	—	160	160

Total	$3,808	$160	$3,968

For The Six Months Ended
October 31, 2002
(Amounts in thousands)

	Products	Services	Total

Spares	$1,345	$—	$1,345
Contracts	5,630	—	5,630
Software Support	—	55	55

Total	$6,975	$55	$7,030

Revenues: Of the $2.1 million of spares revenue recognized in the six months ended October 31, 2003, $1.6 million relates to a single large order of $3.2 million.

Contract revenue in 2003 of $1.7 million was attributable to four contracts, while contract revenue for the same period in 2002 included $5.6 million attributable to two significantly larger contracts. Variations in contract revenue from year to year are typical. Comparative results are not indicative of trends.

Service revenue was $160,000 for the six months ended October 31, 2003 and $55,000 for the comparable six-month period in 2002. The increase is due to the sale of an additional software support agreement.

Gross Profit: The gross profit for the six months ended October 31, 2003 was $1.3 million or 32% of revenues compared to $1.5 million or 22% of revenues for the same period in 2002. The decrease in gross profit dollars was attributable to decreased product revenue from contracts. The higher overall gross profit percent was due to better margins achieved in both spares revenue and in contract revenue from the same customer.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Engineering, Research & Development: Engineering, research and development expenses for the six-month period ended October 31, 2003 were $1.0 million compared to $532,000 for the comparable six-month period in 2002. The increased spending relates to a specific project designed to make use of our technology in other markets. The expenses are primarily labor costs.

We remain committed to continued research and development for new and improved products from both a technical and cost perspective.

Selling, General & Administrative: Selling, general and administrative expenses were $2.1 million for the six-month period ended October 31, 2003 compared to $2.2 million for the same period in 2002. SG&A expenses are expected to remain constant with the current level of spending.

Other Income (Expenses): Other income (expenses) for the six-month period ended October 31, 2003 is a net expense of $6,300. For the same period in 2002, we recognized income of $97,000. The income in 2002 primarily consisted of interest income from a note receivable that was settled as of April 30, 2003.

Liquidity and Capital Resources

Capital Resources

Working capital at October 31, 2003 was $2.3 million. Included in current assets is $3.5 million in accounts receivable of which $3.1 million was due from a single customer. Payment is scheduled over the next twelve months. Payments on the long-term receivable of $3.0 million are scheduled for the subsequent fiscal year. Nonpayment of the accounts receivable could have a significant negative impact on our cash flow and financial position. Collection of the outstanding balance is essential to our operations.

In addition to the receivable balance, $2.0 million of the $3.7 million in inventory was related to the same customer. We expect to convert the $2.0 million in kit inventory into cash prior to the end of the fiscal year.

Backlog at October 31, 2003 was $9.4 million. Management anticipates that it will be successful in obtaining additional product or service contracts to enable us to continue normal operations through the next twelve months. Sources of cash over the next twelve months are expected to come from current contracts, spares revenue, backlog and contracts in negotiation. Uses of cash will be for normal operating expenses and costs associated with contract execution.

	Six Months Ended

	October 31,	October 31,	Increase	%
Condensed cash flow comparative:	2003	2002	(Decrease)	Change

(Amounts in thousands)
Operating activities	$1,191	$(2,063)	$3,254	158%
Investing activities	(46)	(265)	219	83%
Financing activities	(1,500)	—	(1,500)
Effect of exchange rate	(29)	1	(30)	(3000%)

Net increase in cash and cash equivalents	$(384)	$(2,327)	$1,943	83%

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows  -  Six months ended October 31, 2003:

Operating Activities

Net cash provided by operating activities was $1.2 million for the six-month period ended October 31, 2003. The primary source of cash was $4.2 million from a decrease in the accounts receivable balances, of which $4.1 million was payment received from one customer. Decreases in inventory provided $498,000. Other sources of cash included an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1 million. Accrued payroll, liabilities to parent, and depreciation and amortization combined for $280,000. These sources of cash totaled $6.0 million.

Total uses of cash were $4.8 million. A net loss from operating activities used $1.9 million and a decrease in accounts payable used $2.5 million. Other assets increased by $197,000 while other liabilities decreased by $177,000.

Financing and Investing Activities

On April 3, 2003, a major financial institution extended a $5.5 million line of credit to us to be used for a specific project. This transaction specific working capital line is 90% guaranteed by the United States Export-Import Bank. The line provides for advances of 90% on accounts receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. There is no amount outstanding on the line of credit at October 31, 2003. The line of credit expires on March 1, 2004 or upon completion of the specific project, whichever comes first. Borrowings under the line bear interest at the prime rate plus ½ % (4.5% at October 31, 2003). We have granted a security interest in rights to collections and inventory as collateral. The security agreement will terminate upon performance of all obligations to the institution.

Financial covenants for the line of credit include:

1.	Current ratio not less than 2.0 to 1.0;

2.	Tangible net worth not less than $4.5 million;

3.	Total liabilities divided by tangible net worth not greater than 1.0 to 1.0; and

4.	Net income after taxes not less than $1 on a rolling 12 month basis.

The institution may terminate the line of credit for breach of any of the covenants. As of October 31, 2003, we were in breach of three of these covenants. However, on December 1, 2003, the financial institution amended two of the financial covenants:

1.	Current ratio not less than 1.5 to 1.0;

2.	Total liabilities divided by tangible net worth not greater than 1.5 to 1.0.

Following the amendment, we remain in breach of two of the covenants. We anticipate the institution will continue to waive their default rights. The $1.5 million outstanding amount at

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

April 30, 2003 was repaid in the first quarter of 2003. Subsequently, there has been no new activity with the line of credit.

Cash Flows -   Six months ended October 31, 2002:

Operating Activities

Of the $2.1 million net cash used in operating activities during the six months ended October 31, 2002, net operating losses accounted for $1.1 million. Increases in inventory used $2.5 million. Accounts receivable increased by $573,000 while other liabilities decreased by $116,000. Total uses were $4.3 million.

Sources of cash included an increase in accounts payable of $1.8 million. Other assets decreased by $191,000. Depreciation, accrued payroll and deferred billings provided the remaining $245,000.

Financing and Investing Activities

Investments in new equipment totaled $265,000. There were no new financing activities.

Foreign Exchange Fluctuation

FOREIGN CURRENCY  -  Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Changes in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.

The balance sheets of our international subsidiaries are translated into U.S. dollars and consolidated with our balance sheet at period end exchange rates, while revenues and expenses are translated at average rates during the period. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may an impact on the foreign currency translation component of our reported stockholders’ equity.

We recognized a foreign currency translation loss of $29,000 for the six-month period ended October 31, 2003 and a gain of $1,000 for the six-month period ended October 31, 2002.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Controls and Procedures

Item 3. Controls And Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Controls

Although our previous auditors issued an unqualified audit opinion on our consolidated financial statements for the year ended April 30, 2003, it was their view that there was a material weakness in our control environment. We disclosed their opinion in our first quarter filing.

Since then, we have had several discussions with our previous auditors and reviewed the matter carefully. Through these discussions, our previous auditors indicated that we should improve our documentation to record management decisions regarding revenue recognition and the relevant accounting principles applied. We have complied with this recommendation.

We have also enhanced our control environment with the following improvements:

1.	Adopted a documented approach to quarterly certification procedures;

2.	Engaged an independent firm to prepare FASB 109 calculations and tax returns;

3.	Augmented resources and expertise in evaluating and establishing the applicable revenue recognition policies and procedures.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 5. Other Information

At the annual meeting of shareholders held on November 6, 2003, six of the seven nominees proposed for election as directors listed in the proxy statement mailed on or about September 24, 2003 were elected. However, it was announced at the meeting that Director Frederick A. Brunn had recently informed the board that he declined to stand for re-election.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

(31)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8K

•	The Company filed a Form 8-K on October 10, 2003 disclosing the changes in the Company’s certifying accountant.

•	The Company filed a Form 8-K on December 16, 2003 disclosing the appointment of J.H. Cohn LLP as its new independent accountants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

/s/ M. Mark Michalko
M. Mark Michalko
President and Acting
Chief Financial Officer

Date: December 19, 2003