Form 10QSB
period 2004-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2004-03-16
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

As of March 16, 2004, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands, except share amounts)

January 31,
2004
ASSETS
Current assets:
Cash and cash equivalents	$1,305
Accounts receivable, net of allowance for doubtful accounts of $174	4,626
Inventories, net	4,338
Other current assets	169

Total current assets	10,438
Long-term accounts receivable	1,372
Equipment, furniture and fixtures, net	467
Other non-current assets	100

Total assets	$12,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,108
Billings in excess of costs and estimated earnings on uncompleted contracts	1,917
Accrued payroll and related taxes	492
Warranty reserves	276
Payable to Parent	111
Accrued contract loss	98
Other current liabilities	87

Total current liabilities	6,089
Other long-term liabilities	68

Total liabilities	6,157

Shareholders’ equity:
Common shares, no par value, 50,000,000 shares authorized, 12,943,000 shares issued and outstanding	56,350
Accumulated deficit	(49,894)
Other accumulated comprehensive loss	(236)

Total shareholders’ equity	6,220

$12,377

See notes to condensed consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Revenues:
Sales of products	$3,142	$4,529	$6,950	$11,504
Services	35	25	194	80

	3,177	4,554	7,144	11,584

Cost of revenues:
Cost of product sales	1,474	3,617	4,087	9,060
Cost of services	10	19	93	73

	1,484	3,636	4,180	9,133

Gross profit	1,693	918	2,964	2,451
Engineering, research and development expenses	457	265	1,469	798
Selling, general and administrative expenses	923	1,087	3,066	3,246

Income (loss) from operations	313	(434)	(1,571)	(1,593)

Other income (expense):
Interest income (expense), net	2	117	(5)	213
Other	21	3	36	3

Net income (loss)	$336	$(314)	$(1,540)	$(1,377)

Net income (loss) per share:
Basic and diluted	$0.03	$(0.02)	$(0.12)	$(0.11)

Shares used in computation of net income (loss) per share:
Basic and diluted	12,943	12,943	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,540)	$(1,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	197	146
Amortization of loan origination fee	101
Warranty reserve expense	51	441
Loss on disposal of equipment		5
Changes in operating assets and liabilities:
Accounts receivable	5,018	(848)
Costs in excess of billings on uncompleted contracts		(24)
Inventories	(476)	(1,005)
Other assets	(80)	51
Accounts payable	(2,692)	(8)
Billings in excess of costs and estimated earnings on uncompleted contracts	951	126
Accrued payroll and related taxes	(67)	(32)
Warranty reserve	(110)	(353)
Payable to Parent	67	(6)
Other liabilities	(97)	(193)

Net cash provided by (used in) operating activities	1,323	(3,077)
Cash flows from investing activities:
Additions to equipment	(57)	(354)
Cash flows from financing activities:
Payment of line of credit loans	(1,500)
Effect of exchange rate changes on cash	(56)	(3)

Decrease in cash and cash equivalents	(290)	(3,434)
Cash and cash equivalents at beginning of period	1,595	5,419

Cash and cash equivalents at end of period	$1,305	$1,985

Supplemental cash flow information:
Cash paid for interest	$10	$3

See notes to condensed consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the Securities Exchange Commission’s (SEC) instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows have been included.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 filed with the SEC on September 4, 2003.

The terms “ILTS”, the “Company”, “we”, “our” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.

ILTS designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global on-line lottery and pari-mutuel racing industries. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct on-line lotteries.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Actual results could differ from those estimates. At the date of the financial statements, estimates may affect the reported amounts of:

1.	Assets and liabilities;

2.	Revenues and expenses during the reporting period; and

3.	The disclosure of contingent assets and liabilities.

Revenue Recognition

We recognize revenue by applying various relevant revenue recognition policies depending on the nature of the sale and the terms of the contract. The range of our products and services along with the primary accounting pronouncements we follow is summarized as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Primary
Authoritative
Accounting
Description	Literature
Products
Complete systems - including both hardware and software	SOP 97-2
Software - only	SOP 97-2
Hardware - only	SAB Topic 13
Replacement parts (“Spares”)	SAB Topic 13
Services
Software support agreements	SOP 97-2
Facilities management agreements	SOP 97-2

Complete Systems

ILTS’s complete wagering systems include the point-of-sale terminals, a central computer installation and a commercially available operating system used in conjunction with ILTS’s proprietary application software, and the required communication network to interface the terminals to the central computer installation. System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

A complete system is comprised of both hardware and software. The hardware portion includes both central system servers and terminals. The software portion includes the application software for both the central system and terminals.

As directed by Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition”, we follow Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in accounting for the sale of complete systems. We recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

they become evident. The total estimated loss includes all costs allocable to the specific contract.

Each complete system contract is reviewed individually to determine the appropriate basis of recognizing revenue. If the contract does not fulfill the above criteria, revenues are recognized only when:

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

Each software contract is reviewed individually to determine the appropriate basis of recognizing revenue.

For contracts involving significant development effort that extends over long periods of time and fulfill the criteria as set out in SOP 81-1, the related revenues are recognized by using the percentage-of-completion method.

Other software supply contract revenues are recognized upon delivery when all the conditions specified in SOP 97-2 are met.

Hardware – only

Hardware in the form of assembled terminals or component kits may be sold separately to our customers. For component kits contracts, the customer assembles the components into complete terminals. In both cases, we recognize revenue in accordance with SEC Staff Accounting Bulletin Topic 13 when delivery is completed, as stipulated in the terms of the customer contracts.

Replacement parts – “spares”

Sales of spares are also recognized in accordance with SAB Topic 13 when delivery is completed, as defined in the terms of the customer agreement, and collectibility is reasonably assured.

Service Revenue

Service revenue includes software support and facility management agreements. Revenue from software support agreements is recognized, provided collectibility is reasonably assured, in accordance with SOP 97-2 depending on the nature of the associated expenses:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

1.	If costs are immaterial or incurred on a straight-line basis, revenue is recognized ratably over the term of the agreement;

2.	Otherwise, revenue is recognized over the period of the agreement in proportion to the amounts expected to be charged to expense for the services rendered during the period.

We do not have any facility management agreements as of January 31, 2004, although we have had them at certain times in previous fiscal years.

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

We provide an allowance for doubtful accounts upon evidence of impairment, and write-off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Management believes that the allowance for doubtful accounts at January 31, 2004 is adequate to provide for all losses that can be reasonably anticipated.

Warranty Reserves

Estimated warranty costs are accrued at the time the product is sold to a customer. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at beginning of fiscal year, May 1, 2003	$335
Additional reserves	51
Charges incurred	(110)

Balance at end of nine-month period, January 31, 2004	$276

Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right of return, except for defective products.

Estimated reserves for warranty obligations are accrued as follows:

1.	Contracts - Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware -The warranty phase for terminals or terminal kits commences upon shipment and can extend from 90 days to six months depending on the contract

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

terms.

b.	Software - The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.

2.	Spares - Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

Foreign Currency

Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.

The balance sheets of our international subsidiaries are translated into U.S. dollars and consolidated with our balance sheet at period-end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of our reported stockholders’ equity.

Income Taxes and Valuation Allowance

As of April 30, 2003, the Company had a deferred tax asset of $20.3 million. Due to the net loss of $1.5 million for the nine months ended January 31, 2004, the deferred tax asset has been increased by $613,000. The Company has also increased the valuation allowance against its net deferred tax asset by $613,000 at January 31, 2004 due to the uncertainty regarding its realization.

Recent Accounting Pronouncements

FIN 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company has not entered into any variable interest entity transactions or arrangements, and the adoption of these provisions had no impact on the Company’s consolidated results of operations or financial position in the nine-month period ended January 31, 2004.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

SFAS 148

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amended Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for voluntary change from the intrinsic value method to the fair value based method of accounting for stock-based employee compensation. The Company intends to continue to use the intrinsic value method. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has complied with the interim disclosure provisions in this quarterly report.

SFAS 150

In May 2003, the FASB issued SFAS No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 would have been effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise would have been effective as of July 1, 2003 for financial instruments created before the issuance date of SFAS 150. We have not had any financial instruments with characteristics of both liabilities and equity and accordingly, our adoption of SFAS 150 had no effect on our financial statements.

Related Party Transactions

During the three-months ended January 31, 2004, revenues from all related party agreements for terminals, spares and services totaled $1.3 million. For the same period in 2003, the Company recognized no revenue from related parties. Revenues for the nine-month period ended January 31, 2004 and 2003 were $2.2 million and $607,000, respectively. Included in accounts receivable at January 31, 2004 was $412,000 from these customers. The transactions with the Company’s related parties in the three and nine-month periods ended January 31, 2004 and 2003 are discussed below.

Berjaya Lottery Management (H.K.) Ltd.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owns 71.4% of the outstanding voting stock of ILTS.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on their behalf.

Over time the Company has sold or used portions of the BLM inventory in unrelated third party

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

As of January 31, 2004 and 2003, and for the three and nine-month periods then ended:

1.	There were no accounts receivable balances from BLM;

2.	There were no related party sales; and

3.	Liabilities to BLM are recorded as a “Payable to Parent” and were $111,000 and $28,000 as of January 31, 2004 and 2003, respectively.

Philippine Gaming Management Corporation

In February 2003, the Company received an order for terminals from Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary. Delivery was completed in the third quarter of fiscal year 2004. The contract was valued at $650,000.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis. Revenue recognized on both contract and spare parts in the three and nine-month periods ended January 31, 2004 totaled $124,000 and $950,000, respectively. There were no costs and earnings in excess of billings for contracts with PGMC at January 31, 2004. Accounts receivable from PGMC totaling $29,000 at January 31, 2004 relate to spare parts orders.

Sports Toto Malaysia

In November 2000, Sports Toto Malaysia (“STM”), a related party and an affiliate of Berjaya Sports Toto Berhad, also an affiliate of BLM, executed an agreement with the Company to supply an on-line lottery system and services to STM for $8.1 million.

In August 2003, the Company received an order from STM for terminals with a value of $3.4 million. Delivery of the terminals began in the third quarter and will be completed by the fourth quarter of fiscal year 2004.

On the above contract and order, revenues totaling $1.2 million were recognized during both the three-month and nine-month periods ended January 31, 2004. For fiscal 2003, no revenue was recognized in the three-month period, while revenue of $185,000 was recognized in the nine-month period. Billings in excess of costs and earnings amounted to $1.5 million at January 31, 2004. Accounts receivable from STM totaled $365,000 at January 31, 2004.

On February 17, 2004, the Company received a terminal order with a value of $3.9 million from STM. Delivery of the terminals is expected to begin in the first quarter of fiscal year 2005.

Line of Credit

On April 3, 2003, a major financial institution extended a $5.5 million line of credit to the Company to be used for a specific project. This transaction specific working capital line was 90% guaranteed by the United States Export-Import Bank. The line provided for advances of 90% on accounts receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. Borrowings under the line bore interest at the prime

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

rate plus ½%. The Company had granted a security interest in rights to collections and inventory as collateral.

On January 29, 2004, prior to the expiration date, the Company terminated the line of credit, because it was no longer required. There was no outstanding balance throughout the three- month period ended January 31, 2004.

Comprehensive Income (Loss)

The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Net income (loss)	$336	$(314)	$(1,540)	$(1,377)
Foreign currency translation adjustment	(27)	(4)	(56)	(3)

Comprehensive income (loss)	$309	$(318)	$(1,596)	$(1,380)

Inventories

At January 31, 2004, inventories consisted of the following:

January 31,
2004
Raw material parts	$1,515
Work-in-process	2,823

$4,338

Significant Contracts with Unrelated Parties

In June of 2003, the Company received a spare parts order valued at $3.2 million. Revenue recognized in the three and nine-month periods ended January 31, 2004 were $1.5 million and $3.1 million, respectively. Accounts receivable related to this spare parts order at January 31, 2004 was $206,000.

In November of 2002, the Company obtained a kit order from an existing customer with a value of $14.2 million. There was no revenue recognized in the three-month period ended January 31, 2004. Revenue for the nine-month period ended January 31, 2004 was $708,000. Accounts receivable related to the kit order was $4.9 million at January 31, 2004.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”). The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. The Company was not required to record any compensation expense in the three and nine-month periods ended January 31, 2004 and 2003 in connection with any options granted to employees.

Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans and amortized the cost over the vesting period, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$336	$(314)	$(1,540)	$(1,377)
Deduct total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(4)	(14)	(6)	(50)

Pro forma net income (loss)	$332	$(328)	$(1,546)	$(1,427)

Income (loss) per share:
Basic and diluted – as reported	$0.03	$(0.02)	$(0.12)	$(0.11)

Basic and diluted – pro forma	$0.03	$(0.03)	$(0.12)	$(0.11)

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Major Customers

	Three Months	Three Months	Nine Months	Nine Months
	Ended January 31,	Ended January 31,	Ended January 31,	Ended January 31,
	2004	2003	2004	2003
Revenue:
To unrelated customers	One customer represented 46% of total revenue	One customer represented 86% of total revenue	Two customers represented 61% of total revenue	One customer represented 80% of total revenue

To related customers	One customer represented 37% of total revenue	No revenue was recognized from related parties	Two customers represented 31% of total revenue	Two customers represented 5% of total revenue

January 31,
2004
Accounts Receivable:	One customer represented 91% of total accounts receivable

Accounts receivable amounts are payable in accordance with the terms of individual contracts and generally collateral is not required.

In reference to the customer that represented 91% of our total accounts receivable as of January 31, 2004, the customer has provided written confirmation of the unpaid amount and has scheduled payments to settle the outstanding balance. Nonpayment from the customer could have a material adverse impact on our cash position. Additionally, there is $2.0 million in kit inventory related to this customer as of January 31, 2004. The customer acknowledges that the inventory is held on their behalf and accepts the associated liability.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts):	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted income (loss) per share –
Net income (loss) available to common stockholders	$336	$(314)	$(1,540)	$(1,377)

Denominator:
Denominator for basic and diluted income (loss) per share – weighted average shares	12,943	12,943	12,943	12,943

Basic and diluted income (loss) per share	$0.03	$(0.02)	$(0.12)	$(0.11)

At January 31, 2004, options to purchase 519,000 shares of the Company’s common stock, at prices ranging from $0.63 to $34.50 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose. The options were outstanding as of January 31, 2004, and will expire on various future dates through June 2011. No options were granted during the nine-month period ended January 31, 2004.

Litigation

The Company was not a party to any litigation proceedings as of January 31, 2004.

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

Subsequent Events

On February 17, 2004, the Company received a $3.9 million terminal order from STM, a related party. Delivery of the terminals is expected to begin in the first quarter of fiscal 2005.

Critical Accounting Policies

Use of Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our Company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. The areas most sensitive to estimation are revenue recognition, warranty reserves, the allowance for doubtful accounts and the deferred tax valuation allowance.

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

Warranty Reserves

Estimated warranty costs are accrued at the time the product is sold. Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right of return, except for defective products. Estimated reserves for warranty obligations are accrued as follows:

1.	Contracts - Contract warranty is specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware -The warranty phase for terminals or terminal kits commences upon shipment and can extend from 90 days to six months depending on the contract terms.

b.	Software - The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.

2.	Spares - Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

Allowance for Doubtful Accounts

The estimate for the allowance for doubtful accounts is based upon historical bad debt experience and any known specific issues or disputes that exist as of the balance sheet date. Management believes that the allowance for doubtful accounts at January 31, 2004 is adequate to provide for all losses that can be reasonably anticipated.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -

For the three months ended January 31, 2004 vs. January 31, 2003

Comparative revenue:

	Three Months Ended
	(Amounts in thousands)
	January 31,	January 31,	Change
Revenues	2004	2003	$	%
Products
Spares	$1,887	$819	$1,068	130
Contracts	1,255	3,710	(2,455)	(66)

Total Products	3,142	4,529	(1,387)	(31)

Services
Software Support	35	25	10	40

Total Services	35	25	10	40

	$3,177	$4,554	$(1,377)	(30)

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

Spares revenue for the three-months ended January 31, 2004 included $1.5 million from a $3.2 million spares order. For the same period in 2003, revenue was derived from five significantly smaller orders totaling $819,000.

Contract revenue for the three months ended January 31, 2004 included four contracts, the most significant of which generated $1.0 million in revenue. Revenue for the three-month period ended January 31, 2003 included $3.6 million from a single non-recurring contract.

Related party revenues accounted for 37% of total revenue in the three-month period ended January 31, 2004, while no revenue was recognized from related parties in the same period in 2003.

Gross Profit: Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market condition. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.

Gross profit for the three months ended January 31, 2004 was $1.7 million or 53% of revenues compared to $918,000 or 20% of revenues for the same period in 2003, reflecting better margins

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

achieved on both contract and spares revenues, despite the decrease in total revenue.

Engineering, Research and Development: Engineering, research and development expenses for the three-months ended January 31, 2004 were $457,000 compared to $265,000 for the comparable three-month period in 2003. The 72% increase in spending relates to a specific project designed to make use of our technology in other markets.

We remain committed to continued research and development for new and improved products from both a technical and cost perspective.

Selling, General and Administrative: Selling, general and administrative expenses of $923,000 for the three-month period ended January 31, 2004 were $164,000 or 15% lower than the same period in 2003. This decrease was primarily attributable to the additional overhead expenses being absorbed in the cost of revenues, principally due to a higher level of in-house production work. Apart from that, we expect SG&A expenses to remain consistent.

Other Income (Expenses): Other income for the three-month period ended January 31, 2004 was $23,000. For the same period in 2003, we recognized other income of $120,000. The income in 2003 primarily consisted of interest income from an outstanding accounts receivable balance and a note receivable that was settled as of April 30, 2003 and, therefore, no such interest income was generated for the current period.

Results of Operations -

For the nine months ended January 31, 2004 vs. January 31, 2003

Comparative revenue:

	Nine Months Ended
	(Amounts in thousands)
	January 31,	January 31,	Change
Revenues	2004	2003	$	%
Products
Spares	$3,958	$2,164	$1,794	83
Contracts	2,992	9,340	(6,348)	(68)

Total Products	6,950	11,504	(4,554)	(40)

Services
Software Support	194	80	114	143

Total Services	194	80	114	143

	$7,144	$11,584	$(4,440)	(38)

Revenues: Of the $4.0 million of spares revenue recognized in the nine months ended January 31, 2004, $3.1 million related to a single large spares order of $3.2 million. For the same period in 2003, spares revenue included multiple small orders totaling $2.2 million.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contract revenue of $3.0 million for the nine months ended January 31, 2004 was primarily attributable to three contracts. Of the $9.3 million of contract revenue for the nine months ended January 31, 2003, $9.1 million was attributable to two significant contracts from the same customer. Significant variations in contract revenue from year to year are typical. Comparative results are not indicative of trends.

Service revenue was $194,000 for the nine months ended January 31, 2004 and $80,000 for the comparable nine-month period in 2003. The increase was due to the sale of additional software support agreements.

Related party revenues accounted for 31% and 5% of total revenue in the nine-month periods ended January 31, 2004 and 2003, respectively.

Gross Profit: The gross profit for the nine months ended January 31, 2004 was $3.0 million or 41% of revenues compared to $2.5 million or 21% of revenues for the same period in 2003, reflecting better margins achieved on both contract and spares revenues, despite the decrease in total revenue.

Engineering, Research and Development: Engineering, research and development expenses for the nine-month period ended January 31, 2004 were $1.5 million compared to $798,000 for the comparable nine-month period in 2003. The $671,000 or 84% increase in spending relates to a specific project designed to make use of our technology in other markets.

We remain committed to continued research and development for new and improved products from both a technical and cost perspective.

Selling, General and Administrative: Selling, general and administrative expenses of $3.1 million for the nine-month period ended January 31, 2004 were $180,000 or 6% lower than the same period in 2003. This decrease was primarily attributable to the additional overhead expenses being absorbed in the cost of revenues, principally due to a higher level of in-house production work. Apart from that, we expect SG&A expenses to remain consistent with the current level of spending.

Other Income (Expenses): Other income for the nine-month period ended January 31, 2004 was $31,000. For the same period in 2003, we recognized other income of $216,000. The income in 2003 primarily consisted of interest income from an outstanding accounts receivable and a note receivable that was settled as of April 30, 2003 and therefore, no such interest income was generated for the current nine-month period.

Liquidity and Capital Resources

Capital Resources

Working capital at January 31, 2004 was $4.3 million. Included in current assets is $4.6 million

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

in accounts receivable of which $4.1 million was due from a single customer. Payment is scheduled over the next twelve months. Payments on the long-term receivable of $1.4 million are scheduled for the subsequent fiscal year. Nonpayment of the accounts receivable could have a significant negative impact on our cash flow and financial position. Collection of the outstanding balance is essential to our operations.

In addition to the receivable balance, $2.0 million of the $4.3 million in inventory was related to one order received from the same customer. We believe we will convert the $2.0 million in kit inventory into cash over the next twelve months.

Backlog at January 31, 2004 was $11.0 million. Management anticipates that it will be successful in obtaining additional product or service contracts to enable us to continue normal operations through the next twelve months. Sources of cash over the next twelve months are expected to come from current contracts, spares revenue, backlog and contracts in negotiation. Uses of cash will be for normal operating expenses and costs associated with contract execution.

	Nine Months Ended
	January 31,	January 31,	Increase	%
Condensed cash flow comparative:	2004	2003	(Decrease)	Change
(Amounts in thousands)
Operating activities	$1,323	$(3,077)	$4,400	143%
Investing activities	(57)	(354)	297	84%
Financing activities	(1,500)	—	(1,500)
Effect of exchange rate	(56)	(3)	(53)	1767%

Net decrease in cash and cash equivalents	$(290)	$(3,434)	$3,144	92%

Cash Flows – Nine months ended January 31, 2004:

Operating Activities

Net cash provided by operating activities was $1.3 million for the nine-month period ended January 31, 2004. The primary source of cash was $5.0 million from a decrease in the accounts receivable balances, of which $4.9 million was payment received from one customer. Billings in excess of costs and estimated earnings on uncompleted contracts contributed $951,000. Warranty reserve expenses, liabilities to Parent, and depreciation and amortization combined for $416,000. These sources of cash totaled $6.4 million. Total uses of cash for operating activities were $5.1 million. A net loss from operating activities used $1.5 million and a decrease in accounts payable used $2.7 million. Inventories increased by $476,000. Other uses of cash totaled $354,000.

Financing and Investing Activities

On April 3, 2003, a major financial institution extended a $5.5 million line of credit to us to be

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

used for a specific project. This transaction specific working capital line was 90% guaranteed by the United States Export-Import Bank. The line provided for advances of 90% on accounts receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. Borrowings under the line bore interest at the prime rate plus 1/2%. We had granted a security interest in rights to collections and inventory as collateral. On January 29, 2004, prior to the expiration date, the Company terminated the line of credit, because it was no longer required. There was no outstanding balance throughout the three- month period ended January 31, 2004.

Cash Flows – Nine months ended January 31, 2003:

Operating Activities

During the nine-month period ended January 31, 2003, cash and cash equivalents decreased by $3.4 million. The net loss from operations was $1.4 million. Other uses of cash were increases in accounts receivable of $848,000 and in inventory of $1.0 million. Decreases in other liabilities used $193,000, while warranty charges used $353,000.

Billings in excess of costs and estimated earnings on uncompleted contracts provided $126,000. Significant non-cash expenses included depreciation and amortization expense of $146,000 and warranty reserve expense of $441,000.

Financing and Investing Activities

Investments in new equipment totaled $354,000. There were no new financing activities.

Foreign Exchange Fluctuation

FOREIGN CURRENCY – Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.

The balance sheets of our international subsidiaries are translated into U.S. dollars and consolidated with our balance sheet at period end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of our reported stockholders’ equity.

We incurred a foreign currency translation loss of $56,000 for the nine-month period ended January 31, 2004 and a loss of $3,000 for the nine-month period ended January 31, 2003 which were recorded as increases in the other accumulated loss component of stockholders’ equity.

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

As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: March 16, 2004