Form 10KSB
period 2004-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2004-07-29
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 2004

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
(Title of Class)

Common Shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes☒ No ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 29, 2004 was approximately $925,425. Revenues for the year ended April 30, 2004 were $10,777,251.

Number of common shares outstanding at July 29, 2004 was 12,943,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2004 Annual Meeting of Stockholders: Part III

Transitional Small Business Disclosure Format	Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,“future,” “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The terms “ILTS,” “the Company,” “we,” “our,” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.

ORGANIZATIONAL HISTORY

ILTS is a leading supplier of computerized wagering systems for the on-line lottery and pari-mutuel racing industries.

Our company was founded in 1978 and completed an initial public offering in 1981. Our operations and corporate headquarters are located in Southern California. We also have sales operations in Australia and Europe.

BUSINESS OVERVIEW

We design, manufacture, sell, manage, support, and service computerized wagering systems and terminals for the on-line lottery and pari-mutuel racing industries worldwide. Although we are not presently doing so, we have also successfully demonstrated the capability to provide full facilities management services to customer organizations authorized to conduct on-line lotteries.

Our wagering systems include the following components:

•	A central computer installation that is comprised of computer hardware and a commercially available operating system, used in conjunction with our proprietary DataTrak application software;

•	The Datamark and Intelimark families of point-of-sale devices; and

•	The communication network to interface the terminals to the central computer installation.

System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

The DataTrak on-line gaming system controls the overall lottery operation. Although to date it has been sold only in conjunction with our terminals, DataTrak can also be sold as a stand-alone system that will interface to third-party terminals. Likewise, the terminals can be, and have been, sold separately to interface to a third-party lottery/tote central system.

The point-of-sale, proprietary components of our systems are the Datamark and Intelimark families of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. We can sell the terminals separately or as part of a turnkey wagering application system, or, we will modify a terminal’s features or configurations and central system software to meet specific customer requirements.

Using commercially available hardware and software, we design the communication network to interface the DataTrak central system with the wagering terminals to best fit each customer’s specific application.

Our technology can be modified for use in secure transaction-processing applications outside the gaming industry. Previously, we provided a toll-road ticketing system utilizing automated ticket printers and readers. Presently, we are developing a prototype system for an application in the voting industry.

PRODUCTS AND SERVICES

Wagering Application Software

The principal component of our wagering system is the DataTrak central system software. DataTrak controls the operation of the entire system. It performs the following functions:

•	Maintains communication with each point-of-sale terminal;

•	Ensures complete security;

•	Provides mission critical fault tolerance;

•	Logs all activity and wagers;

•	Populates a commercially available database in real time to allow the use of other third party software products to analyze and compile management data;

•	Calculates prize pool amounts; and

•	Identifies the set of winning tickets using the lottery game draw results.

Development of this software has been an evolutionary process. We continually incorporate new and improved technologies as they become available in the marketplace. This allows us to take advantage of the latest technology trends to enhance existing features of our system, and also to provide new distribution channels and operational features so that our customers can reach new or expanding markets. Since our software architecture is non-proprietary, customers can also utilize third party reporting and analysis software tools of their choice to interface with it.

The DataTrak system uses client-server architecture. This gives customers the advantage of configuring the system economically to meet current requirements, and the ability to expand or contract the system as their operation requires.

In recent years, we have expanded the capability of the DataTrak system to address newly emerging sales channels of our customers. These alternative sales channels have come about through the emergence of the internet and mobile applications throughout the world. The expanded capability is included in our product offering called “DataTrak Anywhere.” This product allows the use of any or all of the following: Interactive Voice Recognition (“IVR”), Short Messaging Services (“SMS”), Wireless Application Protocol (“WAP”) internet, and Security Identity Module (“SIM”) tool kit (“STK”) to interface to the DataTrak system. These methods can be used to place wagers in a number of ways, depending on the capability of each method in a specific locale through:

•	An account with the lottery;

•	Prepaid card; or

•	Post-paid billing.

Terminals

We have supplied in excess of 50,000 terminal products to the wagering industry since our first unit was sold in 1980. Currently, we have two families of full feature terminals in production: the Datamark and the Intelimark.

•	Both are based on PC architecture and utilize commercially available software operating systems;

•	Both are small, lightweight, and highly reliable; and

•	Both are programmed using standard software languages.

Datamark

We have developed many models of Datamark terminals throughout our company’s history. The most recent version is the Datamark XClaim terminal, introduced in 1995 as a low-cost terminal. Its optical mark reader and thermal printer require little or no adjustments or maintenance. It is economically priced and extremely easy to use with features that increase operator efficiency and reduce transaction time. The XClaim can be programmed to meet the specific operating requirements of each individual customer. A keyboard is provided for operator input and a LCD displays the wagering details.

Intelimark

There are two terminals in the Intelimark family:

•	Our newest family of terminals, the Intelimark, was introduced in 1999 and incorporates commercially available hardware and software from strategic partners. The Intelimark was designed in concert with Seiko-Epson Corporation, one of the leading providers of point-of-sale terminals in the world. We are a

VAR of point-of-sale terminal equipment manufactured by Epson America, Inc. The Intelimark incorporates a proprietary optical mark reader, and has the option of using a full-color TFT touch screen or traditional keyboard to enter data.

•	The Intelimark FLX, introduced in 2002, is a modular version of the advanced Intelimark touch screen lottery terminal, packaged to offer maximum flexibility for retailer convenience. All components that make up the complete terminal are freestanding modules that can be arranged to meet the unique physical requirements of each retailer location. Driven by the market demand for enhanced ticket reading capability, the Intelimark FLX is equipped with a high-speed contact image scanner that will accept up to A4 size slips and is capable of character recognition and signature capture. Its modular design, open architecture and PC-based technology provide a flexible platform that can quickly and economically respond to the dynamic needs of both players and retailers.

Passport II

We offer a completely portable, battery-powered terminal called the Passport II for mobile applications. This terminal can be equipped with mobile wireless modems to enable true on-line selling in remote areas or temporary venues where a full-featured terminal is not practical.

Spare Parts

In addition to sales of terminals and central system software and hardware systems, we also realize ongoing revenue from the sale of spare parts for use in the repairs and maintenance of the terminal population.

Software Support Agreements

We offer software maintenance agreements which feature:

•	Telephone hot line and e-mail support;

•	Standard upgrades and patches; and

•	Primary technical support for third party software products purchased through ILTS.

In addition, we offer software modifications and enhancements.

PRODUCT MARKETS

Revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with foreign customers. As of April 30, 2004, our equipment has been delivered and installed in Australia, Belgium, Brazil, China, Denmark, the Dominican Republic, England, Finland, France, Hong Kong, India, Macau, Malaysia, the Netherlands, Norway, Papua New Guinea, the Philippines, Singapore, Sweden, the Ukraine, and the United States.

COMPETITIVE BUSINESS CONDITIONS

We compete primarily in the on-line lottery and horse racing industries by providing high-quality wagering systems and terminals that are reliable, secure and fast. In addition, we believe that we offer our customers greater flexibility in design and custom options than do our competitors. The market for on-line lottery system contracts is highly competitive. In general, our competitors have significantly greater resources than we do. Although our sales in the United States have been insignificant, we believe that our company has been a substantial factor in the international marketplace.

Our principal competition for full lottery systems are:

•	GTech Holdings Corporation (a U.S. company);

•	Scientific Games (a U.S. company);

•	Essnet (a Swedish company); and

•	IntraLot (a Greek company).

For terminal sales only, we have numerous competitors in selected markets. In addition to the foregoing, some of our larger competitors include:

•	Wincor-Nixdorf (a German company);

•	KEBA, GesmbH & Co. (an Austrian company);

•	Sagem (a French company); and

•	Olivetti Tecnost (an Italian company).

For the sale of horse racing systems, our main competitor is Scientific Games (a U.S. Company).

MANUFACTURING PROCESSES

We assemble terminals, repair modules, and supply spare parts from our domestic facility. During recent years, the design of certain high-production units has been streamlined. This cost saving measure has allowed us to outsource the assembly of these units to local manufacturers while maintaining control over the materials and quality.

In some cases, we have delivered terminal kits to customers who have purchased a license to assemble the terminals at their own location. Extensive training is provided to ensure high quality manufacturing.

MATERIALS AND SUPPLIERS

For terminal components and spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier. Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability.

For the fiscal year ended April 30, 2003, four vendors accounted for 66% of our raw material purchases. For the year ended April 30, 2004, three vendors accounted for 61% of our raw material purchases.

DEPENDENCE UPON A FEW CUSTOMERS

Our business to date has been dependent on major contracts from a specific pool of lottery operators. Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.

For the year ended April 30, 2003, one unrelated customer provided 86% of our total revenue. For the year ended April 30, 2004, two unrelated customers accounted for 44% of total revenue, while one related customer provided 37% of total revenue.

PATENTS, TRADEMARKS AND LICENSES

We have four U.S. patents issued on our products. We believe that our technical expertise, trade secrets and the creative skills of our personnel are of substantially greater importance to our company’s success than the benefits of patent protection. We typically require customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning our products to sign nondisclosure agreements. We rely on such agreements, other security measures, and trade-secret law to protect our proprietary information.

International Lottery & Totalizator Systems, Inc., ILTS, DataTrak and Intertote are registered trademarks of our company. Intelimark is a pending registered trademark. We have other products that have been trademarked, such as Intelimark FLX, Passport II and DataTrak Anywhere, all mentioned herein.

REGULATION

The countries in which we market our products generally have regulations governing lottery or horseracing operations, and the appropriate governing body could restrict or ban operations in these countries. Any such action could have a material adverse effect on our company.

Foreign countries often impose restrictions on corporations seeking to do business within their borders, including foreign exchange controls, and in some jurisdictions, requirements for domestic manufacturing content. In addition, laws and legal procedures in these countries may differ from those generally existing in the United States. Conducting business in these countries may involve additional risks in protecting our business and assets, including proprietary information. Changes in foreign business restrictions or laws could have a significant impact on our operations.

RESEARCH AND DEVELOPMENT

We are dedicated to ongoing research and development (“R&D”) to:

•	Take advantage of new technologies;

•	Stay competitive in our market; and

•	Explore new markets where our core competency can be applied.

Recent hardware research and development has focused on bringing to production our latest terminal product called the Intelimark FLX. This product is comprised of commercially-available modules that can be configured in several ways to meet a variety of specific customer requirements. The FLX incorporates a wide range of options, including touch screen, flat-panel technology, contact image scanning technology, and high-powered processing capability.

In addition, we have devoted significant resources to a pre-production model of a terminal to read and capture ballot data to replace controversial punch-card voting in U.S. voting jurisdictions.

Recent software research and development has been primarily devoted to software for the above-mentioned voting system. Our proposed method is designed to leverage our extensive experience to develop a secure, mission-critical system that:

•	Is simple to set up;

•	Is easy to use;

•	Requires minimal voter education; and

•	Can tally results in real time.

We are currently expanding our use of wireless terminal technologies using LAN/WAN equipment and cellular devices. These technologies: Short Messaging Service (“SMS”), Wireless Application Protocol (“WAP”), and Interactive Voice Response (“IVR”) allow bettors to place bets from any location, rather than at traditional point-of-sale agencies. This research and development effort has allowed us to implement these technologies into our current product known as Datatrak Anywhere.

We are continuing to examine other technologies based upon new industry developments which will increase our customer’s market share.

We have also invested resources to expand specific applications to run on the Linux operating system. These Linux based applications are targeted at products used in the wagering and voting markets.

ENVIRONMENT EFFECTS

There are no significant capital expenditures required to comply with laws relating to the protection of the environment.

EMPLOYEES

As of April 30, 2004, we had 62 employees worldwide on a full-time equivalent basis. We have no employees that are members of labor unions. We believe our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarter facilities in Carlsbad, California consist of approximately 24,791 square feet of leased office, warehouse and manufacturing space. The lease on this facility expires in the year 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company was not a party to any litigation proceedings as of April 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board (“OTCBB”). As of April 30, 2004, there were 12,943,000 common shares outstanding and approximately 1,100 shareholders of record. Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.4% of the total outstanding shares while ILTS’s management owned 1%.

Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM are affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for July 29, 2004, of $.25 per share.

	Market Price of ILTS
	Common Stock
	High	Low
Fiscal Year Ended April 30, 2004
First Quarter	$0.51	$0.37
Second Quarter	0.79	0.40
Third Quarter	0.68	0.40
Fourth Quarter	0.51	0.30
Fiscal Year Ended April 30, 2003
First Quarter	1.01	0.50
Second Quarter	0.65	0.35
Third Quarter	0.81	0.48
Fourth Quarter	0.65	0.35

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The discussion in this filing contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in period-to-period operating results, the absence of significant contract backlog, and other factors described in this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make reasonable estimates, judgments and assumptions. We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. The areas most sensitive to estimation are revenue recognition, warranty reserves, the allowance for doubtful accounts and valuation of deferred tax assets.

Revenue Recognition

The Company recognizes revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. The revenue for the sale of spares (replacement parts for hardware) is recognized upon shipment in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition.” The revenue for the sale of terminals or terminal kits sold as a single element is also recognized upon shipment. The Company meets the four criteria for revenue recognition outlined in SAB Topic 13. The Company has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Shipping documents illustrate that delivery of hardware with preinstalled software has occurred. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

Revenue from software sold as a single element is recognized using the percentage-of-completion or completed contract method depending on the complexity of modifications, if any. Revenue for software support agreements and facility management contracts are recognized according to SAB Topic 13.

The majority of the Company’s revenue is generated from the sale of multiple element contracts that include terminals, the central system and software modifications. The Company does not segment these contracts and revenue is recognized under the percentage-of-completion method in accordance with SOP No. 97-2 “Software Revenue Recognition.” If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement is accounted for in conformity with SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” as identified in SOP No. 97-2 paragraph 7.

Progress toward completion is measured by the ratio of costs incurred to total estimated costs. On a monthly basis, our project management team reviews costs incurred to date and revises expected costs at completion. We use input measures to estimate the costs of software modifications. Our input measures include all direct and indirect costs allocable to contracts. Revenue and gross profit may be adjusted prospectively for revisions in estimated total contract costs. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in the period in which it becomes evident. The total estimated loss includes all costs allocable to the specific contract.

Warranty Reserves

Estimated warranty costs are accrued as revenue is recognized. Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right to return, except for defective products. Estimated reserves for warranty obligations are accrued as follows:

1.	Contracts — Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware -The warranty phase for terminals or terminal kits commences upon shipment and can extend from 90 days to six months depending on the contract terms.

b.	Software — The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.

2.	Spares — Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other — Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

Allowance for Doubtful Accounts

The estimate for the allowance for doubtful accounts is based upon individual customer’s historical bad debt experience and any known specific issues or disputes that exist as of the balance sheet date.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred assets by an equivalent valuation as of April 30, 2004 and 2003.

RESULTS OF OPERATIONS

Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,	April 30,	April 30,
Revenues	2004	2003	2002
Products:
Spares	$4,593	$2,708	$2,207
Contracts	5,951	20,009	15,775

Total Products	10,544	22,717	17,982

Services:
Software Support	233	105	198

Total Services	233	105	198

	$10,777	$22,822	$18,180

Significant fluctuations in year-to-year results are expected in the gaming industry. Individual contracts are generally of considerable value, and the timing of contracts or sales of spare parts does not occur in a predictable trend. Contracts from the same customer generally do not recur in the short-term. Accordingly, comparative results between periods are not indicative of trends in contract revenue.

Revenue from the sale of spare parts increased 23% from fiscal year 2002 to fiscal year 2003 and 70% from 2003 to 2004. Spares revenue was generated from the same base of customers in 2002 and 2003. The significant increase in spares revenue in 2004 reflected $3.2 million in shipments to a single domestic customer.

Contract revenue increased 27% in fiscal year 2003 when compared to fiscal year 2002. The increase was attributable to a large contract which accounted for 86% of the revenue for fiscal year 2003. That contract was substantially completed during the same fiscal year. In fiscal year 2004, there was one contract that accounted for 65% of total revenue. Management attributes the decrease in revenue during 2004 to fewer bidding opportunities than the prior year.

Related party revenues accounted for 48% of total revenue for the fiscal year ended April 30, 2004, 4% during the year ended April 30, 2003, and 25% for the year ended April 30, 2002.

Cost of Sales and Gross Profit Analysis

	Years Ended
	April 30,		April 30,		April 30,
(Amounts in thousands)	2004		2003		2002
Revenues:
Products	$10,544	98%	$22,717	100%	$17,982	99%
Services	233	2%	105	0%	198	1%

Total revenues	10,777	100%	22,822	100%	18,180	100%

Cost of sales:
Products	6,682	62%	16,734	73%	11,592	64%
Services	126	1%	99	0%	72	0%

Total costs of sales	6,808	63%	16,833	73%	11,664	64%

Gross profit:
Products	3,862	36%	5,983	26%	6,390	35%
Services	107	1%	6	0%	126	1%

Total gross profit	$3,969	37%	$5,989	26%	$6,516	36%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between periods are not indicative of trends in gross profit margin.

The lower gross profit margin on the sale of terminal kits during fiscal year 2003 contributed to the lower gross profit percentage when compared to the prior year. We achieved improved gross profit percentage on both products and services in fiscal year 2004. Product revenue for 2004 was primarily comprised of completed terminals, spares and software that resulted in higher gross profit margins. Costs associated with the provision of services were lower due to the maturity of the lottery systems supplied in recent years.

Other Operating Expenses Analysis

	Years Ended
	April 30, 2004		April 30, 2003		April 30, 2002

(Amounts in thousands)	$	% of Revenue	$	% of Revenue	$	% of Revenue
Research and Development	$1,932	18%	$1,244	5%	$1,361	7%
Selling, General and Administrative	3,841	36%	4,233	19%	3,814	21%

Other Operating Expenses	$5,773	54%	$5,477	24%	$5,175	28%

Research and development expenditures during fiscal year 2003 reflected investment in meeting the market demand for wireless applications in the gaming industry. The increase during 2004 related to a specific project to develop technology for the voting industry.

The marginal increase in selling, general and administrative (“SG&A”) expenses from fiscal year 2002 to 2003 was largely due to higher benefit costs as well as increased marketing activities. The SG&A expenses for 2004 were lower than 2003 as a result of a reduction in bad debt provision that was no longer required. In addition, the utilization of employees’ personal time off accruals during a scheduled closure over the holiday season reduced the charges for salaries and wages for fiscal year 2004.

Other Income (Expenses)

The major component of other income in both 2003 and 2002 related to interest income. In 2003, interest income of $259,000 was comprised of interest from a related party note receivable, $80,000 in finance charges on a past due accounts receivable, and interest-bearing cash balances. Interest income of $249,000 in 2002 was comprised of interest from the related party note receivable and cash balances. Interest income related to cash balances decreased due to lower cash balances in 2003. Other income and expenses for 2004 amounted to $18,000. The decrease reflects the full settlement of the related party note receivable during the last quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Working capital at April 30, 2004 was $4.5 million. There was $5.3 million of accounts receivable due from a single customer, $4.4 million was included under current accounts receivable and $923,000 was classified as a long term receivable in accordance with the scheduled payment terms. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. The customer has made all of the required installment payments through July 29, 2004 and management believes the customer will make the remaining payments. Nonpayment of the remaining amounts owed could have a significant negative impact on our cash flow and financial positions and our results of operations.

Contract backlog at April 30, 2004 was $ 8.3 million. We anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2005. Sources of cash through April 30, 2005 are expected to come from contract sales, spares revenue, and backlog. Uses of cash will be for normal operating expenses and costs associated with contract execution.

	Years Ended
	April 30,	April 30,	Increase
Condensed cash flow comparative:	2004	2003	(Decrease)
(Amounts in thousands)
Operating activities	$1,238	$(6,398)	$7,636
Investing activities	(129)	1,085	(1,214)
Financing activities	(575)	1,500	(2,075)
Effect of exchange rate	(32)	(11)	(21)

Net increase (decrease) in cash and cash equivalents	$502	$(3,824)	$4,326

Cash Flows — Year ended April 30, 2004:

Operating Activities

Operating activities provided net cash of $1.2 million for the year ended April 30, 2004. Total net sources of cash from operating activities were $8.0 million. The net change in accounts receivable balances was $5.5 million. Payments of $6.5 million were received from one customer. Billings in excess of costs and estimated earnings on uncompleted contracts contributed $1.3 million. A reduction in inventory balances contributed $556,000. Depreciation, amortization, and changes in reserves accounted for the remaining add backs to cash flows.

Total net uses of cash in operations were $6.8 million. Payments against accounts payable used $4.7 million of the cash received. The net operating loss consumed $1.8 million.

Investing and Financing Activities

We invested $129,000 in tooling, computer equipment and computer programs during fiscal year 2004. Financing activities reduced cash by a net of $575,000. Payoff of the line of credit entered into in 2003 used $1.5 million while an agreement with one of our vendors to extend terms of payment provided $925,000 in short-term funding. There is no interest associated with the note payable to the vendor.

Capital Resources

As of April 30, 2004, there were no material commitments for capital expenditures, nor any unused credit facilities.

Cash Flows — Year ended April 30, 2003:

Operating Activities

Net income after adding back depreciation, amortization, and warranty reserves provided $1.2 million in cash. The difference between costs and billings on uncompleted contracts contributed $264,000. Increases in accounts payable provided $5.3 million. Other assets, accrued payroll and related taxes, and gains on sales of equipment provided the remaining sources of cash for total sources of $7.0 million.

Net uses of cash were $13.4 million. Increases in accounts receivable and inventory balances used $9.3 million and $3.5 million, respectively. A reduction in the liability to our Parent company is reflected as a decrease of $305,000. Reductions in other liabilities and warranty expenses decreased cash by $383,000.

Investing and Financing Activities

Net cash provided by investing activities was $1.1 million. Our Parent company settled the amount due to the Company resulting in cash of $1.5 million. This was offset by additions to equipment, furniture and fixtures of $415,000. Major additions were for tooling, project tracking software and accounting software.

The $1.5 million in financing activities reflects proceeds from a line of credit. On April 3, 2003, a major financial institution extended a $5.5 million line of credit to us to be used for a specific project. This transaction specific working capital line was 90% guaranteed by the United States Export-Import Bank. The line provided for advances of 90% on accounts receivable, collateralized by letters of credit in hand from the customer, or 65% of inventory backed by a letter of credit. Borrowings under the line bore interest at the prime rate plus ½%. We had granted a security interest in rights to collections and inventory as collateral. On January 29, 2004, prior to the expiration date, the Company terminated the line of credit, because it was no longer required.

The following provides the details related to the majority shareholder Note that was repaid during 2003. On February 12, 2001, the Affiliations Committee of the Board of Directors approved a $1.5 million six-month short-term unsecured loan to Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the Company’s Parent company, at an interest rate of 9% per annum. The Note was due on August 13, 2001.

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

An extension of the Note (Note Extension), until February 14, 2003, (Amended Due Date) was executed on March 11, 2002. The Note Extension provided for accrued interest to be paid in cash within ten days after the execution of the Note Extension and future interest payments to be paid quarterly. The Note Extension also provided that the Company may, at any time prior to the Amended Due Date, sell or pledge the Note together with transferring the Company shares in escrow. The Note was paid in full during 2003 and the escrowed shares were returned to BLM.

FOREIGN CURRENCY FLUCTUATION

Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.

The balance sheets of our international subsidiaries are translated into U.S. dollars and consolidated with our balance sheet at period end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of our reported shareholders’ equity. Our unrealized foreign currency translation losses in 2004 and 2003 were not material.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 150

In May 2003, the FASB issued SFAS No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) which established standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 would have been effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise would have been effective as of July 1, 2003 for financial instruments created before the issuance date of SFAS 150. We have not had any financial instruments with characteristics of both liabilities and equity and, accordingly, our adoption of SFAS 150 had no effect on our consolidated financial statements.

The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of April 30, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2004 or 2003.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-KSB
(Page)
Reports of Independent Registered Public Accounting Firms	16-17
Consolidated Financial Statements:
Balance Sheets as of April 30, 2004 and 2003	18
Statements of Operations for the years ended April 30, 2004 and 2003	19
Statements of Shareholders’ Equity for the years ended April 30, 2004 and 2003	20
Statements of Cash Flows for the years ended April 30, 2004 and 2003	21
Notes to Consolidated Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheet of International Lottery & Totalizator Systems, Inc. (a 71.4%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and subsidiaries as of April 30, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and subsidiaries as of April 30, 2004, and their results of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed under “Major Customers” in Note 2 to the consolidated financial statements, the Company had an unsecured receivable from a single unrelated international customer of approximately $5.3 million at April 30, 2004, which represented approximately 98% of the Company’s total accounts receivable and 46% of its total assets. This receivable arose primarily from shipments during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. Nonpayment by the customer could have a material adverse impact on the Company’s liquidity and results of operations.

/s/ J.H. Cohn LLP

San Diego, California
June 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheet of International Lottery & Totalizator Systems, Inc (the “Company”) as of April 30, 2003, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of International Lottery & Totalizator Systems, Inc. as of April 30, 2003, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 30,	April 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,097	$1,595
Accounts receivable, net of long-term portion and allowance for doubtful accounts of $223 in 2003	4,584	11,017
Inventories	3,306	3,862
Other current assets	128	189

Total current assets	10,115	16,663
Long-term portion of accounts receivable	923	—
Equipment, furniture and fixtures, at cost, less accumulated depreciation of $2,365 and $3,777 in 2004 and 2003, respectively	487	607
Other noncurrent assets	100	100

Total assets	$11,625	$17,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,094	$5,800
Line of credit loans	—	1,500
Short-term note payable	925	—
Billings in excess of costs and estimated earnings on uncompleted contracts	2,275	966
Accrued payroll and related taxes	549	559
Warranty reserves	334	335
Payable to Parent	125	43
Accrued contract loss	68	128
Other current liabilities	196	140

Total current liabilities	5,566	9,471
Long-term liabilities	61	83

Total liabilities	5,627	9,554

Shareholders’ equity:
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350	56,350
Accumulated deficit	(50,140)	(48,354)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(212)	(180)

Total shareholders’ equity	5,998	7,816

Total liabilities and shareholders’ equity	$11,625	$17,370

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Years Ended
	April 30,
	2004	2003
Revenues:
Sales of products	$10,544	$22,717
Services	233	105

	10,777	22,822

Cost of sales:
Cost of product sales	6,682	16,734
Cost of services	126	99

	6,808	16,833

Gross profit	3,969	5,989
Research and development expenses	1,932	1,244
Selling, general and administrative expenses	3,841	4,233

Income (loss) from operations	(1,804)	512
Other income (expense):
Interest income, net	1	259
Other	17	(3)

Net income (loss)	$(1,786)	$768

Net income (loss) per share:
Basic and diluted	$(0.14)	$0.06

Shares used in computation of net income (loss) per share:
Basic and diluted	12,943	12,943

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

				Other
	Common Stock			Accumulated
			Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at May 1, 2002	12,943	$56,350	$(49,122)	$(169)	$7,059
Foreign currency translation adjustment	—	—	—	(11)	(11)
Net income	—	—	768	—	768

Total comprehensive income					757

Balance at April 30, 2003	12,943	56,350	(48,354)	(180)	7,816

Foreign currency translation adjustment	—	—	—	(32)	(32)
Net loss	—	—	(1,786)	—	(1,786)

Total comprehensive loss					(1,818)

Balance at April 30, 2004	12,943	$56,350	$(50,140)	$(212)	$5,998

The accompanying notes are an integral part of theses consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	April 30,
	2004	2003
Cash flows from operating activities:
Net income / (loss)	$(1,786)	$768
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	249	210
Amortization of loan fees	102	—
Warranty reserve expense	153	211
Loss on disposal of equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	5,510	(9,305)
Costs in excess of billings on uncompleted contracts	—	205
Inventories	556	(3,456)
Other assets	(41)	193
Accounts payable	(4,706)	5,314
Billings in excess of costs and estimated earnings on uncompleted contracts	1,309	59
Accrued payroll and related taxes	(9)	86
Warranty reserves	(154)	(179)
Payable to Parent	82	(305)
Other liabilities	(27)	(204)

Net cash provided by (used in) operating activities	1,238	(6,398)

Cash flow from investing activities:
Additions to equipment	(129)	(415)
Payment of note receivable from Parent	—	1,500

Net cash provided by (used in) investing activities	(129)	1,085

Cash flow from financing activities:
Proceeds from line of credit loans	—	1,500
Payment of line of credit loans	(1,500)	—
Proceeds from short-term note payable	925	—

Net cash provided by (used in) financing activities	(575)	1,500

Effect of exchange rate changes on cash	(32)	(11)

Increase / (decrease) in cash and cash equivalents	502	(3,824)
Cash and cash equivalents at beginning of year	1,595	5,419

Cash and cash equivalents at end of year	$2,097	$1,595

Supplemental cash flow information:
Cash paid for interest	$10	$9
Cash paid for income taxes	$13	$6

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

International Lottery & Totalizator Systems, Inc. (“ILTS” or, together with its subsidiaries, the “Company”) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global on-line lottery and pari-mutuel racing industries. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct on-line lotteries. The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to three months lead-time before delivery of hardware begins.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ILTS and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Actual results could differ from those estimates. Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Revenue Recognition

We recognize revenue by applying various relevant revenue recognition policies depending on the nature of the sale and the terms of the contract.

Complete Systems

ILTS’s complete wagering systems include the point-of-sale terminals, a central computer installation and a commercially available operating system used in conjunction with ILTS’s proprietary application software, and the communication network to interface the terminals to the central computer installation. System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

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

3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues and contract costs; and

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

Software — only

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

For contracts involving significant development efforts that extend over long periods of time and fulfill the criteria as set out in SOP 81-1, the related revenues are recognized by using the percentage-of-completion method.

Other software supply contract revenues are recognized upon delivery when all the conditions specified in SOP 97-2 are met.

Hardware — only

Hardware in the form of assembled terminals or component kits may be sold separately to our customers. For component kits contracts, the customer assembles the components into complete terminals. In both cases, we recognize revenues in accordance with SEC Staff Accounting Bulletin Topic 13 “Revenue Recognition” when delivery is completed, as stipulated in the terms of the customer contracts, and collectibility is reasonably assured.

Replacement parts — “spares”

Sales of spares are also recognized in accordance with SAB Topic 13 when delivery is completed, as defined in the terms of the customer agreement, and collectibility is reasonably assured.

Service Revenues

Service revenues include software support and facility management agreements. Revenues from software support agreements are recognized, provided collectibility is reasonably assured, in accordance with SOP 97-2 depending on the nature of the associated expenses:

1.	If costs are immaterial or incurred on a straight-line basis, revenue is recognized ratably over the term of the agreement;

2.	Otherwise, revenue is recognized over the period of the agreement in proportion to the amounts expected to be charged to expense for the services rendered during the period.

We did not have any facility management agreements as of April 30, 2004 or during fiscal 2004 and 2003, although we have had them at certain times in previous fiscal years.

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by considering a number of factors:

1.	Length of time trade accounts receivable are past due;

2.	Our previous loss history;

3.	The customer’s current ability to pay its obligations;

4.	Known specific issues or disputes which exist as of the balance sheet date; and

5.	The condition of the general economy and the industry as a whole.

We write off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are applied against the allowance for doubtful accounts.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at beginning of fiscal year, May 1, 2002	$303
Additional reserves	211
Charges incurred	(179)

Balance at end of fiscal year, April 30, 2003	335
Additional reserves	153
Charges incurred	(154)

Balance at end of fiscal year, April 30, 2004	$334

Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right to return, except for defective products. Estimated reserves for warranty obligations are accrued as follows:

1.	Contracts — Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware -The warranty phase for terminals or terminal kits commences upon shipment and can extend from 90 days to six months depending on the contract terms.

b.	Software — The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.

2.	Spares — Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other — Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

Income Taxes and Valuation Allowance

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income (Loss)

The Company accounts for comprehensive income or loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.”

Inventories

We value our inventories at the lower of actual cost or the current estimated market values. We periodically review inventory quantities on hand and record a provision for excess and obsolete inventories based on the following factors:

•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.

Inventories consisted of the following:

	April 30,	April 30,
(Amounts in thousands)	2004	2003
Raw materials and subassemblies	$2,960	$3,724
Work-in-process	346	138

	$3,306	$3,862

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the year. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.

At April 30, 2004 and 2003, options to purchase 493,000 and 489,000 shares of the Company’s common stock, at prices ranging from $0.63 to $47.25 per share, were not included in the computation of diluted EPS because they were anti-dilutive for that purpose.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents. Included in cash and cash equivalents at April 30, 2004 and 2003 were investments in commercial paper totaling $1.8 million and $1.4 million, respectively, which matured in May 2004 and 2003, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees” and related interpretations, in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. Because no options were granted to employees in the years ended April 30, 2004 and 2003, the Company was not required to record any compensation expense in the respective periods.

Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans and amortized the cost over the vesting period, net loss and loss per share would have been increased, and net income and earnings per share would have been reduced, to the pro forma amounts listed in the table below. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The Company’s pro forma information is as follows:

	Years Ended April 30,
(in thousands, except per share data)	2004	2003
Net income (loss), as reported	$(1,786)	$768
Deduct total stock-based employee compensation expense determined under fair value based method for awards granted, modified or settled, net of related tax effects	(8)	(61)

Pro forma net income (loss)	$(1,794)	$707

Income (loss) per share:
Basic and diluted — as reported	$(0.14)	$0.06

Basic and diluted — pro forma	$(0.14)	$0.05

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentations.

2. BUSINESS SEGMENTS AND MAJOR CUSTOMERS

Business Segments

The Company currently operates in one industry segment, which includes lottery and totalizator systems. The Company has an Australian subsidiary, ILTS Australia Pty., Ltd., and a United Kingdom subsidiary, ILTS UK Limited, which maintained a dormant status as of April 30, 2004.

Sales between geographic areas are generally priced to recover material costs plus an appropriate markup.

Revenues by major customer location is as follows (in thousands):

	Years Ended
	April 30,
Customer Location	2004	2003
Asia	$6,855	$21,477
North America	3,179	684
Europe	471	416
Australia	272	245

	$10,777	$22,822

The following table summarizes information about the Company’s operations in different geographic areas for the years ended as follows (in thousands):

	Year Ended April 30, 2004			Year Ended April 30, 2003
	USA	Australia	Consolidated	USA	Australia	Consolidated
Sales to unaffiliated customers:
Export	$2,438	$—	$2,438	$21,115	$—	$21,115
Domestic	3,179	4	3,183	688	—	688

	5,617	4	5,621	21,803	—	21,803
Sales to affiliated customers:	5,156	19	5,175	1,019	5	1,024

	10,773	23	10,796	22,822	5	22,827
Elimination of intercompany sales	—	(19)	(19)	—	(5)	(5)

Total revenues	$10,773	$4	$10,777	$22,822	$—	$22,822

Net income (loss)	$(1,545)	$(241)	$(1,786)	$1,001	$(234)	$767

Identifiable assets	$11,583	$42	$11,625	$17,321	$49	$17,370

Major Customers

	Years Ended April 30,
	2004	2003
Revenue:

From unrelated customers	Two customers represented 44% of total revenues	One customer represented 86% of total revenues

From related customers	Two customers represented 48% of total revenues	Two customers represented 5% of total revenues

As of April 30, 2004 and 2003, the balance receivable from one unrelated, international customer totaled $5.3 million and $10.6 million, which represented 98% and 93% of total accounts receivable and 46% and 61% of total assets, respectively. The balance receivable, which is unsecured, arose primarily from terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. The Company received scheduled installment payments totaling approximately $500,000 during the period from May 1, 2004 to June 14, 2004. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.

Additionally, the Company had approximately $2.0 million and $3.0 million in kit inventory related to orders from this customer as of April 30, 2004 and 2003, respectively, which it will not ship to the customer until it receives substantially all of the payments due and which it could sell to other customers.

3. CREDIT RISK

The Company’s investments in commercial paper, which are included in cash, are not insured. The Company maintains its other cash balances primarily in two financial institutions. As of April 30, 2004, such other cash balances exceeded the Federal Deposit Insurance Corporation limitation for coverage of $100,000 by approximately $321,000. The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. FOREIGN CURRENCY FLUCTUATION

Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.

The balance sheets of our international subsidiaries are translated into U.S. dollars and consolidated with our balance sheet at period end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of our reported shareholders’ equity.

We incurred a foreign currency translation loss of $32,000 for the year ended April 30, 2004 compared to a loss of $11,000 for the year ended April 30, 2003. Translation losses are recorded as increases in the other accumulated comprehensive loss component of shareholders’ equity.

5. INCOME TAXES

The following is a reconciliation of the expected income tax provision or credit at the statutory federal income tax rate to the actual provision or credit (in thousands):

	Years Ended April 30,
	2004	2003
Expected Federal income tax provision (credit)	$(607)	$359
State taxes, net of federal benefit	(346)	24
Change in valuation allowance	1,042	(283)
Other, net	(89)	(100)

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of April 30, 2004, the Company had a deferred tax asset of $21.4 million. Due to the net loss of $1.8 million for the year ended April 30, 2004, the deferred tax asset has been increased by $1.0 million. The Company has also increased the valuation allowance against its net deferred tax asset by $1.0 million at April 30, 2004 due to the uncertainty regarding its realization. The components of the Company’s deferred tax assets are as follows (in thousands):

	April 30, 2004	April 30, 2003
Reserves and accruals	$578	$629
Net operating loss and credit carryforwards	20,602	19,517
Other	220	212

Deferred tax assets	21,400	20,358
Valuation allowance	(21,400)	(20,358)

Net deferred taxes	$—	$—

The Company has Federal and California net operating loss carryforwards of approximately $57.0 million and $5.0 million, respectively, which begin to expire in 2009 and 2005, respectively, unless previously utilized. The difference between the Federal and California net operating loss carryforwards relates primarily to California’s statutory annual reduction rule as well as the previous expiration of California net operating losses due to the shorter carryover period. Additionally, California has suspended the net operating loss carryforward deduction for taxable years beginning in 2002 and 2003. The carryover for suspended losses is extended by two years for losses incurred before January 1, 2002 and by one year for losses incurred after January 1, 2002 and before January 1, 2003. The Company has provided a valuation allowance against the entire balance of its net deferred tax asset due to uncertainty regarding its realization at April 30, 2004 and 2003.

The Company also has Federal and California general business credit carryforwards of approximately $773,000 and $256,000, respectively, which will begin to expire in 2006.

Pursuant to the Tax Reform Act of 1986, use of the Company’s federal business credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

6. RELATED PARTY TRANSACTIONS

During the year ended April 30, 2004, revenues from all related party agreements for terminals, spares and services totaled $5.2 million. For the same period in 2003, the Company recognized revenue of $1.0 million from related parties. Included in accounts receivable at April 30, 2004 and 2003 was $32,000 and $225,000, respectively, from these customers. The transactions with the Company’s related parties in the years ended April 30, 2004 and 2003 are discussed below.

Berjaya Lottery Management (H.K.) Ltd.

Berjaya Lottery Management (H.K.) Ltd. (“BLM” or the “Parent”) owns 71.4% of the outstanding voting stock of ILTS.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on their behalf.

Over time the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

As of and for the years ended April 30, 2004 and 2003:

•	There were no related party sales to BLM;

•	There were no accounts receivable balances from BLM; and

•	Liabilities to BLM, recorded as a “Payable to Parent,” were $125,000 and $43,000 as of April 30, 2004 and 2003, respectively.

Philippine Gaming Management Corporation

In February 2003, the Company received an order from Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, for terminals with a value of $650,000. Delivery was completed in the third quarter of fiscal year 2004. In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

As of and for the years ended April 30, 2004 and 2003, the financial activities and balances related to PGMC were as follows:

•	Revenue recognized on both contract and spare parts in the years ended April 30, 2004 and 2003 totaled $1.1 million and $597,000, respectively;

•	Accounts receivable from PGMC totaled $27,000 and $221,000 at April 30, 2004 and 2003, respectively, and were from spare parts orders; and

•	There were no costs and earnings in excess of billings for contracts with PGMC at April 30, 2004. As of April 30, 2003, billings in excess of costs and earnings amounted to $130,000.

Sports Toto Malaysia

In August 2003, the Company received an order from Sports Toto Malaysia (“STM”), a related party and an affiliate of Berjaya Sports Toto Berhad, and BLM, for terminals with a value of $3.4 million. Delivery of the terminals was completed by the fourth quarter of fiscal year 2004.

In November 2000, STM executed an agreement to purchase an on-line lottery system and services for $8.1 million from the Company.

On the foregoing order and contract:

•	Revenues totaling $4.0 million were recognized during the year ended April 30, 2004. For fiscal 2003, revenue of $367,000 was recognized;

•	There were no accounts receivable balances from STM at April 30, 2004 and 2003; and

•	Billings in excess of costs and earnings amounted to $2.2 million and $736,000 at April 30, 2004 and 2003, respectively.

On February 17, 2004, the Company received a terminal order with a value of $3.9 million from STM. Delivery of the terminals is expected to begin in the first quarter of fiscal year 2005.

7. LINE OF CREDIT

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

On January 29, 2004, prior to the expiration date, the Company terminated the line of credit, because it was no longer required. The line of credit was paid off as of September 22, 2003.

8. CONTRACTS IN PROCESS

The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):

	April 30,	April 30,
	2004	2003
Costs and estimated earnings in progress	$13,497	$18,887
Billings on contracts in progress	(15,772)	(19,853)

Total contracts in progress - included in the accompanying consolidated balance sheets as billings in excess of costs and estimated earnings on uncompleted contracts	$(2,275)	$(966)

9. LEASES

The Company leases certain equipment and its facilities in Carlsbad, California. The Carlsbad facility lease provides for annual rent increases and expires in January 2006.

Future minimum lease payments are as follows:

For Fiscal Years	Minimum Lease
Ending April 30,	Payments
2005	$358,000
2006	268,000
2007	2,000

$628,000

Rent expense for the years ended April 30, 2004 and 2003 was $348,000 and $338,000, respectively.

10. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan, qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the years ended April 30, 2004 or 2003. The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

11. STOCK OPTION PLANS

The Company has a stock option plan, The 2000 Equity Participation Plan, that was approved by the Board of Directors and shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized. The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date subject to the limitation that the total number of shares of common stock subject to option under all plans shall not exceed 10% of the total number of outstanding shares of common stock on that date.

During the years ended April 30, 2004 and 2003, the Company did not grant any options to purchase shares of the Company’s common stock to employees or directors. At April 30, 2004 options for 801,431 shares were available for future grant.

A summary of the Company’s stock option activity including activity related to options that were granted outside the 2000 plan and related information for the years ended April 30, 2004 and 2003 (shares in thousands) follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price
Options, beginning of year	598	$3.45	657	$3.44
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(105)	9.11	(59)	3.28

Options, end of year	493	$2.24	598	$3.45

Exercisable at end of year	493	$2.24	489	$4.01

The following table summarizes information about stock options at April 30, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life	Exercise Price	Shares	Exercise Price
$0.63 - $0.63	17	1.41 years	$0.63	17	$0.63
$1.00 - $1.00	296	5.04 years	1.00	296	1.00
$1.03 - $3.09	55	2.54 years	1.98	55	1.98
$3.84 - $3.84	53	3.04 years	3.84	53	3.84
$3.85 - $9.00	66	1.97 years	5.59	66	5.59
$10.31 - $12.19	3	0.49 year	10.88	3	10.88
$25.13 - $25.13	3	0.11 year	25.13	3	25.13

	493	3.95 years	$2.24	493	$2.24

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2004 and 2003. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

ITEM 8. CHANGES IN ACCOUNTANTS

Effective October 3, 2003, Grant Thornton LLP (“Grant Thornton”) resigned as the independent auditors of the financial statements of the Company.

Grant Thornton’s reports on the Company’s financial statements for the two fiscal years prior to their resignation did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

An explanatory paragraph regarding customer concentration of accounts receivable was included in their report for the year ended April 30, 2003.

In relation to the audit for the year ended April 30, 2003, Grant Thornton expressed their view to the Audit Committee that there was a material weakness in our control environment. This information was disclosed in our first quarter filing. Refer to Item 8A for further discussion.

Effective December 16, 2003, the Company’s audit committee of the Board of Directors engaged J.H. Cohn LLP as the new independent registered public accounting firm for the Company. During the two fiscal years ended April 30, 2002 and 2003, and the subsequent interim period through December 16, 2003, the Company had not consulted with J.H. Cohn LLP regarding any matters described in, and required to be disclosed pursuant to, Item 304 (a)(2)(i) or Items 304(a)(2)(ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In relation to their audit for the year ended April 30, 2003, our previous auditors informed our Audit Committee of their view that there was a material weakness in our internal control environment. We have reviewed the matter carefully and as part of our continuous effort to achieve higher standards, we have enhanced our control environment with the following measures:

1.	Adopted a documented approach to quarterly disclosure certification procedures;

2.	Engaged an independent firm to help us prepare FASB 109 calculations of income taxes for financial statement reporting purposes; and

3.	Augmented our in-house expertise in evaluating, establishing, and documenting the applicable revenue recognition policies and procedures.

Our new independent registered public accounting firm, J.H. Cohn LLP, did not identify any reportable condition during their audit of our consolidated financial statements for the year ended April 30, 2004.

In addition to the improvements noted, we are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes - Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the requirements of Section 404 for the fiscal year ending April 30, 2006. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, over the next two years, we will continue to review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2004 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
M. Mark Michalko	50	President/Principal Financial Officer
Lee Meng Ooi	43	Executive Vice President
Timothy R. Groth	54	Vice President, Technical Operations
Lawrence E. Logue	67	Corporate Secretary

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. For the period covered by this Annual Report, we were in compliance with the Section 16(a) of the Securities Exchange Act of 1934.

CODE OF BUSINESS CONDUCTS AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics which applies to all officers and key financial personnel.

We will provide a copy of our Code of Business Conduct and Ethics to any person without charge. Stockholders will be provided a copy upon written request addressed to:

International Lottery & Totalizator Systems, Inc.
Attention: Investor Relations
2131 Faraday Avenue
Carlsbad, CA 92008

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2004 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2004 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2004 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

(3) (a) Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form 10-KSB for the year ended December 31, 1994, File No. 0-10294).

(b) Articles of Incorporation as amended June 2, 1998, reflecting the three-for-one reverse stock split (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

(c) Articles of Incorporation as amended June 2, 1998, reflecting maximum indemnification for directors permitted by California law (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

(d) A By-law effective June 2, 1998, amendment relating to officers and directors indemnification and number of directors (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

(10) (a) Fourth Amendment to Lease for the Registrant’s facility in Carlsbad, California dated August 11, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294.)

(b) The Registrant’s 1988 Employee Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Form S-8 Registration Statement, File No. 33-34123, as filed on April 4, 1990).

(c) The Registrant’s 1990 Stock Incentive Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).

(d) The Registrant’s 1997 Directors’ Stock Option Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

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

(14) Code Of Ethics for Officers and Senior Financial Staff

(21) Subsidiaries of the Registrant

(23.1) Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

(23.2) Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

•	The Company filed a Form 8-K on August 14, 2003 disclosing the Company’s Form 10-KSB would be filed late.

•	The Company filed a Form 8-K on October 10, 2003 disclosing the change in the Company’s independent accountants.

•	The Company filed a Form 8-K on December 17, 2003 disclosing the appointment of J.H. Cohn LLP as its new independent accountants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2004 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
By:	/s/ M. Mark Michalko
M. Mark Michalko
President

Dated: July 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	July 29, 2004
/s/ M. Mark Michalko M. Mark Michalko	Director, President Principal Financial Officer	July 29, 2004
/s/ Alain K.K. Lee Alain K. K. Lee	Director	July 29, 2004
/s/ Ng Foo Leong Ng Foo Leong	Director	July 29, 2004
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 29, 2004
/s/ Chan Kien Sing Chan Kien Sing	Director	July 29, 2004