Form 10KSB/A
period 2004-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2004-08-30
CIK 354813

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

Registrant’s telephone number, including area code (760) 931- 4000
Registrant’s home page http://www.ilts.com

Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)

Common Shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                     Yes☒ No ☐

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 29, 2004 was approximately $925,425. Revenues for the year ended April 30, 2004 were $10,177,251.

Number of common shares outstanding at July 29, 2004 was 12,943,000

DOCUMENTS INCORPORATED BY REFERENCE

There is hereby incorporated by reference the Registrant’s Form 10-KSB for the fiscal year ended April 30, 2004, filed on July 29, 2004.

Transitional Small Business Disclosure Format                                                              Yes☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☐

TABLE OF CONTENTS

PART III

Part III

Pursuant to General Instruction E(3) of Form 10-KSB, the information required in Part III, which is not contained in the Company’s Form 10-KSB filed on July 29, 2004, is herein provided in this Amendment No. 1 as follows:

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT,

AND

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Board currently consists of the following six directors: Chan Kien Sing, Theodore A. Johnson, M. Mark Michalko, Alain K. K. Lee, Ng Foo Leong, and Martin J. O’Meara, Jr. There is one vacant board seat. The current directors will serve until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of August 15, 2004 by (i) each director of the Company, (ii) each executive officer, (iii) the executive officers and directors of the Company as a group and (iv) each person or entity who is a beneficial owner of more than 5% of the Company’s outstanding common shares. With respect to each director of the Company, the table also sets forth his age, the year he was first elected as a director, employment history for the past five years, and other directorships. With respect to the executive officers who are not directors, the table sets forth their age, position with the Company, and employment history for the past five years. Beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name of Beneficial Owner	Amount		Percent of Class
Chan Kien Sing, 48, Director since June 1993.	16,667	(A)(C)	*
Group Executive Director of Berjaya Group Bhd, Malaysian holding company (Berjaya Group) since 1990.

Theodore A. Johnson, 64, Director since 1979.	35,274	(A)	*
President and CEO, T.J. Ventures Inc. from 1992 to present, a venture capital company. A director of other private corporations, including a venture capital company.

M. Mark Michalko, 50, Director since February 1994.	113,516	(B)	*
President since May 1997.

Alain K. K. Lee, 48, Director since May 1999.	16,667	(A)(C)	*
Executive Vice President, Roadhouse Grill, Inc. since July 1998 and Director since January 1998.

Ng Foo Leong, 54, Director since June 1993.	16,667	(A)(C)	*
Executive Director of Sports Toto Malaysia Sdn. Bhd. (“STM”) from 1985 to present, a lottery and gaming company affiliated with Berjaya Sports Toto Berhad (“BToto”).

Martin J. O’Meara, Jr., 75, Director since 1979.	128,109	(A)	*
President, The Budget Plan, Inc., a privately owned company engaged in the consumer loan business and has been so employed for more

Name of Beneficial Owner	Amount		Percent of Class
than five years.

Timothy R. Groth, 55, Vice President, Technical Operations since 1994.	49,640	(B)	*

All directors and executive officers as a group (7 persons)	376,540	(A)(B)	2.90%

Berjaya Lottery Management H.K. Limited (“BLM”), a subsidiary	9,245,317	(C)	71.40%
of BToto.

(A)	Includes 16,667 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable.

(B)	Includes 106,002 and 45,669 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable by Mr. Michalko and Mr. Groth respectively.

(C)	Employees of affiliates of BLM. All three individuals disclaim beneficial ownership of such shares. BLM’s business address is 13th Floor, Menara Berjaya, KL Plaza, 179 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

*	Less than one percent of the outstanding common shares.

Audit Committee Financial Expert

The Board of Directors has an Audit Committee consisting of Messrs. Johnson, Lee and O’Meara. The Audit Committee held four meetings during the year. Mr. Lee, an employee of an affiliate of BLM, may not be considered to be an independent member of the Audit Committee under the Securities and Exchange Commission applicable rules relating to audit committees.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls.

The Board of Directors has determined that the Audit Committee does not have an “audit committee financial expert” as defined by the strict definition contained in Item 401(e) of Regulation S-B. Although all of the committee members are financially literate and are highly qualified to assess the performance of companies, their expertise was not gained in the manner specified by the Securities and Exchange Commission in Item 401. Nonetheless, the Board of Directors is confident the Committee members are qualified by virtue of their experience as directors, advisors, and executive officers in other organizations to perform the oversight role required by their positions at ILTS.

Shareholder Communications

The Company has a procedure by which shareholders can communicate with Board members. Shareholders may communicate with the Board by writing to the Chairman of the Board or individual Board members as follows: International Lottery & Totalizator Systems, Inc., ATTN: Corporate Secretary, 2131 Faraday Ave., Carlsbad, CA 92008. The Corporate Secretary will forward any shareholder communications as requested by the shareholder.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. For the period covered by this Annual Report, we were in compliance with Section 16(a) of the Securities Exchange Act of 1934.

Securities Authorized for Issuance Under Equity Compensation Plans

See Footnote 11 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended April 30, 2004, April 30, 2003 and April 30, 2002, the compensation earned by the Chief Executive Officer and the only executive officer of the Company earning in excess of $100,000 during such years (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				All Options Granted in Prior
				Years Were Exercisable
	Annual Compensation(1)			At April 30, 2004 (3)
	Fiscal
Name and Principal Position(s)	Year	Salary(2)	Bonus
M. Mark Michalko	2004	$189,873	—	106,002
President and Chief Executive	2003	$181,757	—	—
Officer	2002	$173,593	$57,750	—

Timothy R. Groth	2004	$159,078	—	45,669
Vice President, Technical	2003	$154,102	—	—
Operations	2002	$143,627	$47,250	—

(1)      There have been no Company matching contributions to the employee 401(k) plan or other Long Term Compensation Awards since 1998.

(2)      Perquisites in fiscal years ended April 30, 2004 and April 30, 2003 and April 30, 2002 are included under salary and did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any such officer.

(3)      There have been no stock options or stock appreciation rights granted to executive officers since 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Footnote 6 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

(10)(a) Fourth Amendment to Lease for the Registrant’s facility in Carlsbad, California dated August 11, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294.)

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

(14) Code Of Ethics for Officers and Senior Financial Staff (incorporated by reference from ILTS’s 10-KSB for the year ended April 30, 2004, File No. 0-10294).

(21) Subsidiaries of the Registrant (incorporated by reference from ILTS’s 10-KSB for the year ended April 30, 2004, File No. 0-10294).

(23.1) Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm*

(23.2) Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm*

(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

•	The Company filed a Form 8-K on August 14, 2003 disclosing the Company’s Form 10-KSB would be filed late.

•	The Company filed a Form 8-K on October 10, 2003 disclosing the change in the Company’s independent accountants.

•	The Company filed a Form 8-K on December 17, 2003 disclosing the appointment of J.H. Cohn LLP as its new independent accountants.

* Filed as exhibit to International Lottery & Totalizator Systems, Inc.’s Annual Report on Form 10-KSB for the year ended April 30, 2004, filed July 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants. Grant Thornton, LLP (“GT”) was the principal accountant for the year ended April 30, 2003. J.H. Cohn LLP (“JHC”) was the principal accountant for the year ended April 30, 2004.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2004	April 30, 2003
Audit Fees	$84,000	$153,000
Audit Related Fees	50,000 (1)	—
Tax Fees – Tax Compliance Services	3,000	20,000
All Other fees	—	12,000 (2)

	$137,000	$185,00

(1)	Audit related fees of $33,000 and $17,000 were paid to Grant Thornton for the review of the Company’s 10-KSB related matters submitted to the SEC and procedural services rendered in connection with the change in accountant, respectively.

(2)	Other fees of $12,000 were paid to Grant Thornton for research and consultation relating to the formation of a foreign entity and foreign tax issues.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls. During the retention process, the Audit Committee approved the estimated fees provided by GT and JHC. Said approval amounted to 99% of the 2004 billings and 75% of the 2003 billings. Excess amounts reflect additional fees billed for the audit, tax return preparation, and audit related services. The additional amounts did not impact independence considerations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

By: /s/ M. Mark Michalko M. Mark Michalko President

Dated: August 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	August 30, 2004

/s/ M. Mark Michalko M. Mark Michalko	Director, President Acting Principal Financial Officer	August 30, 2004

/s/ Alain K.K. Lee Alain K. K. Lee	Director	August 30, 2004

/s/ Ng Foo Leong Ng Foo Leong	Director	August 30, 2004

/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	August 30, 2004

/s/ Chan Kien Sing Chan Kien Sing	Director	August 30, 2004