Form 10QSB
period 2004-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2004-09-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

(760) 931- 4000
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

As of September 14, 2004, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future,” “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

July 31,
2004
ASSETS
Current assets:
Cash and cash equivalents	$1,283
Accounts receivable	4,825
Inventories	2,850
Other current assets	79

Total current assets	9,037
Equipment, furniture and fixtures, net	443
Other noncurrent assets	100

Total assets	$9,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943
Short-term note payable	490
Billings in excess of costs and estimated earnings on uncompleted contracts	213
Accrued payroll and related taxes	516
Warranty reserves	357
Payable to Parent	143
Other current liabilities	193

Total current liabilities	2,855
Long-term liabilities	55

Total liabilities	2,910

Commitments
Shareholders’ equity:
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(49,480)
Other accumulated comprehensive loss — cumulative foreign currency translation loss	(200)

Total shareholders’ equity	6,670

Total liabilities and shareholders’ equity	$9,580

See notes to condensed consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2004	2003
Revenues:
Sales of products	$4,966	$2,231
Services	34	84

	5,000	2,315

Cost of revenues:
Cost of product sales	3,053	1,486
Cost of services	3	41

	3,056	1,527

Gross profit	1,944	788
Research and development expenses	421	505
Selling, general and administrative expenses	853	1,075

Income (loss) from operations	670	(792)
Other income (expense):
Interest income, net	3	—
Other	(13)	(4)

Net income (loss)	$660	($796)

Net income (loss) per share:
Basic and diluted	$0.05	($0.06)

Shares used in computation of net income (loss) per share:
Basic and diluted	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	July 31,
	2004	2003
Cash flows from operating activities:
Net income / (loss)	$660	$(796)
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52	63
Warranty reserve expense	36	147
Changes in operating assets and liabilities:
Accounts receivable	682	683
Inventories	455	557
Other assets	50	—
Accounts payable	(151)	(469)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,062)	193
Accrued payroll and related taxes	(33)	83
Warranty reserves	23	(39)
Payable to Parent	18	54
Other liabilities	(113)	(207)

Net cash provided by (used in) operating activities	(383)	269

Cash flows from investing activities:
Additions to equipment	(8)	(20)

Net cash used in investing activities	(8)	(20)

Cash flows from financing activities:
Payment of line of credit loans	—	(1,500)
Payment of short-term note payable	(435)	—

Net cash used in financing activities	(435)	(1,500)

Effect of exchange rate changes on cash	12	(5)

Decrease in cash and cash equivalents	(814)	(1,256)
Cash and cash equivalents at beginning of period	2,097	1,595

Cash and cash equivalents at end of period	$1,283	$339

Supplemental cash flow information:
Cash paid for interest	$—	$5
Cash paid for income taxes	3	7

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ILTS and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the Securities Exchange Commission’s (“SEC”) instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows have been included.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 filed with the SEC on July 29, 2004.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Actual results could differ from those estimates. At the date of the financial statements, estimates may affect the reported amounts of assets and liabilities, and revenue and expenses, and the disclosure of contingent assets and liabilities.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

Software — only

In addition to the software portion of a complete system, we develop software for our customers in accordance with the specifications stipulated in a software supply contract. Generally, these contracts are related to additional features or modules to be added to the application software that we have previously developed for our customers.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

We did not have any facility management agreements as of July 31, 2004 or during fiscal 2005 and 2004, although we have had them at certain times in previous fiscal years.

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

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at beginning of period, May 1, 2004	$334
Additional reserves	36
Charges incurred	(13)

Balance at end of period, July 31, 2004	$357

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Foreign Currency

Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been affected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.

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

RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2004, revenues from all related party agreements for terminals, spares and services totaled $4.8 million. For the same period in 2003, we recognized revenue of $353,000 from related parties. Included in accounts receivable at July 31, 2004 was $146,000 from these customers. Our related party transactions during the periods ended July 31, 2004 and 2003 are discussed below.

Berjaya Lottery Management (H.K.) Ltd.

Berjaya Lottery Management (H.K.) Ltd. (“BLM” or the “Parent”) owns 71.4% of ILTS’s outstanding voting stock.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

As of July 31, 2004 and for the three-month periods ended July 31, 2004 and 2003:

•	There were no related party sales to BLM;

•	There were no accounts receivable balances from BLM;

•	Proceeds from the sale of BLM inventory to unrelated third parties aggregated $18,000 and $54,000 for the three months ended July 31, 2004 and 2003, respectively; and

•	Liabilities to BLM, recorded as “Payable to Parent,” were $143,000 as of July 31, 2004.

Philippine Gaming Management Corporation

In addition to supplying terminals to Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, the Company provides terminal spare parts to PGMC on an ongoing basis.

As of July 31, 2004 and for the three-month periods ended July 31, 2004 and 2003, the financial activities and balances related to PGMC were as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

•	In the three-month period ended July 31, 2004, we recognized revenue of $219,000. For the same period in 2003, we recognized revenue of $365,000;

•	Accounts receivable from PGMC totaled $107,000 at July 31, 2004; and

•	There were no costs and earnings in excess of billings for contracts with PGMC at July 31, 2004.

Sports Toto Malaysia

In February 2004, the Company received a terminal order with a value of $3.9 million from Sports Toto Malaysia (“STM”), a related party and an affiliate of Berjaya Sports Toto Berhad and BLM. Delivery of the terminals was completed in the three months ended July 31, 2004.

In November 2000, STM executed an agreement to purchase an on-line lottery system and services for $8.1 million from ILTS. In November 2003, additional functionalities valued at $400,000 were added to the original contract which increased the total contract value to $8.5 million.

On the foregoing terminal order and contract:

•	During the three-month period ended July 31, 2004, revenues of $4.5 million were recognized. For the same period in 2003, no revenue was recognized from STM;

•	Accounts receivable totaled $35,000 at July 31, 2004; and

•	Billings in excess of costs and earnings relating to the foregoing contract amounted to $157,000 at July 31, 2004.

Comprehensive Income (Loss)

The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Net income (loss)	$660	$(796)
Foreign currency translation adjustment	12	(5)

Comprehensive income (loss)	$672	$(801)

Inventories

Inventories are valued at the lower of actual cost or the current estimated market values. We periodically review inventory quantities on hand and record a provision for excess and obsolete inventories based on the following factors:

•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Inventories consisted of the following:

July 31,
(Amounts in thousands)	2004
Raw materials and subassemblies	$2,744
Work-in-process	106

$2,850

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees” and related interpretations, in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. Because no options were granted to employees in the three-month periods ended July 31, 2004 and 2003, the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net income and net loss in the three-month periods ended July 31, 2004 and 2003, respectively, and pro forma net loss assuming compensation cost had been determined based on the fair value at the grant date for all awards and amortized over the vesting period consistent with the provisions of SFAS 123.

Major Customers

	Three Months Ended
	July 31,
	2004	2003
Revenue:

From unrelated customers	No customer accounted for more than 10% of total revenue	Two customers represented 75% of total revenue

From related customers	Two customers represented 95% of total revenue	Two customers represented 15% of total revenue

As of July 31, 2004, the balance receivable from one unrelated, international customer totaled $4.6 million which represented 96% of total accounts receivable and 48% of total assets. The balance receivable, which is unsecured, arose primarily from terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. The Company received scheduled installment payments totaling $1.1 million during the period from May 1, 2004 to September 1, 2004. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.

Additionally, the Company had approximately $2.0 million in kit inventory related to orders from this customer as of July 31, 2004 which it will not ship to the customer until it receives substantially all of the payments due and which it could sell to other customers.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.

At July 31, 2004 and 2003, options to purchase 490,000 and 598,000 shares of the Company’s common stock, at prices ranging from $0.63 to $47.25 per share, were not included in the computation of diluted net income per share because they were anti-dilutive for that purpose.

Litigation

The Company was not a party to any litigation proceedings as of July 31, 2004.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussion in this filing contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in our Annual Report on Form 10-KSB for the year ended April 30, 2004.

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

Revenue Recognition

We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. The revenue for the sale of spares (replacement parts for hardware) is recognized upon shipment in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition.” The revenue for the sale of terminals or terminal kits sold as a single element is also recognized upon shipment. The Company meets the four criteria for revenue recognition outlined in SAB Topic 13. The Company has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Shipping documents illustrate that delivery of hardware with preinstalled software has occurred. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

Revenue from software sold as a single element is recognized using the percentage-of-completion or completed contract method depending on the complexity of modifications, if any. Revenue for software support agreements and facility management contracts are recognized according to SAB Topic 13.

The majority of our revenue is generated from the sale of multiple element contracts that include terminals, the central system and software modifications. We do not segment these contracts and revenue is recognized under the percentage-of-completion method in accordance with SOP No. 97-2 “Software Revenue Recognition.” If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement is accounted for in conformity with No. SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production- Type Contracts” as identified in SOP 97-2 paragraph 7.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Warranty Reserves

Estimated warranty costs are accrued as revenue is recognized. Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right of return, except for defective products.

Estimated reserves for warranty obligations are accrued as follows:

1.	Contracts — Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware — The warranty phase for terminals or terminal kits commences upon shipment and can extend from 90 days to six months depending on the contract terms.

b.	Software — The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.

2.	Spares — Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other — Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

Valuation Of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred assets by an equivalent valuation as of July 31, 2004.

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended
	July 31,
(Amounts in thousands)	2004	2003	Change
Revenues
Products
Spares	$446	$1,089	$(643)
Contracts	4,520	1,142	3,378

Total Products	4,966	2,231	2,735

Services
Software Support	34	84	(50)

Total Services	34	84	(50)

	$5,000	$2,315	$2,685

Significant fluctuations in period-to-period contract revenue are expected in the gaming industry since individual contracts are generally considerable in value, and the timing of contracts does not occur in a predictable trend. Contracts from the same customer generally do not recur in the short-term. Accordingly, comparative results between quarters are not indicative of trends in contract revenue.

For the three-month period ended July 31, 2004, spares revenue of $446,000 was derived from one order amounting to $219,000 and multiple small orders totaling $227,000. For the same period in 2003, spares revenue included $731,000 from a $3.2 million spares order. The remaining spares revenue of $358,000 consisted of a number of smaller orders.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

For the three-month period ended July 31, 2004, contract revenue improved 296% from that of the same period in 2003, principally due to one significant terminal order of $3.9 million.

Related party revenues of $4.8 million accounted for 96% of total revenue in the three-month period ended July 31, 2004. For the same period in 2003, $353,000 or 15% of total revenue was recognized from related parties.

COST OF SALES AND GROSS PROFIT ANALYSIS

	Three Months Ended
	July 31,		July 31,
	2004		2003
Revenues:
Products	$4,966	99%	$2,231	96%
Services	34	1%	84	4%

Total revenues	5,000	100%	2,315	100%

Cost of sales:
Products	3,053	61%	1,486	64%
Services	3	0%	41	2%

Total costs of sales	3,056	61%	1,527	66%

Gross Profit:
Products	1,913	38%	745	32%
Services	31	1%	43	2%

Total gross profit	$1,944	39%	$788	34%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.

Gross profit for the three months ended July 31, 2004 was $1.9 million or 39% of revenues, compared to $788,000 or 34% of revenues for the same period in 2003. Higher margins achieved in spares revenue and better absorption of production overhead expenses contributed to the gross profit improvements.

Research and Development Expenses (“R&D”): R&D expenses for the three months ended July 31, 2004 were $421,000 compared to $505,000 for the comparable three-month period in 2003. We attribute the decrease of $84,000 or 17% to reduced labor costs and material spending due to the near-completion phase of product development work on a project that applies our technology in other markets.

Selling, General and Administrative (“SG&A”): SG&A expenses of $853,000 for the three-month period ended July 31, 2004 were $222,000 or 21% lower than the same period in 2003. The significant decrease was driven by enhanced cost saving measures, coupled with lower marketing expenditures during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at July 31, 2004 was $6.2 million. There was $4.8 million of accounts receivable due from a single customer. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. The customer has made all of the required installment payments through September 14, 2004 and management believes the customer will make the remaining payments. Nonpayment of the remaining amounts owed could have a significant

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

negative impact on our cash flow and financial position, and our results of operations.

Contract backlog at July 31, 2004 was $4.3 million. We anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2005. Sources of cash through July 31, 2005 are expected to come from contract sales, spares revenue, and contract backlog. Uses of cash will be for normal operating expenses and costs associated with contract execution.

The following table summarizes our cash flow activities:

	Three Months Ended

			Increase
(Amounts in thousands)	July 31, 2004	July 31, 2003	(Decrease)

Condensed cash flow comparative:
Operating activities	$(383)	$269	$(652)
Investing activities	(8)	(20)	12
Financing activities	(435)	(1,500)	1,065
Effect of exchange rate	12	(5)	17

Net decrease in cash and cash equivalents	$(814)	$(1,256)	$442

Cash Flow Analysis — Three-month period ended July 31, 2004:

Operating activities

Net cash used in operating activities was $383,000 for the three-month period ended July 31, 2004.

Total net sources of cash from operating activities were $2.0 million. Net income after adding back depreciation and amortization, and warranty reserve expense provided $748,000. Decreases in accounts receivable and inventory provided $682,000 and $455,000, respectively. Decreases in other assets, warranty reserves and increases in the liability to our Parent company provided the remaining sources of cash.

Net uses of cash totaled $2.4 million. Decreases in accounts payable and billings in excess of costs and earnings on uncompleted contracts used $151,000 and $2.0 million, respectively. Reductions in accrued payroll and related taxes and other liabilities decreased our cash by $146,000.

Financing and investing activities

We invested $8,000 in computer equipment during the three months ended July 31, 2004. In addition, the $435,000 payment of short-term note payable reduced our cash position by the corresponding amount.

Cash Flow Analysis — Three-month period ended July 31, 2003:

Operating activities

Net cash provided by operating activities was $269,000.

Primary sources of cash included decreases of $683,000 and $557,000 in accounts receivable and inventories, respectively. In addition, other sources of cash included an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $193,000 and accrued payroll, liabilities to Parent, depreciation and amortization, and warranty reserve expense combined for $347,000.

Our uses of cash totaled $1.5 million. The primary uses of cash included a net loss of $796,000 and a decrease in accounts payable of $469,000. The reduction in warranty reserves and other liabilities decreased our cash position by $246,000.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Investing and financing activities

The significant impact on cash for the period was the payment of an advance on the Company’s line of credit. Payment during the three-month period ended July 31, 2003 was $1.5 million. At July 31, 2003, there was no amount drawn on the line of credit.

On April 3, 2003, a major financial institution extended a $5.5 million line of credit to us to be used for a specific project. This transaction specific working capital line was 90% guaranteed by the United States Export-Import Bank. The line provided for advances of 90% on accounts receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. Borrowings under the line bore interest at the prime rate plus ½ %. We had granted a security interest in rights to collections and inventory as collateral.

On January 29, 2004, prior to the expiration date, we terminated the line of credit, because it was no longer required.

FOREIGN EXCHANGE FLUCTUATION

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

We recorded a foreign currency translation gain of $12,000 for the three-month period ended July 31, 2004. For the same period in 2003, we incurred a foreign currency translation loss of $5,000. The foreign currency translation gains and losses were accounted for as decreases and increases, respectively, in the other accumulated loss component of stockholders’ equity.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information

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

As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes In Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes – Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the requirements of Section 404 for the fiscal year ending April 30, 2006. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through April 30, 2006, we will continue to review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information

Part II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company was not a party to any litigation proceedings as of July 31, 2004.

ITEM 5. OTHER INFORMATION

          There was no other information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit
Number	Document Description
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

/s/ M. Mark Michalko

M. Mark Michalko
President and
Acting Chief Financial Officer

Date: September 14, 2004