Form 10QSB
period 2004-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2004-12-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to

Commission File Number: 0-10294

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

(Exact Name of Company as specified in its charter)

California	95-3276269
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2131 Faraday Avenue, Carlsbad, California 92008-7205
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

As of December 14, 2004, 12,943,000 shares of common stock were outstanding.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

October 31,
2004
ASSETS
Current assets:
Cash and cash equivalents	$1,515
Accounts receivable	4,315
Inventories	2,759
Other current assets	129

Total current assets	8,718
Equipment, furniture and fixtures, net	359
Other noncurrent assets	100

Total assets	$9,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$713
Short-term note payable	449
Billings in excess of costs and estimated earnings on uncompleted contracts	1,189
Accrued payroll and related taxes	567
Warranty reserves	364
Payable to Parent	156
Other current liabilities	202

Total current liabilities	3,640
Long-term liabilities	48

Total liabilities	3,688

Commitments
Shareholders’ equity:
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(50,627)
Other accumulated comprehensive loss – cumulative foreign currency translation loss	(234)

Total shareholders’ equity	5,489

Total liabilities and shareholders’ equity	$9,177

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenues:
Sales of products	$1,220	$1,577	$6,186	$3,808
Services	44	76	78	160

	1,264	1,653	6,264	3,968

Cost of revenues:
Cost of product sales	1,223	1,128	4,276	2,613
Cost of services	20	41	23	83

	1,243	1,169	4,299	2,696

Gross profit	21	484	1,965	1,272
Research and development expenses	453	507	873	1,012
Selling, general and administrative expenses	745	1,069	1,598	2,144

Loss from operations	(1,177)	(1,092)	(506)	(1,884)

Other income (expense):
Interest income, net	3	(2)	6	(6)
Other	27	14	13	14

Net loss	$(1,147)	$(1,080)	$(487)	$(1,876)

Net loss per share:
Basic and diluted	$(0.09)	$(0.08)	$(0.04)	$(0.14)

Shares used in computation of net loss per share:
Basic and diluted	12,943	12,943	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(487)	$(1,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	104	132
Amortization of loan fees	—	51
Loss on disposal of equipment	41	—
Warranty reserve expense	133	51
Changes in operating assets and liabilities:
Accounts receivable	1,192	4,206
Inventories	547	498
Other assets	—	(197)
Accounts payable	(382)	(2,548)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,086)	1,005
Accrued payroll and related taxes	18	39
Warranty reserves	30	(57)
Payable to Parent	31	58
Other liabilities	(208)	(171)

Net cash provided by (used in) operating activities	(67)	1,191

Cash flows from investing activities:
Additions to equipment	(17)	(46)

Net cash used in investing activities	(17)	(46)

Cash flows from financing activities:
Payment of line of credit loans	—	(1,500)
Payment of short-term note payable	(476)

Net cash used in financing activities	(476)	(1,500)

Effect of exchange rate changes on cash	(22)	(29)

Decrease in cash and cash equivalents	(582)	(384)
Cash and cash equivalents at beginning of period	2,097	1,595

Cash and cash equivalents at end of period	$1,515	$1,211

Supplemental cash flow information:
Cash paid for interest	—	$10
Cash paid for income taxes	$6	$10

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

International Lottery & Totalizator Systems, Inc. (“ILTS” or, together with its subsidiaries, the “Company”) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global online lottery and pari-mutuel racing industries. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct online lotteries. The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to three months lead time before delivery of hardware begins.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

Hardware – only

Hardware in the form of assembled terminals, component kits or replacement parts (“spares”) may be sold separately to our customers. Revenues for the sale of hardware are recognized upon shipment in accordance with SEC Staff Accounting Bulletin, Topic 13 “Revenue Recognition.” The Company has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Shipping documents illustrate that delivery of hardware has occurred, as stipulated in the terms of the customer contract. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

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

We did not have any facility management agreements as of October 31, 2004 or during fiscal 2005 and 2004, although we have had them at certain times in previous fiscal years.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at beginning of period, May 1, 2004	$334
Additional reserves	133
Charges incurred	(103)

Balance at end of period, October 31, 2004	$364

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

Income Taxes and Valuation Allowance

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Related Party Transactions

During the three-month periods ended October 31, 2004 and 2003, revenues from all related party agreements for terminals, spare parts and services totaled $410,000 and $518,000, respectively. Revenues for the six-month periods ended October 31, 2004 and 2003 were $5.2 million and $871,000 respectively. At October 31, 2004 accounts receivable included $5,000 from these customers. The transactions with the Company’s related parties in the three and six-month periods ended October 31, 2004 and 2003 are discussed below.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

As of October 31, 2004 and for the three-month and six-month periods ended October 31, 2004 and 2003:

•	There were no related party sales to BLM;

•	There were no accounts receivable balances from BLM;

•	During the three-month and six-month periods ended October 31, 2004, the sale of BLM inventory to unrelated third parties resulted in increases of $13,000 and $31,000 in the liability to BLM, respectively. During the three-month and six-month periods ended October 31, 2003, the sale of BLM inventory to unrelated third parties resulted in increases of $4,000 and $58,000 in the liability to BLM, respectively; and

•	Liabilities to BLM, recorded as “Payable to Parent” in the accompanying condensed balance sheet were $156,000 as of October 31, 2004.

Philippine Gaming Management Corporation

In addition to supplying terminals to Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, we provide terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

•	During the three-month and six-month periods ended October 31, 2004, we recognized revenue of $191,000 and $410,000, respectively. For the same periods in 2003, we recognized revenue of $461,000 and $825,000, respectively;

•	There were no accounts receivable balances from PGMC at October 31, 2004; and

•	There were no costs and earnings in excess of billings for contracts with PGMC at October 31, 2004.

Sports Toto Malaysia

In February 2004, the Company received a terminal order with a value of $3.9 million from Sports Toto Malaysia (“STM”), a related party and an affiliate of Berjaya Sports Toto Berhad and BLM. Delivery of the terminals was completed in the three-month period ended July 31, 2004.

In November 2000, STM executed an agreement to purchase an online lottery system and services for $8.1 million from ILTS. In November 2003, additional functionalities valued at $400,000 were added to the original contract which increased the total contract value to $8.5 million.

In addition to supplying terminals and software products to STM, we provide terminal spare parts and software support services to STM.

The financial activities and balances related to transactions with STM were as follows:

•	During the three-month and six-month periods ended October 31, 2004, revenues of $205,000 and $4.7 million were recognized, respectively. For the same periods in 2003, we recognized revenues of $44,000;

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

•	There were no accounts receivable balances from STM at October 31, 2004; and

•	Billings in excess of costs and earnings relating to the above mentioned contract amounted to $329,000 at October 31, 2004.

Natural Avenue

The Company primarily provides software support services to Natural Avenue, a related party and an affiliate of Berjaya.

•	During the three-month and six-month periods ended October 31, 2004, revenues of $14,000 and $41,000 were recognized, respectively. For the same periods in 2003, we recognized revenues of $13,000 and $32,000, respectively; and

•	Accounts receivable totaled $5,000 at October 31, 2004.

Comprehensive Income (Loss)

The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net loss	$(1,147)	$(1,080)	$(487)	$(1,876)
Foreign currency translation adjustment	(34)	(24)	(22)	(29)

Comprehensive loss	$(1,181)	$(1,104)	$(509)	$(1,905)

Inventories

Inventories are valued at the lower of actual cost or the current estimated market values. We periodically review inventory quantities on hand and record a provision for excess and obsolete inventories based on the following factors:

•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.

Inventories consisted of the following:

October 31,
(Amounts in thousands)	2004
Raw materials and subassemblies	$2,586
Work-in-process	173

$2,759

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. Because no options were granted to employees in the six-month periods ended October 31, 2004 and 2003, the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net loss in the three and six-month periods ended October 31, 2004 and 2003, respectively, and proforma net loss for such periods assuming compensation cost had been determined based on the fair value at the grant date for all awards and amortized over the vesting period consistent with the provisions of SFAS 123.

Major Customers

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenue:
From unrelated customers	Four customers accounted for 57% of total revenue	Two customers accounted for 66% of total revenue	No customer accounted for more than 10% of total revenue	Two customers accounted for 71% of total revenue

From related customers	Two customers represented 31% of total revenue	One customer represented 28% of total revenue	One customer represented 75% of total revenue	One customer represented 21% of total revenue

As of October 31, 2004, the balance receivable from one unrelated, international customer totaled $3.6 million which represented 84% of total accounts receivable and 39% of total assets. The balance receivable, which is unsecured, arose primarily from terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. The Company received scheduled installment payments totaling $2.5 million during the period from May 1, 2004 to December 14, 2004. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.

Additionally, the Company had approximately $2.0 million in kit inventory related to orders from this customer as of October 31, 2004 which it will not ship to the customer until it receives substantially all of the payments due and which it could sell to other customers.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Net Income (Loss) Per Share

Basic net loss per share is based on the weighted average number of shares outstanding during the period. Diluted net loss per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.

At October 31, 2004 and 2003, options to purchase 460,000 and 573,000 shares of the Company’s common stock, at prices ranging from $0.63 to $47.25 per share, were not included in the computation of diluted net loss per share because they were anti-dilutive for that purpose.

Litigation

The Company was not a party to any litigation proceedings as of December 14, 2004.

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

RECENT DEVELOPMENTS

In November 2004, we received the initial milestone payment for a turnkey online lottery system contract from a new customer. The contract is valued at $2.3 million, of which $1.6 million is expected to be recognized as revenue in the latter part of the third quarter of fiscal 2005. We expect to recognize the remaining $700,000 of revenue in the next fiscal year 2006.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(Amounts in thousands)	2004	2003	Change	2004	2003	Change
Revenues
Products
Spares	$1,043	$983	$60	$1,489	$2,072	$(583)
Contracts	177	594	(417)	4,697	1,736	2,961

Total Products	1,220	1,577	(357)	6,186	3,808	2,378

Services
Software Support	44	76	(32)	78	160	(82)

Total Services	44	76	(32)	78	160	(82)

	$1,264	$1,653	$(389)	$6,264	$3,968	$2,296

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

During the three-month period ended October 31, 2004, spares revenue of $1.0 million was comprised of multiple orders from various customers, while spares revenue for the same period in 2003 was principally derived from one large order amounting to $887,000. For the six-month period ended October 31, 2004, spares revenue of $1.5 million was attributable to multiple orders from various customers. For the same period in 2003, one single domestic customer accounted for a significant portion of total spares revenue.

During the three-month period ended October 31, 2004, there was no significant revenue recognized from any individual contract. For the same period in 2003, contract revenue of $594,000 was recognized primarily from two customers. For the six months ended October 31, 2004, contract revenue of $4.7 million included two large contracts, while contract revenue of $1.7 million for the comparable period in 2003 was attributable to four contracts.

Software support revenue remained relatively insignificant for the periods ended October 31, 2004 and 2003.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Related party revenue of $410,000 accounted for 32% of total revenue in the three-month period ended October 31, 2004, compared to $518,000 or 31% of total revenue for the same period in 2003. For the six-month period ended October 31, 2004, related party revenue of $5.2 million accounted for 83% of total revenue. For the comparable period in 2003, $871,000 or 22% of total revenue was derived from related customers.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
(Amounts in thousands)	2004		2003		2004		2003
Revenues:
Products	$1,220	97%	$1,577	95%	$6,186	99%	$3,808	96%
Services	44	3%	76	5%	78	1%	160	4%

Total revenues	1,264	100%	1,653	100%	6,264	100%	3,968	100%

Cost of sales:
Products	1,223	97%	1,128	68%	4,276	68%	2,613	66%
Services	20	1%	41	3%	23	1%	83	2%

Total costs of sales	1,243	98%	1,169	71%	4,299	69%	2,696	68%

Gross Profit:
Products	(3)	0%	449	27%	1,910	30%	1,195	30%
Services	24	2%	35	2%	55	1%	77	2%

Total gross profit	$21	2%	$484	29%	$1,965	31%	$1,272	32%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.

The lower gross margin in the quarter ended October 31, 2004 was attributable to decreased business activities which resulted in higher unabsorbed production overhead expenses. In addition, during the three-month period ended October 31, 2004, we experienced modifications in customer requirements in one of the contracts which increased the scope of work and resulted in reduced margins in contract sales. The lower margins in spares sales further reduced our gross product margins.

During the six months ended October 31, 2004, we experienced a slight decline in the overall gross margins. Contract sales during the six months ended October 31, 2004 generated significantly higher margins of 38% compared to 23% in 2003. However, the higher margins achieved in contract sales were offset by lower margins in spares sales in the six-month period ended October 31, 2004.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Research and Development Expenses (“R&D”): R&D expenses for the three months ended October 31, 2004 were $453,000 compared to $507,000 for the comparable three-month period in 2003. We attribute the decrease of $54,000 or 11% to reduced labor costs and material spending due to the near-completion phase of product development work on a project that applies our technology in other markets.

For the six months ended October 31, 2004, R&D spending was $139,000 or 14% lower than the comparable period of 2003. The decrease in R&D spending was primarily attributable to reduced labor costs and material spending due to the near-completion phase of product development work on a project that applies our technology in other markets.

Selling, General and Administrative (“SG&A”): SG&A expenses of $745,000 for the three-month period ended October 31, 2004 were $324,000 or 30% lower than SG&A expenses reported in same period in 2003. The significant decrease was driven by enhanced cost reduction initiatives, coupled with lower marketing expenditures and professional service fees during the quarter.

For the six months ended October 31, 2004, SG&A expenses were $546,000 or 25% lower than that of the same period in 2003. Effective cost saving measures along with lower marketing expenditures and professional service fees contributed to the significant reduction in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at October 31, 2004 was $5.1 million. Included in current assets is $4.3 in accounts receivable of which $3.6 million was due from a single customer. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. The customer has made all of the required installment payments through December 14, 2004 and management believes the customer will make the remaining payments. Nonpayment of the remaining amounts owed could have a significant negative impact on our cash flow and financial position, and our results of operations.

Contract backlog at October 31, 2004 was $6.8 million. We anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2005. Sources of cash through October 31, 2005 are expected to come from scheduled installment payments of $3.6 million as discussed in the previous paragraph. In addition, we also expect to derive our sources of cash from contract sales, spares revenue and contract backlog. Uses of cash will be for normal operating expenses and costs associated with contract execution.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. While we anticipate that our cash flows from operations and available cash will be sufficient to enable us to meet our liquidity needs through October 31, 2005, we cannot assure that this will be the case. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
(Amounts in thousands)	2004	2003	(Decrease)
Condensed cash flow comparative:
Operating activities	$(67)	$1,191	$(1,258)
Investing activities	(17)	(46)	29
Financing activities	(476)	(1,500)	1,024
Effect of exchange rate	(22)	(29)	7

Net decrease in cash and cash equivalents	$(582)	$(384)	$(198)

Cash Flow Analysis – Six-Month Period Ended October 31, 2004:

Operating activities

During the first six months of fiscal year 2005, we used $67,000 in operating activities.

Net loss of $487,000 was adjusted by $278,000 of noncash charges including depreciation and amortization, loss on disposal of equipment and warranty reserve expense to arrive at net cash flow used in operating activities.

Decreases in accounts receivable and inventory provided $1.2 million and $547,000 of cash, respectively. Increases in accrued payroll and related taxes, warranty reserves, and an increase in the liability to our Parent company provided $79,000 of cash.

Decreases in accounts payable and billings in excess of costs and earnings on uncompleted contracts used $382,000 and $1.1 million of cash, respectively. Reductions in other liabilities decreased our cash by $208,000.

Financing and investing activities

We invested $17,000 in computer and office equipment during the six months ended October 31, 2004. In addition, payment of short-term note payable reduced our cash position by $476,000.

Cash Flow Analysis – Six-Month Period Ended October 31, 2003:

Operating Activities

For the first six months of fiscal year 2003, net cash provided by operating activities was $1.2 million.

Net loss of $1.9 million was adjusted by $234,000 of noncash charges including depreciation and amortization, amortization of loan origination fee and warranty reserve expense to arrive at net cash flow from operating activities.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

The primary source of cash was $4.2 million from a decrease in the accounts receivable balances, of which $4.1 million was payment received from one customer. Decreases in inventory contributed $498,000. Other sources of cash included an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1.0 million. Increases in accrued payroll and related taxes, and an increase in the liability to our Parent company provided $97,000.

A decrease in accounts payable used $2.5 million of cash. Increases in other assets and decreases in warranty reserves and other liabilities contributed to the remaining uses of cash of $425,000.

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

The most significant impact on cash for the period was the payment of an advance on the Company’s line of credit. Payment during the six-month period ended October 31, 2003 was $1.5 million. At October 31, 2003, there was no amount drawn on the line of credit.

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

We recorded foreign currency translation losses of $34,000 and $24,000 for the three-month periods ended October 31, 2004 and 2003, respectively. For the six-month periods ended October 31, 2004 and 2003, we incurred foreign currency translation losses of $22,000 and $29,000, respectively. The foreign currency translation losses were accounted for as increases in the other accumulated loss component of shareholders’ equity.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information

ITEM 3. CONTROLS AND PROCEDURES

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

As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes In Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the six months ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information

Part II            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was not a party to any litigation proceedings as of December 14, 2004.

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

Date: December 14, 2004