Form 10QSB
period 2005-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2005-03-15
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

As of March 15, 2005, 12,943,000 shares of common stock were outstanding.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

EXHIBIT 31

EXHIBIT 32

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

January 31,
2005
ASSETS
Current assets:
Cash and cash equivalents	$1,358
Accounts receivable	3,427
Inventories	2,756
Other current assets	93

Total current assets	7,634
Equipment, furniture and fixtures, net	311
Other noncurrent assets	100

Total assets	$8,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405
Short-term note payable	162
Billings in excess of costs and estimated earnings on uncompleted contracts	978
Accrued payroll and related taxes	496
Warranty reserves	374
Payable to Parent	179
Other current liabilities	334

Total current liabilities	2,928

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(50,979)
Other accumulated comprehensive loss – cumulative foreign currency translation loss	(254)

Total shareholders’ equity	5,117

Total liabilities and shareholders’ equity	$8,045

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues:

Sales of products	$1,978	$3,142	$8,164	$6,950
Services	139	35	217	194

	2,117	3,177	8,381	7,144

Cost of revenues:

Cost of product sales	1,332	1,474	5,608	4,087
Cost of services	48	10	71	93

	1,380	1,484	5,679	4,180

Gross profit	737	1,693	2,702	2,964

Research and development expenses	356	457	1,229	1,469
Selling, general and administrative expenses	756	872	2,354	2,964

Income (loss) from operations	(375)	364	(881)	(1,469)

Other income (expense):
Interest income (expense), net	7	(49)	13	(107)
Other	16	21	29	36

Net income (loss)	$(352)	$336	$(839)	$(1,540)

Net income (loss) per share:
Basic and diluted	$(0.03)	$0.03	$(0.06)	$(0.12)

Shares used in computation of net income (loss) per share:
Basic and diluted	12,943	12,943	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(839)	$(1,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152	197
Amortization of loan fees	—	101
Loss on disposal of equipment	41	—
Warranty reserve expense	189	51
Changes in operating assets and liabilities:
Accounts receivable	2,080	5,018
Inventories	550	(476)
Other assets	36	(80)
Accounts payable	(689)	(2,692)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,297)	951
Accrued payroll and related taxes	(54)	(67)
Warranty reserves	41	(110)
Payable to Parent	53	67
Other liabilities	(180)	(97)

Net cash provided by operating activities	83	1,323

Cash flows from investing activities - additions to equipment	(17)	(57)

Cash flows from financing activities:
Payment of line of credit loans	—	(1,500)
Payment of short-term note payable	(763)	—

Net cash used in financing activities	(763)	(1,500)

Effect of exchange rate changes on cash	(42)	(56)

Decrease in cash and cash equivalents	(739)	(290)
Cash and cash equivalents at beginning of period	2,097	1,595

Cash and cash equivalents at end of period	$1,358	$1,305

Supplemental cash flow information:
Cash paid for interest	$—	$10
Cash paid for income taxes	$6	$6

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Actual results could differ from those estimates. Estimates may affect the reported amounts of assets and liabilities and revenue and expenses, and the disclosure of contingent assets and liabilities.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

For software contracts involving significant development efforts that extend over long periods of time and fulfill the criteria as set out in SOP 81-1, the related revenues are recognized by using the percentage-of-completion method.

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

We did not have any facility management agreements as of January 31, 2005 or during fiscal 2005 and 2004, although we have had them at certain times in previous fiscal years.

Allowance for Doubtful Accounts

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

We determine our allowance for doubtful accounts by considering a number of factors:

1.	Length of time trade accounts receivable are past due;

2.	Our previous loss history;

3.	The customer’s current ability to pay its obligation;

4.	Known specific issues or disputes which exist as of the balance sheet date; and

5.	The condition of the general economy and the industry as a whole.

Based on its evaluation as of January 31, 2005, the Company did not record an allowance.

We write off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

( Amounts in thousands )
Balance at beginning of period, May 1, 2004	$334
Additional reserves	189
Charges incurred	(149)

Balance at end of period, January 31, 2005	$374

Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right of return, except for defective products. Estimated reserves for warranty obligations are accrued as follows:

1.	Contracts - Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware -The warranty phase for terminals or terminal kits commences upon shipment and can extend from 90 days to nine months depending on the contract terms.

b.	Software - The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.

2.	Spares - Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

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

Reclassifications

Certain amounts in the accompanying 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentations.

Related Party Transactions

During the three-month periods ended January 31, 2005 and 2004, revenues from all related party agreements for terminals, spare parts and services totaled $710,000 and $1.3 million, respectively. Revenues from related parties during the nine-month periods ended January 31, 2005 and 2004 were $5.9 million and $2.2 million, respectively. At January 31, 2005, accounts receivable included $302,000 from these customers. Descriptions of the transactions with the Company’s related parties for the three and nine-month periods ended January 31, 2005 and 2004 are presented below.

Berjaya Lottery Management (H.K.) Ltd .

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.4% of ILTS’s outstanding voting stock. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Over time the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

As of January 31, 2005 and for the three-month and nine-month periods ended January 31, 2005 and 2004:

•	There were no related party sales to BLM;

•	There were no accounts receivable balances from BLM;

•	During the three-month and nine-month periods ended January 31, 2005, the sale of BLM inventory to unrelated third parties resulted in increases of $23,000 and $53,000 in the liability to BLM, respectively. During the three-month and nine-month periods ended January 31, 2004, the sale of BLM inventory to unrelated third parties resulted in increases of $9,000 and $67,000 in the liability to BLM, respectively; and

•	Liabilities to BLM, recorded as “Payable to Parent” in the accompanying condensed consolidated balance sheet were $179,000 as of January 31, 2005.

Philippine Gaming Management Corporation

In addition to supplying terminals to Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, we provide terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

•	During the three-month and nine-month periods ended January 31, 2005, we recognized revenue of $234,000 and $644,000, respectively. For the same periods in 2004, we recognized revenue of $124,000 and $950,000, respectively;

•	Accounts receivable from PGMC totaled $133,000 at January 31, 2005; and

•	There were no costs and earnings in excess of billings for contracts with PGMC at January 31, 2005.

Sports Toto Malaysia

In February 2004, the Company received a terminal order with a value of $3.9 million from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the terminals was completed in the three-month period ended July 31, 2004.

In November 2000, STM executed an agreement to purchase an online lottery system and services for $8.1 million from ILTS. In November 2003, additional functionalities valued at $400,000 were added to the original contract which increased the total contract value to $8.5 million.

In addition to supplying terminals and software products to STM, we provide terminal spare parts and software support services to STM.

The financial activities and balances related to transactions with STM were as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

•	During the three-month and nine-month periods ended January 31, 2005, revenues of $251,000 and $5.0 million were recognized, respectively. For the same periods in 2004, we recognized revenues of $1.2 million;

•	Accounts receivable from STM totaled $16,000 at January 31, 2005; and

•	Billings in excess of costs and earnings relating to the abovementioned contract amounted to $128,000 at January 31, 2005.

Natural Avenue

During the three-month period ended January 31, 2005, the Company received from Natural Avenue, a related party from Malaysia and an affiliate of BLM, orders for lottery terminals and various software enhancements with a total value of $430,000. In addition, the Company provided software support services to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:

•	During the three-month and nine-month periods ended January 31, 2005, revenues of $225,000 and $266,000 were recognized, respectively. For the same periods in 2004, we recognized revenues of $14,000 and $46,000, respectively;

•	Advance billings on software enhancements orders amounted to $65,000; and

•	Accounts receivable totaled $153,000 at January 31, 2005.

Comprehensive Income (Loss)

The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Amounts in thousands)	2005	2004	2005	2004
Net income (loss)	$(352)	$336	$(839)	$(1,540)
Foreign currency translation adjustment	(20)	(27)	(42)	(56)

Comprehensive income (loss)	$(372)	$309	$(881)	$(1,596)

Inventories

Inventories are valued at the lower of actual cost or the current estimated market values. We periodically review inventory quantities on hand and record a provision for excess and obsolete inventories based on the following factors:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.

Inventories consisted of the following:

January 31,
(Amounts in thousands)	2005
Raw materials and subassemblies	$2,320
Work-in-process	436

$2,756

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. Because no options were granted to employees in the nine-month periods ended January 31, 2005 and 2004, the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net income (loss) in the three and nine-month periods ended January 31, 2005 and 2004, respectively, and pro forma net income (loss) for such periods assuming compensation cost had been determined based on the fair value at the grant date for all awards and amortized over the vesting period consistent with the provisions of SFAS 123. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fourth quarter of fiscal 2006.

Major Customers

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenue:
From unrelated customers	Three customers accounted for 59% of total revenue	One customer accounted for 46% of total revenue	Three customers accounted for 22% of total revenue	Two customers accounted for 61% of total revenue

From related customers	Three customers represented 34% of total revenue	One customer represented 37% of total revenue	Three customers represented 70% of total revenue	Two customers represented 31% of total revenue

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

As of January 31, 2005, the balance receivable from one unrelated, international customer totaled $2.6 million which represented 76% of total accounts receivable and 32% of total assets. The balance receivable, which is unsecured, arose primarily from terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. The Company received scheduled installment payments totaling $3.0 million during the period from May 1, 2004 to February 25, 2005. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.

Additionally, the Company had approximately $2.0 million in kit inventory related to orders from this customer as of January 31, 2005 which it will not ship to the customer until it receives substantially all of the payments due and which it could sell to other customers.

Stock Options

During the three and nine months ended January 31, 2005, 20,000 options with a weighted average exercise price of $9.00 per share and 53,000 options with a weighted average exercise price of $6.13 per share were cancelled, respectively. During the three and nine months ended January 31, 2004, 53,000 options with a weighted average exercise price of $13.01 per share and 79,000 options with a weighted average exercise price of $9.01 per share were cancelled, respectively. No options were granted during the nine months ended January 31, 2005 and 2004. Options to purchase 440,000 and 519,000 shares of common stock were outstanding at January 31, 2005 and 2004, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.

At January 31, 2005 and 2004, the effects of the assumed exercise of options to purchase 440,000 and 519,000 shares of the Company’s common stock, at prices ranging from $0.63 to $47.25 per share, were not included in the computation of diluted net income (loss) per share because they were anti-dilutive for that purpose.

Litigation

The Company was not a party to any litigation proceedings as of March 15, 2005.

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

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2005	2004	Change	2005	2004	Change
Products
Spares	$665	$1,887	$(1,222)	$2,154	$3,958	$(1,804)
Contracts	1,313	1,255	58	6,010	2,992	3,018

Total Products	1,978	3,142	(1,164)	8,164	6,950	1,214

Services
SoftwareSupport	139	35	104	217	194	23

Total Services	139	35	104	217	194	23

	$2,117	$3,177	$(1,060)	$8,381	$7,144	$1,237

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

During the three-month period ended January 31, 2005, spares revenue of $665,000 consisted of multiple orders from various customers, while spares revenue of $1.9 million for the same period in 2004 was principally derived from one large order amounting to $1.5 million. For the nine-month period ended January 31, 2005, spares revenue of $2.2 million was attributable to multiple orders from various customers. For the same period in 2004, one single domestic customer accounted for $3.1 million of total spares revenue of $4.0 million.

During the three-month period ended January 31, 2005, we recognized $1.3 million of contract revenue primarily from three customers. For the same period in 2004, we recognized $1.3 million of contract revenue primarily from three customers. Contract revenues for the nine months ended January 31, 2005 was $6.0 million, compared to $3.0 million for the corresponding period in 2004. Of the $6.0 million of contract revenue in 2005, $3.9 million was derived from the sale of lottery terminals to one customer.

Software support revenue remained relatively insignificant for the three and nine-month periods ended January 31, 2005 and 2004.

Related party revenue of $710,000 accounted for 34% of total revenue in the three-month period ended January 31, 2005, compared to $1.3 million or 41% of total revenue for the corresponding period in 2004. For the nine-month period ended January 31, 2005, related party revenue of $5.9 million accounted for 70% of total revenue. For the comparable period in 2004, we derived $2.2 million or 31% of total revenue from related customers.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2005		2004		2005		2004
Revenues:

Products	$1,978	93%	$3,142	99%	$8,164	97%	$6,950	97%
Services	139	7%	35	1%	217	3%	194	3%

Total revenues	2,117	100%	3,177	100%	8,381	100%	7,144	100%

Cost of sales:

Products	1,332	63%	1,474	46%	5,608	67%	4,087	57%
Services	48	2%	10	1%	71	1%	93	2%

Total costs of sales	1,380	65%	1,484	47%	5,679	68%	4,180	59%

Gross Profit:

Products	646	30%	1,668	53%	2,556	30%	2,863	40%
Services	91	5%	25	0%	146	2%	101	1%

Total gross profit	$737	35%	$1,693	53%	$2,702	32%	$2,964	41%

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.

Overall gross profit margins was 35% for the three months ended January 31, 2005, compared to 53% for the corresponding period of fiscal 2004. The decrease was largely due to reduced business activities which resulted in higher unabsorbed production overhead expenses. In addition, during the three months ended January 31, 2005, we incurred additional contract warranty costs and experienced a slight decrease in spares profit margins.

During the nine months ended January 31, 2005, we experienced a decline of 9% in the overall gross margins, compared to the corresponding period of fiscal 2004. Spares sales during the nine months ended January 31, 2004 generated significantly higher margins compared to those of 2005. However, the higher margins achieved in spares sales during the nine months ended January 31, 2004 were partially offset by lower contract profit margins.

Research and Development Expenses (“R&D”): R&D expenses for the three months ended January 31, 2005 were $356,000 compared to $457,000 for the comparable period of fiscal 2004. We attribute the decrease of $101,000 or 22% to reduced labor costs and material spending on a project that applies our technology in other markets.

For the nine months ended January 31, 2005, R&D spending was $240,000 or 16% lower than the comparable period of fiscal 2004. The decrease in R&D spending was principally attributable to reduced labor costs and material spending on a project that applies our technology in other markets.

We anticipate that R&D expenses will increase as a result of additional material spending, increased testing and certification expenses.

Selling, General and Administrative (“SG&A”): SG&A expenses of $756,000 for the three months ended January 31, 2005 were $116,000 or 13% lower than SG&A expenses reported in the comparable period in 2004. We attribute the significant decrease to a combination of factors including improved cost reduction initiatives, lower marketing expenditures resulting from fewer bidding opportunities and lower professional fees.

For the nine months ended January 31, 2005, SG&A expenses were $610,000 or 21% lower than that of the same period in 2004. Effective cost saving measures along with lower marketing expenditures resulted from fewer bidding opportunities and lower professional fees contributed to the significant reduction in SG&A expenses.

interest expense, net: For the three and nine-month periods ended January 31, 2004, we had net interest expense compared to net interest income in the corresponding periods in fiscal 2005, principally due to the amortized loan origination costs associated with the line of credit facility we had used in fiscal 2004.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at January 31, 2005 was $4.7 million. Included in current assets is $3.4 million in accounts receivable of which $2.6 million was due from a single customer. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. The customer has remitted scheduled installment payments totaling $3.0 million during the period from May 1, 2004 to February 25, 2005. Management believes the customer will make the remaining payments which are scheduled through June 2005. Nonpayment of the remaining amounts owed could have a significant negative impact on our cash flow and financial position, and our results of operations.

Contract backlog at January 31, 2005 was $5.7 million. Of this amount, $3.2 million is related to a contract with the customer discussed in the previous paragraph. We will deliver the terminal kits upon receiving substantially all of the scheduled payments. The remaining $2.5 million of backlog is expected to be delivered within six months. We anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2006. Sources of cash through January 31, 2006 are expected to come from scheduled installment payments of $2.6 million as discussed in the previous paragraph. In addition, we expect to derive our sources of cash from contract sales, spares revenue and contract backlog. Uses of cash will be for normal operating expenses and costs associated with contract execution.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. While we anticipate that our cash flows from operations and available cash will be sufficient to enable us to meet our liquidity needs through January 31, 2006, we cannot assure that this will be the case. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Nine Months Ended
	January 31,	January 31,	Increase
(Amounts in thousands)	2005	2004	(Decrease)
Condensed cash flow comparative:
Operating activities	$83	$1,323	$(1,240)
Investing activities	(17)	(57)	40
Financing activities	(763)	(1,500)	737
Effect of exchange rate	(42)	(56)	14

Net decrease in cash and cash equivalents	$(739)	$(290)	$(449)

Cash Flow Analysis – Nine-Month Period Ended January 31, 2005:

Operating activities

During the first nine months of fiscal year 2005, net cash provided by operating activities was

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

$83,000.

Net loss of $839,000 was adjusted by $382,000 of noncash charges including depreciation and amortization, loss on disposal of equipment and warranty reserve expense to arrive at net cash flow provided by operating activities.

Net cash provided by operating activities also reflected positive effects of decreases in accounts receivable and inventories of $2.1 million and $550,000, respectively. A decrease in other assets and increases in warranty reserves and the liability to our Parent company had a $130,000 positive effect on net cash provided by operating activities.

Decreases in accounts payable and billings in excess of costs and earnings on uncompleted contracts had a $689,000 and $1.3 million negative effect on net cash provided by operating activities, respectively. Decreases in accrued payroll and related taxes and other liabilities had a $234,000 negative effect on net cash provided by operating activities.

Financing and investing activities

We invested $17,000 in computer and office equipment during the nine months ended January 31, 2005. In addition, payment of short-term note payable reduced our cash position by $763,000.

Cash Flow Analysis – Nine-Month Period Ended January 31, 2004:
Operating activities

For the first nine months of fiscal year 2004, net cash provided by operating activities was $1.3 million.

Net loss of $1.5 million was adjusted by $349,000 of noncash charges including depreciation and amortization, amortization of loan origination fee and warranty reserve expense to arrive at net cash flow provided by operating activities.

Net cash provided by operating activities also reflected a positive effect of a decrease in accounts receivable of $5.0 million. Increases in billings in excess of costs and estimated earnings on uncompleted contracts and the liability to our Parent company had $951,000 and $67,000 positive effects on net cash provided by operating activities, respectively.

A decrease of $2.7 million in accounts payable and an increase of $476,000 in inventories had negative effects on net cash provided by operating activities. In addition, an increase in other assets coupled with decreases in accrued payroll and related taxes, warranty reserves and other liabilities had a combined $354,000 negative effect on net cash provided by operating activites.

Financing and investing activities

On April 3, 2003, a major financial institution extended a $5.5 million line of credit to us to be used for a specific project. This transaction specific working capital line was 90% guaranteed by the United States Export-Import Bank. The line provided for advances of 90% on accounts

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

receivable collateralized by letters of credit in hand from the customer or 65% of inventory backed by a letter of credit. Borrowings under the line bore interest at the prime rate plus 1/2%. We had granted a security interest in rights to collections and inventory as collateral.

The most significant impact on cash for the period was the payment of an advance on the Company’s line of credit. Payment during the nine-month period ended January 31, 2004 was $1.5 million. At January 31, 2004, there was no amount drawn on the line of credit.

On January 29, 2004, prior to the expiration date, we terminated the line of credit, because it was no longer required.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for us for the first interim or annual reporting period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its fourth quarter of fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by FAS 123R; the modified-prospective transition method, and the modified-retrospective transition method.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

We are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar, the Australian dollar and the British pound. Due to the insignificant level of operating activities in our foreign subsidiaries, we do not consider our existing foreign currency translation exposure to be material.

The balance sheets of our international subsidiaries are translated into U.S. dollars and consolidated with our balance sheet at period end exchange rates, while revenues and expenses are

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

Due to the weakening of the U.S. dollar, we recorded foreign currency translation losses of $20,000 and $27,000 for the three-month periods ended January 31, 2005 and 2004, respectively. For the nine-month periods ended January 31, 2005 and 2004, we incurred foreign currency translation losses of $42,000 and $56,000, respectively. The foreign currency translation losses were accounted for as increases in the other accumulated loss component of shareholders’ equity.

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

As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of design and operation of our disclosure controls and procedures as of January 31, 2005. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes In Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the nine months ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes – Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the requirements of Section 404 for the fiscal year ending April 30, 2007. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through April 30, 2007, we will continue to review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information

Part II            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was not a party to any litigation proceedings as of March 15, 2005.

ITEM 5. OTHER INFORMATION

     There was no other information.

ITEM 6. EXHIBITS

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

Date: March 15, 2005