Form 10KSB
period 2005-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2005-07-29
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-10294
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	95-3276269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2131 Faraday Avenue Carlsbad, California (Address of principal executive offices)	92008-7205 (Zip Code)
Registrant’s telephone number, including area code (760) 931-4000
Registrant’s home page http://www.ilts.com
Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)
Common Shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☑  No  ☐
Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 29, 2005 was approximately $1,332,611. Revenues for the year ended April 30, 2005 were $9,665,506.

Number of common shares outstanding at July 29, 2005 was 12,943,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for 2005 Annual Meeting of Stockholders: Part III
Transitional Small Business Disclosure Format           Yes  ☐  No  ☑
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
ORGANIZATIONAL HISTORY
ILTS is a leading supplier of computerized wagering systems for the online lottery and pari-mutuel racing industries.

Our company was founded in 1978 and completed an initial public offering in 1981. Our operations and corporate headquarters are located in Southern California. We also have sales operations in Australia and Europe.
BUSINESS OVERVIEW
We design, manufacture, sell, manage, support, and service computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide. Although we are not presently doing so, we have also successfully demonstrated the capability to provide full facilities management services to customer organizations authorized to conduct online lotteries.
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
The DataTrak online gaming system controls the overall lottery operation. Although to date it has been sold only in conjunction with our terminals, DataTrak can also be sold as a stand-alone system that will interface to third-party terminals. Likewise, the terminals can be, and have been, sold separately to interface to a third-party lottery/tote central system.
The point-of-sale, proprietary components of our systems are the Datamark and Intelimark families of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. Our newest terminal models use the latest touch screen and scanner technology. We sell the terminals separately or as part of a turnkey wagering application system, or, we will modify a terminal’s features or configurations and central system software to meet specific customer requirements.
Using commercially available hardware and software, we design the communication network to interface the DataTrak central system with the wagering terminals to best fit each customer’s specific application.
Our technology can be modified for use in secure transaction-processing applications outside the gaming industry. Previously, we provided a toll-road ticketing system utilizing automated ticket printers and readers. Recently we have developed a system for application in the voting industry.
PRODUCTS AND SERVICES
Wagering Application Software
The principal component of our wagering system is the DataTrak central system software. DataTrak controls the operation of the entire system. It performs the following functions:
•	Maintains communication with each point-of-sale terminal;

•	Ensures complete security;

•	Logs all activity and wagers;

•	Populates a commercially available database in real time with high level security;

•	Identifies the set of winning tickets using the lottery game draw results;

•	Calculates prize pool amounts;

•	Allows the use of other third party software products to analyze and compile management data; and

•	Provides mission critical fault tolerance.
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
In recent years, we have expanded the capability of the DataTrak system to address newly emerging sales channels of our customers. These alternative sales channels have come about through the emergence of the internet and mobile applications. The expanded capability is included in our product offering called “DataTrak Anywhere.” This product allows the use of any or all of the following: Interactive Voice Recognition (“IVR”), Short Messaging Services (“SMS”), Wireless Application Protocol (“WAP”), and the internet to interface to the DataTrak system. These methods can be used to place wagers in a number of ways, depending on the availability of each method in a specific locale through:
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
Datamark
We have developed many models of Datamark terminals throughout our company’s history. The current version is the Datamark XClaim terminal, introduced as a low-cost terminal. Its optical mark reader and thermal printer require little or no adjustments or maintenance. It is economically priced and extremely easy to use with features that increase operator efficiency and reduce transaction time. The XClaim can be programmed to meet the specific operating requirements of each individual customer. A keyboard is provided for operator input and a LCD displays the wagering details.
Intelimark
There are two terminals in the Intelimark family:
•	The Intelimark was introduced in 1999 and incorporates commercially available hardware and software from strategic partners. The Intelimark was designed in concert with Seiko-Epson Corporation, one of the leading providers of point-of-sale terminals in the world. We are a VAR of point-of-sale terminal equipment manufactured by Epson America, Inc. The Intelimark incorporates a proprietary optical mark reader, and has the option of using a full-color touch screen or traditional keyboard to enter data.

•	The Intelimark FLX, introduced in 2003, is a modular version of the advanced Intelimark touch screen lottery terminal, packaged to offer maximum flexibility for retailer convenience. All components that make up the complete terminal are freestanding modules that can be arranged to meet the unique physical requirements of each retailer location. Driven by the market demand for enhanced ticket reading capability, the Intelimark FLX is equipped with a high-speed contact image scanner that will accept up to A4 size slips and is capable of character recognition and signature capture. Its modular design, open architecture and PC-based technology provide a flexible platform that can quickly and economically respond to the dynamic needs of both players and retailers.
Passport II
We offer a completely portable, battery-powered terminal called the Passport II for mobile applications. This terminal can be equipped with mobile wireless modems to enable true online selling in remote areas or temporary venues where a full-featured terminal is not practical.
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
In addition, we offer software modifications and enhancements to satisfy specific customer requirements.
PRODUCT MARKETS
Revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with foreign customers. As of April 30, 2005, our equipment has been delivered and installed in Australia, Belgium, Brazil, China, Denmark, the Dominican Republic, England, Finland, France, Hong Kong, India, Macau, Malaysia, the Netherlands, Norway, Papua New Guinea, the Philippines, Singapore, Swaziland, Sweden, the Ukraine, and the United States.
COMPETITIVE BUSINESS CONDITIONS
We compete primarily in the online lottery and horse racing industries by providing high-quality wagering systems and terminals that are reliable, secure and fast. In addition, we believe that we offer our customers greater flexibility in design and custom options than do our competitors. The market for online lottery system contracts is highly competitive. In general, our competitors have significantly greater resources than we do. Although our sales in the United States have been insignificant, we believe that our company has been a substantial factor in the international marketplace.
Our principal competition for full lottery systems are:
•	GTech Holdings Corporation (a U.S. company);

•	Scientific Games (a U.S. company);

•	IntraLot (a Greek company);

•	Essnet (a Swedish company).
For terminal sales only, we have numerous competitors in selected markets. In addition to the foregoing, some of our larger competitors include:

•	Wincor-Nixdorf (a German company);

•	KEBA, GesmbH & Co. (an Austrian company);

•	Sagem (a French company); and

•	Olivetti Tecnost (an Italian company).
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
For the fiscal year ended April 30, 2005, ten vendors accounted for approximately 90% of our raw material purchases. For the year ended April 30, 2004, three vendors accounted for approximately 61% of our raw material purchases.
DEPENDENCE UPON A FEW CUSTOMERS
Our business to date has been dependent on major contracts from a specific pool of lottery operators. Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.
For the year ended April 30, 2005, two unrelated customers accounted for 25% of total revenue, while two related customers accounted for 60% of total revenue. For the year ended April 30, 2004, two unrelated customers accounted for 44% of total revenue, while two related customers provided 48% of total revenue.
PATENTS, TRADEMARKS AND LICENSES
We have two U.S. patents issued on our products. We believe that our technical expertise, trade secrets and the creative skills of our personnel are of substantially greater importance to our company’s success than the benefits of patent protection. We typically require customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning our products to sign nondisclosure agreements. We rely on such agreements, other security measures, and trade-secret law to protect our proprietary information.
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
RESEARCH AND DEVELOPMENT
We are dedicated to ongoing research and development (“R&D”) to take advantage of new technologies, stay competitive in our market; and explore new markets where our core competency can be applied.
For our lottery customers, recent hardware research and development has focused on bringing to production our latest terminal product called the Intelimark FLX. This product consists of commercially-available modules that can be configured in several ways to meet a variety of specific customer requirements. The FLX incorporates a wide range of options, including touch screen, flat-panel technology, contact image scanning technology, and high-powered processing capability.
Lottery customers are also benefiting from our continued R&D efforts in the use of wireless terminal technologies using LAN/WAN equipment and cellular devices. These technologies: Short Messaging Service (“SMS”), Wireless Application Protocol (“WAP”), and Interactive Voice Response (“IVR”) allow bettors to place bets from any location, rather than at traditional point-of-sale agencies. This research and development effort has allowed us to implement these technologies into our current product known as Datatrak Anywhere.
In addition, we have continued to devote significant resources to developing several hardware and software voting solutions. These efforts leverage our extensive experience to develop secure, mission-critical solutions that:
•	Are simple to set up;

•	Are easy to use;

•	Require minimal voter education; and

•	Can tally results in real time.
We now have a hardware and software solution that reads and captures ballot data to replace controversial punch-card systems in any voting environment. We have expanded our software base with additional modules so customers can run elections without other software dependencies.
In general, we continue to examine other technologies based upon new industry developments, which will increase our customers’ market share. For example, we have invested resources to expand specific applications to run on the Linux operating system. These Linux based applications are targeted at products used in both wagering and voting markets.
ENVIRONMENT EFFECTS
There are no significant capital expenditures required to comply with laws relating to the protection of the environment.
EMPLOYEES
As of April 30, 2005, we had 57 employees worldwide on a full-time equivalent basis. We have no employees that are members of labor unions. We believe our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY
Our headquarter facilities in Carlsbad, California consist of approximately 24,791 square feet of leased office, warehouse and manufacturing space. The lease on this facility expires in the year 2006.
ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any litigation proceedings as of April 30, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2005, there were 12,943,000 common shares outstanding and approximately 1,100 shareholders of record. Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.4% of the total outstanding shares while ILTS’s management owned 1%.
Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM are affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for July 29, 2005, of $.36 per share.

	Market Price of ILTS
	Common Stock
	High	Low
Fiscal Year Ended April 30, 2005

First Quarter	$0.44	$0.18
Second Quarter	0.50	0.20
Third Quarter	0.41	0.21
Fourth Quarter	0.40	0.22

Fiscal Year Ended April 30, 2004

First Quarter	0.51	0.37
Second Quarter	0.79	0.40
Third Quarter	0.68	0.40
Fourth Quarter	0.51	0.30

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
Revenue Recognition
We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. The revenue for the sale of terminals or terminal kits sold as a single element and for the sale of spares (replacement parts for hardware) is recognized upon shipment in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition.” We meet the following four criteria for revenue recognition outlined in SAB Topic 13:
1.	There is sufficient evidence to support that sales arrangements exist;

2.	The price to the buyer is fixed through signed contracts or purchase orders;

3.	Shipping documents illustrate that delivery of hardware with preinstalled software has occurred; and

4.	Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.
Revenue from software sold as a single element is recognized using the percentage-of-completion or completed contract method depending on the complexity of modifications, if any. Revenues for software support agreements and facility management contracts are recognized according to SAB Topic 13.
The majority of our revenue is generated from the sale of multiple element contracts that include terminals, the central system and software modifications. We do not segment these contracts, and revenue is recognized under the percentage-of-completion method in accordance with SOP No. 97-2 “Software Revenue Recognition.” If an arrangement to deliver software or a software system, either alone or together with other products or services, requires significant production, modification, or customization of software, the entire arrangement is accounted for in conformity with No. SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” as identified in SOP 97-2 paragraph 7.
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
Allowance for Doubtful Accounts
The estimate for the allowance for doubtful accounts is based upon our company’s historical bad debt experience with individual customers and any known specific issues or disputes that exist as of the balance sheet date.
Valuation of Deferred Tax Assets
We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation as of April 30, 2005 and 2004.
RESULTS OF OPERATIONS
Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,	April 30,
Revenues	2005	2004
Products:
Contracts	$6,917	$5,951
Spares	2,466	4,593

Total Products	9,383	10,544

Services:
Software Support	283	233

Total Services	283	233

	$9,666	$10,777

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
For the year ended April 30, 2005, total revenue decreased 10% in comparison to the prior year, primarily due to reductions in the sale of spare parts.

Revenue from the sale of spare parts decreased 46% from fiscal year 2004 to fiscal year 2005. The significantly high spares revenue in 2004 reflected $3.2 million in shipments to a single domestic customer. Spares revenue consisted of multiple orders from the same base of customers in 2004 and 2005.
During the year ended April 30, 2005, we recognized $6.9 million of contract revenue principally from four customers. Of the $6.9 million of contract revenue in 2005, $3.9 million was derived from the sale of lottery terminals to one customer, and $1.2 million was attributable to the sale of a lottery system to a new customer. For the year ended April 30, 2004, we recognized $6.0 million of contract revenue primarily from three customers. Of the $6.0 million of contract revenue in 2004, $5.5 million was attributable to the sale of lottery terminals to three customers.
Software support revenue remained relatively insignificant for the fiscal years ended April 30, 2005 and 2004.
Related party revenue of $6.2 million accounted for 64% of total revenue for the year ended April 30, 2005, compared to $5.2 million or 48% of total revenue for the year ended April 30, 2004.
Cost of Sales and Gross Profit Analysis

	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2005		2004
Revenues:

Products	$9,383	97%	$10,544	98%
Services	283	3%	233	2%

Products	$9,666	100%	$10,777	100%

Cost of sales:

Products	$6,710	70%	$6,682	62%
Services	106	1%	126	1%

Products	$6,816	71%	$6,808	63%

Gross profit:

Products	$2,673	27%	$3,862	36%
Services	177	2%	107	1%

Products	$2,850	29%	$3,969	37%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between periods are not indicative of trends in gross profit margin.
During the year ended April 30, 2005, we experienced a decline of 8% in the overall gross margins as compared to the prior year 2004. The higher overall gross margins in fiscal year 2004 resulted principally from significantly higher margins achieved on the sales of spare parts.

Other Operating Expenses Analysis

	Years Ended
	April 30, 2005		April 30, 2004
(Amounts in thousands)	$	% of Revenue	$	% of Revenue
Research and Development	$1,549	16%	$1,932	18%

Selling, General and Administrative	3,128	32%	3,739	35%

Other Operating Expenses	$4,677	48%	$5,671	53%

For the year ended April 30, 2005, research and development (“R&D”) spending was $383,000 or 20% lower than the prior year 2004. The decrease in R&D spending was principally attributable to reduced labor costs and materials spending on a project that applies our technology in the voting industry. As development work progresses towards near-completion phase, we anticipate a further decrease in both labor and materials expenditures.
Selling, general and administrative (“SG&A”) expenses of $3.1 million for the year ended April 30, 2005 were $611,000 or 16% lower than SG&A expenses reported in the comparable year 2004. We attribute the significant decrease to a combination of factors including improved cost saving initiatives, lower marketing expenditures resulting from fewer bidding opportunities and lower professional fees. The decrease in SG&A expenses was partially offset by a $148,000 charge to bad debt expense. We anticipate that SG&A expenses will remain constant in fiscal year 2006.
Other Income (Expense)
Other income in both fiscal years 2005 and 2004 primarily consisted of foreign exchange gain. Of the $58,000 in other income in the year ended April 30, 2005, $17,000 was attributable to the recognition of cumulative foreign currency translation gain upon dissolution of the subsidiary in the United Kingdom.
For the year ended April 30, 2005, we had net interest income compared to net interest expense in the fiscal year 2004, principally due to the amortized loan origination costs associated with the line of credit facility we had used in fiscal 2004.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at April 30, 2005 was $2.9 million.
There was $2.1 million of accounts receivable due from a single customer, $1.2 million was included under current accounts receivable, and $893,000 was classified as a long term receivable on the basis of the current payment schedule. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. We received payments totaling approximately $3.2 million during the period from May 1, 2004 to April 30, 2005 which was $1.4 million less than the scheduled installment payments and additional payments of $150,000 from May 1, 2005 through July 29, 2005. Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the scheduled installment payments will resume and the missed payments will be made. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at April 30, 2005 was $4.6 million. Of this amount, $3.2 million is related to a contract with the customer discussed in the previous paragraph. We will only deliver the terminal kits upon receiving substantially all of the scheduled payments. The remaining $1.4 million of backlog is expected to be delivered within six months. We anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2006. Sources of cash through April 2006 are expected to come from at least a portion of the scheduled installment payments of $2.1 million due from the single customer as discussed in the previous paragraph, and from contract sales, spares revenue and contract backlog. Uses of cash will be for normal operating expenses and costs associated with contract execution.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations and available cash will be sufficient to enable us to meet our liquidity needs through April 30, 2006. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

	Years Ended
	April 30,	April 30,	Increase
Condensed cash flow comparative:	2005	2004	(Decrease)
(Amounts in thousands)
Operating activities	$(210)	$1,238	$(1,448)
Investing activities	(34)	(129)	95
Financing activities	(804)	(575)	(229)
Effect of exchange rate	(64)	(32)	(32)

Net increase (decrease) in cash and cash equivalents	$(1,112)	$502	$(1,614)

Cash Flows — Year ended April 30, 2005:
Operating Activities
Net cash used in operating activities was $210,000.
Net loss of $1.8 million was adjusted by $415,000 of noncash charges including depreciation and amortization, warranty reserve expense and loss on disposal of equipment to arrive at net cash flow used in operating activities.
Cash used in operating activities was partially offset by the positive effects of decreases in accounts receivable and inventories of $3.2 million and $750,000, respectively. A $28,000 decrease in other assets and a $65,000 increase in the liability to our Parent company also reflected positive effects to cash used in operating activities.
Cash used in operating activities included a decrease in billings in excess of costs and earnings on uncompleted contracts of $1.9 million. A decrease in accounts payable also used $777,000 of cash. In addition, decreases in accrued payroll and related taxes, warranty reserves and other liabilities further reduced cash by $228,000.
Investing and Financing Activities
We invested $34,000 in computer, office and tooling equipment during the year ended April 30, 2005. With respect to financing activities, payment of short-term note payable reduced our cash position by $804,000.
Cash Flows — Year ended April 30, 2004:
Operating Activities
Net cash provided by operating activities was $1.2 million.
Net loss of $1.8 million was adjusted by $504,000 of noncash charges including depreciation and amortization, amortization of loan fees and warranty reserve expense to arrive at net cash provided by operating activities.
Net cash provided by operating activities reflected positive effects of decreases in accounts receivable and inventories of $5.5 million and $556,000, respectively. Increases in billings in excess of costs and estimated earnings on uncompleted contract and the liability to our Parent company had a $1.3 million and $82,000 positive effect on net cash provided by operating activities, respectively.

Decreases in accounts payable had a $4.7 million negative effect on net cash provided by operating activities. Additionally, an increase in other assets and decreases in accrued payroll and related taxes, warranty reserves and other liabilities had a $231,000 negative effect on net cash provided by operating activities.
Investing and Financing Activities
We invested $129,000 in tooling, computer equipment and computer programs during fiscal year 2004. Financing activities reduced cash by a net of $575,000.
An agreement with one of our vendors to extend terms of payment provided $925,000 in short-term funding, while payoff of the line of credit entered into in 2003 reduced cash by $1.5 million.
The $1.5 million in financing activities reflects payment of a line of credit. On April 3, 2003, a major financial institution extended a $5.5 million line of credit to us to be used for a specific project. This transaction specific working capital line was 90% guaranteed by the United States Export-Import Bank. The line provided for advances of 90% on accounts receivable, collateralized by letters of credit in hand from the customer, or 65% of inventory backed by a letter of credit. Borrowings under the line bore interest at the prime rate plus 1/2%. We had granted a security interest in rights to collections and inventory as collateral.
On January 29, 2004, prior to the expiration date, the Company terminated the line of credit, because it was no longer required.
Capital Resources
As of April 30, 2005, there were no material commitments for capital expenditures, nor any unused credit facilities.
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
Due to the weakening of the U.S. dollar, we incurred foreign currency translation losses of $64,000 and $32,000 for the years ended April 30, 2005 and 2004, respectively. The foreign currency translation losses were accounted for as increases in the other accumulated comprehensive loss component of shareholders’ equity.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for us for the first annual reporting period that begins after December 15, 2005; therefore, the Company will adopt the new requirements no later than the first quarter of fiscal 2007. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by FAS 123R; the modified-prospective transition method, and the modified-retrospective transition method.

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
SUBSEQUENT EVENTS
On May 17, 2005, International Lottery & Totalizator Systems, Inc. (“ILTS”) acting through its wholly owned subsidiary, Unisyn Solutions, Inc., entered into an agreement with Election Systems & Software, Inc. (“ES&S”) for the joint development, certification, manufacturing and distribution of a Precinct Ballot Counter (“PBC”) included in an election management system. The agreement has an initial term of 36 months and shall automatically renew for an unlimited number of one year terms, unless either party provides written notice of its intent not to renew at least 120 days prior to expiration of the then current term.
In consideration of a profit sharing formula, ILTS grants ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’ intellectual property relating to the PBC and PBC software to ES&S’ end customers. ES&S agreed to act as ILTS’ exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software.
The contract also includes a provision for ILTS and ES&S to enter into a software support agreement for ILTS to supply necessary software maintenance and services to ES&S on terms to be negotiated.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.
We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.4%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and subsidiaries as of April 30, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed under “Major Customers” in Note 2 to the consolidated financial statements, the Company had an unsecured receivable from a single unrelated international customer of approximately $2.1 million at April 30, 2005, which represented approximately 89% of the Company’s total accounts receivable and 33% of its total assets. This receivable arose primarily from shipments during the last quarter of fiscal 2003 and the first quarter of fiscal 2004. Nonpayment by the customer could have a material adverse impact on the Company’s liquidity and results of operations.
/s/ J.H. Cohn LLP
San Diego, California
June 24, 2005

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	April 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$985	$2,097
Accounts receivable, net of long-term portion	1,452	4,584
Inventories	2,556	3,306
Other current assets	100	128

Total current assets	5,093	10,115
Long-term portion of accounts receivable	893	923
Equipment, furniture and fixtures, at cost, less accumulated depreciation of $2,540 and $2,373 in 2005 and 2004, respectively	293	487
Other noncurrent assets	100	100

Total assets	$6,379	$11,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317	$1,094
Short-term note payable	121	925
Billings in excess of costs and estimated earnings on uncompleted contracts	412	2,275
Accrued payroll and related taxes	547	549
Warranty reserves	382	334
Payable to Parent	190	125
Accrued contract loss	16	68
Other current liabilities	222	196

Total current liabilities	2,207	5,566
Long-term liabilities	—	61

Total liabilities	2,207	5,627

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350	56,350
Accumulated deficit	(51,902)	(50,140)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(276)	(212)

Total shareholders’ equity	4,172	5,998

Total liabilities and shareholders’ equity	$6,379	$11,625

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended
	April 30,
	2005	2004
Revenues:
Sales of products	$9,383	$10,544
Services	283	233

	9,666	10,777

Cost of sales:
Cost of product sales	6,710	6,682
Cost of services	106	126

	6,816	6,808

Gross profit	2,850	3,969

Research and development expenses	1,549	1,932
Selling, general and administrative expenses	3,128	3,739

Loss from operations	(1,827)	(1,702)

Other income (expense):
Interest income	20	1
Interest expense and amortized loan fees	(13)	(102)
Other	58	17

Net loss	$(1,762)	$(1,786)

Net loss per share:
Basic and diluted	(0.14)	(0.14)

Shares used in computation of net loss per share:
Basic and diluted	12,943	12,943

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock
				Other
				Accumulated
			Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at May 1, 2003	12,943	$56,350	$(48,354)	$(180)	$7,816

Foreign currency translation adjustment	—	—	—	(32)	(32)
Net loss	—	—	(1,786)	—	(1,786)

Total comprehensive loss					(1,818)

Balance at April 30, 2004	12,943	56,350	(50,140)	(212)	5,998

Foreign currency translation adjustment (a)	—	—	—	(64)	(64)
Net loss	—	—	(1,762)	—	(1,762)

Total comprehensive loss					(1,826)

Balance at April 30, 2005	12,943	$56,350	$(51,902)	$(276)	$4,172

(a)	Reclassification adjustments included in comprehensive loss were comprised of the following:

Net unrealized foreign currency translation loss arising during year, net of deferred taxes	$(81)
Less: adjustment for gain included in net loss	17

Net unrealized foreign currency translation loss for the year, net of deferred taxes	$(64)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,762)	$(1,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	208	249
Amortization of loan fees	—	102
Warranty reserve expense	187	153
Bad debt expense	148	—
Loss on disposal of equipment	20	—
Changes in operating assets and liabilities:
Accounts receivable	3,014	5,510
Inventories	750	556
Other assets	28	(41)
Accounts payable	(777)	(4,706)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,863)	1,309
Accrued payroll and related taxes	(2)	(9)
Warranty reserves	(139)	(154)
Payable to Parent	65	82
Other liabilities	(87)	(27)

Net cash provided by (used in) operating activities	(210)	1,238

Cash flows from investing activities — additions to equipment	(34)	(129)

Cash flows from financing activities:
Proceeds from short-term note payable	—	925
Payment of short-term note payable	(804)	—
Payment of line of credit loans	—	(1,500)

Net cash used in financing activities	(804)	(575)

Effect of exchange rate changes on cash	(64)	(32)

Increase (decrease) in cash and cash equivalents	(1,112)	502
Cash and cash equivalents at beginning of year	2,097	1,595

Cash and cash equivalents at end of year	$985	$2,097

Supplemental cash flow information:
Cash paid for interest	$—	$10
Cash paid for income taxes	$13	$13
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
International Lottery & Totalizator Systems, Inc. (“ILTS” or, together with its subsidiaries, the “Company”) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global online lottery and pari-mutuel racing industries. In addition, although the Company is not presently doing so, ILTS has demonstrated the capability to provide full facilities management services to customer organizations authorized to conduct online lotteries. The Company is largely dependent upon significant contracts for its revenue, which typically includes a deposit upon contract signing and up to three months lead-time before delivery of hardware begins.
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
Hardware — only
Hardware in the form of assembled terminals, component kits or replacement parts (“spares”) may be sold separately to our customers. Revenues for the sale of hardware are recognized upon shipment in accordance with SEC Staff Accounting Bulletin, Topic 13 “Revenue Recognition” only when:
1.	The Company has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders;

2.	Shipping documents illustrate that delivery of hardware has occurred, as stipulated in the terms of the customer contract; and

3.	Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.
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
We did not have any facility management agreements as of April 30, 2005 or during fiscal 2005 and 2004, although we have had them at certain times in previous fiscal years.
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
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows (amounts in thousands):

Balance at May 1, 2003	$335
Additional reserves	153
Charges incurred	(154)

Balance at April 30, 2004	334
Additional reserves	187
Charges incurred	(139)

Balance at April 30, 2005	$382

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
Comprehensive Income (Loss)
The Company accounts for comprehensive income or loss in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.”
Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

	April 30,	April 30,
(Amounts in thousands)	2005	2004
Raw materials and subassemblies	$2,282	$2,960
Work-in-process	125	346
Finished goods	149	—

	$2,556	$3,306

Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.
Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares outstanding during the year. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.
At April 30, 2005 and 2004, the effects of the assumed exercise of outstanding options to purchase 440,000 and 493,000 shares of the Company’s common stock, at prices ranging from $0.63 to $25.13 per share, were not included in the computation of diluted loss per share because they were anti-dilutive for that purpose.
Foreign Currency Fluctuation
The Company’s reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.
The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the Company’s balance sheet at period end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of the Company’s reported shareholders’ equity. The Company incurred a foreign currency translation loss of $64,000 for the year ended April 30, 2005 compared to a loss of $32,000 for the year ended April 30, 2004. Translation losses are recorded as increases in the other accumulated comprehensive loss component of shareholders’ equity.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents. Included in cash and cash equivalents at April 30, 2005 and 2004 were investments in money market accounts and commercial paper totaling $553,000 and $1.8 million, respectively, which matured in May 2005 and 2004, respectively.

Research and Development Costs
Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.
Stock-Based Compensation
The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure” and, as permitted by SFAS 123, applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. No options were granted to employees in the years ended April 30, 2005 and 2004, and the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net loss in the years ended April 30, 2005 and 2004, respectively, and pro forma net loss for such periods assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2003 and amortized over the vesting period consistent with the provisions of SFAS 123. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its first quarter of fiscal 2007.
Reclassifications
Certain amounts in the accompanying 2004 consolidated financial statements have been reclassified to conform to the 2005 presentations.
2. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND MAJOR VENDORS
Business Segments
The Company currently operates in one industry segment, which includes lottery and totalizator systems. The Company has an Australian subsidiary, ILTS Australia Pty., Ltd.
In February 2005, the Company’s dormant United Kingdom subsidiary was dissolved. Upon dissolution of the subsidiary, the Company recognized an amount of $17,000 in other income relating to the recognition of the cumulative foreign currency translation gain.
Sales between geographic areas are generally priced to recover material costs plus an appropriate markup.
Revenues by customer location is as follows (in thousands):

	Years Ended
	April 30,
Customer Location	2005	2004
Asia	$6,810	$6,855
North America	72	3,179
Europe	1,091	471
Africa	1,340	—
Australia	353	272

	$9,666	$10,777

The following table summarizes information about the Company’s operations in different geographic areas (in thousands):

	Year Ended April 30, 2005			Year Ended April 30, 2004
	USA	Australia	Consolidated	USA	Australia	Consolidated
Sales to unaffiliated customers:
Export	$3,370	$—	$3,370	$2,438	$—	$2,438
Domestic	72	69	141	3,179	4	3,183

	3,442	69	3,511	5,617	4	5,621
Sales to affiliated customers	6,155	—	6,155	5,156	19	5,175

	9,597	69	9,666	10,773	23	10,796

Elimination of intercompany sales	—	—	—	—	(19)	(19)

Total revenue	$9,597	$69	$9,666	$10,773	$4	$10,777

Net loss	$(1,597)	$(165)	$(1,762)	$(1,545)	$(241)	$(1,786)

Identifiable assets	$6,376	$3	$6,379	$11,583	$42	$11,625

Major Customers

Years Ended
	April 30, 2005	April 30, 2004
Revenue:
From unrelated customers	Two customers represented 25% of total revenue	Two customers represented 44% of total revenue
From related customers	Two customers represented 60% of total revenue	Two customers represented 48% of total revenue
As of April 30, 2005 and 2004, the balance receivable from one unrelated, international customer totaled $2.1 million and $5.3 million which represented 89% and 98% of total accounts receivable and 33% and 46% of total assets, respectively. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. The Company received payments totaling approximately $3.2 million during the period from May 1, 2004 to April 30, 2005 which was $1.4 million less than the scheduled installment payments and additional payments of $100,000 from May 1, 2005 through June 24, 2005 which was $823,000 less than the scheduled installment payments. Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the scheduled installment payments will resume, and the missed payments will be made. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.8 million and $2.0 million in kit inventory related to orders from this customer as of April 30, 2005 and 2004, respectively, which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers and the decrease in the inventory balance from April 30, 2004 to April 30, 2005 is primarily attributable to such sales.
Major Vendors
For the fiscal year ended April 30, 2005, ten vendors accounted for approximately 90% of our raw material purchases. For the year ended April 30, 2004, three vendors accounted for approximately 61% of our raw material purchases.

3. CREDIT RISK
The Company’s investments in commercial paper, which are included in cash and cash equivalents, are not insured. The Company maintains its other cash balances primarily in two financial institutions. As of April 30, 2005, such other cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $100,000 by approximately $942,000. The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.
4. INCOME TAXES
The following is a reconciliation of the expected income tax provision or credit at the statutory federal income tax rate to the actual provision or credit (in thousands):

	Years Ended April 30,
	2005	2004
Expected federal income tax credit	$(543)	$(607)
State taxes, net of federal benefit	(94)	(346)
Change in valuation allowance	647	1,042
Other, net	(10)	(89)

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of April 30, 2005, the Company had a deferred tax asset of $22.0 million. Due to the net loss of $1.8 million for the year ended April 30, 2005, the deferred tax asset has been increased by $647,000. The Company has also increased the valuation allowance against its net deferred tax asset by $647,000 at April 30, 2005 due to the uncertainty regarding its realization. The components of the Company’s deferred tax assets are as follows (in thousands):

	April 30, 2005	April 30, 2004
Reserve and accruals	$571	$578
Net operating loss and credit carryforwards	21,300	20,602
Other	175	220

Deferred tax assets	22,046	21,400
Valuation allowance	(22,046)	(21,400)

Net deferred taxes	$—	$—

The Company has Federal and California net operating loss carryforwards of approximately $58.5 million and $5.6 million, respectively, which begin to expire in 2009 and 2005, respectively, unless previously utilized. The difference between the Federal and California net operating loss carryforwards relates primarily to California’s statutory annual reduction rule as well as previous expiration of California net operating losses due to the shorter carryover period. The Company has provided a valuation allowance against the entire balance of its net deferred tax asset due to uncertainty regarding its realization at April 30, 2005 and 2004.
The Company also has Federal and California general business credit carryforwards of approximately $867,000 and $354,000, respectively, which will begin to expire in 2006.
Pursuant to the Tax Reform Act of 1986, use of the Company’s federal business credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.
5. RELATED PARTY TRANSACTIONS
During the year ended April 30, 2005, revenues from all related party agreements for sales of products and services totaled $6.2 million. For the same period in 2004, the Company recognized revenue of $5.2 million from related parties. Included in accounts receivable at April 30, 2005 and 2004 was $113,000 and $32,000, respectively, from these customers. Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2005 and 2004 are presented below.

Berjaya Lottery Management (H.K.) Ltd.
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
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the years ended April 30, 2005 and 2004;

•	There were no accounts receivable balances from BLM at April 30, 2005 and 2004; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as a “Payable to Parent,” were $190,000 and $125,000 as of April 30, 2005 and 2004, respectively.
Philippine Gaming Management Corporation
In addition to supplying terminals to Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized on the sale of spare parts in the year ended April 30, 2005 totaled $785,000, while revenue recognized on the sale of terminals and spare parts in the year ended April 30, 2004 totaled $1.1 million;

•	Accounts receivable from PGMC’s spare parts orders totaled $64,000 and $27,000 at April 30, 2005 and 2004, respectively; and

•	There were no billings in excess of costs and earnings at April 30, 2005 and 2004.
Sports Toto Malaysia
In February 2004, the Company received a terminal order with a value of $3.9 million from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the terminals was completed in the first quarter of fiscal year ended April 30, 2005.
In November 2000, STM executed an agreement to purchase a complete online lottery system and software products for $8.1 million from the Company. In November 2003, additional functionalities valued at $400,000 were added to the original contract which increased the total contract value to $8.5 million.
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenue totaling $5.1 million was recognized on the sale of terminals, software products, spare parts and software support services during the year ended April 30, 2005. For fiscal 2004, revenue of $4.0 million was recognized on the sale of terminals, software products, spare parts and software support services;

•	There were no accounts receivable balances from STM at April 30, 2005 and 2004; and
•	Billings in excess of costs and earnings amounted to $90,000 and $2.2 million at April 30, 2005 and 2004, respectively.

Natural Avenue
During the fiscal year ended April 30, 2005, the Company received from Natural Avenue, a related party from Malaysia and an affiliate of BLM, orders for lottery terminals and various software enhancements with a total value of $430,000. In addition, the Company provided ongoing software support services to Natural Avenue.
The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenue of $320,000 was recognized on the sale of terminals, spare parts and software support services during the year ended April 30, 2005. For fiscal year 2004, revenue of $62,000 was recognized on the sale of spare parts and software support services;
•	Accounts receivable totaled $48,000 and $4,500 at April 30, 2005 and 2004, respectively; and
•	Billings in excess of cost and earnings totaled $2,000 as of April 30, 2005.
6. LINE OF CREDIT
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
7. CONTRACTS IN PROCESS
The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):

	April 30,	April 30,
	2005	2004
Costs and estimated earnings in progress	$11,595	$13,497
Billings on contracts in progress	(12,007)	(15,772)

Total contracts in progress — included in the accompanying consolidated balance sheets as billings in excess of costs and estimated earnings on uncompleted contracts	$(412)	$(2,275)

8. LEASES
The Company leases certain equipment and its facilities in Carlsbad, California. The Carlsbad facility lease provides for annual rent increases and expires in January 2006.
Future minimum lease payments for all operating leases are as follows:

For Fiscal Years	Minimum Lease
Ending April 30,	Payments
2006	268,000
2007	2,000

$270,000

Rent expense for the years ended April 30, 2005 and 2004 was $358,000 and $348,000, respectively.

9. EMPLOYEE 401(k) PLANS
The Company maintains a 401(k) plan, qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the years ended April 30, 2005 or 2004. The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.
10. STOCK OPTION PLANS
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
During the years ended April 30, 2005 and 2004, the Company did not grant any options to purchase shares of the Company’s common stock to employees or directors. At April 30, 2005, options for 854,430 shares were available for future grant.
A summary of the Company’s stock option activity including activity related to options that were granted outside the 2000 plan and related information for the years ended April 30, 2005 and 2004 (shares in thousands) follows:

	2005		2004
		Weighted-Average		Weighted-Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price
Options, beginning of year	493	$2.24	598	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(53)	6.13	(105)	9.11

Options, end of year	440	$1.77	493	$2.24

Exercisable at end of year	440	$1.77	493	$2.24

The following table summarizes information about stock options at April 30, 2005 (shares in thousands):

	Options Outstanding and Exercisable
		Weighted Average
Exercise Price	Shares	Remaining Contractual Life
$0.63	17	0.41 year
$1.00	296	4.04 years
$1.25	3	3.13 years
$3.09	25	1.54 years
$3.84	80	2.04 years
$4.50	19	.84 year

	440	3.25 years

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s material financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable, notes payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2005 and 2004. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

ITEM 8A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005, the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
We continue to document procedures and to enhance controls in our comprehensive effort to comply with the Sarbanes-Oxley Act of 2002. Under the latest extension, non-accelerated filers have to comply with the Section 404 provisions of the Act for the first fiscal year ending on or after July 15, 2006. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the attestation requirements for the fiscal year ending April 30, 2007.
We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, over the next two years, we will continue to review, and where necessary, enhance our internal control design and documentation, ongoing risk assessment, and management review as part of our internal control program.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2005 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
M. Mark Michalko	51	President/Principal Financial Officer
Timothy R. Groth	55	Vice President, Technical Operations
Lawrence E. Logue	68	Corporate Secretary
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
We will provide a copy of our Code of Business Conduct and Ethics to any person without charge. Stockholders will be provided a copy upon written request addressed to:
International Lottery & Totalizator Systems, Inc.
Attention: Investor Relations
2131 Faraday Avenue
Carlsbad, CA 92008
ITEM 10. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2005 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2005 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2005 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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
(b) The Registrant’s 1997 Directors’ Stock Option Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).
(c) Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya’s stock ownership from 38.5% to 71.4% (incorporated by reference from ILTS’s Form 8-K filed on October 18, 1999).
(d) ILTS’s Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294).
(14) Code Of Ethics for Officers and Senior Financial Staff (incorporated by reference to Form 10-KSB for the year ended April 30, 2004, File No. 0-10294)
(21) Subsidiaries of the Registrant
(23.1) Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.
(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2005 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
By:	/s/ M. Mark Michalko
M. Mark Michalko
President

Dated: July 29, 2005
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	July 29, 2005

Theodore A. Johnson

/s/ M. Mark Michalko	Director, President	July 29, 2005

M. Mark Michalko	Principal Financial Officer

/s/ Alain K.K. Lee	Director	July 29, 2005

Alain K. K. Lee

/s/ Ng Foo Leong	Director	July 29, 2005

Ng Foo Leong

/s/ Martin J. O’Meara, Jr.	Director	July 29, 2005

Martin J. O’Meara, Jr.

/s/ Chan Kien Sing	Director	July 29, 2005

Chan Kien Sing