Form 10KSB/A
period 2005-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2005-08-26
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)

☑	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
There is hereby incorporated by reference the Registrant’s Form 10-KSB for the fiscal year ended April 30, 2005, filed on July 29, 2005.

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

Part III
Pursuant to General Instruction E(3) of Form 10-KSB, the information required in Part III, which is not contained in the Company’s Form 10-KSB filed on July 29, 2005, is herein provided in this Amendment No. 1 as follows:

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT,
AND

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The Board currently consists of the following six directors: Chan Kien Sing, Theodore A. Johnson, M. Mark Michalko, Alain K. K. Lee, Ng Foo Leong, and Martin J. O’Meara, Jr. There is one vacant board seat. The current directors will serve until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified.
The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 31, 2005 by (i) each director of the Company, (ii) each executive officer, (iii) the executive officers and directors of the Company as a group and (iv) each person or entity who is a beneficial owner of more than 5% of the Company’s outstanding common shares. With respect to each director of the Company, the table also sets forth his age, the year he was first elected as a director, employment history for the past five years, and other directorships. With respect to the executive officers who are not directors, the table sets forth their age, position with the Company, and employment history for the past five years. Beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Shares of Common Stock
Name of Beneficial Owner	Number		Percent of Class
Chan Kien Sing, 49, Director since June 1993.	13,334	(a)(c)	*
Group Executive Director of Berjaya Group Bhd, Malaysian holding company (Berjaya Group) since 1990.

Theodore A. Johnson, 65, Director since 1979.	31,941	(a)	*
President and CEO, T.J. Ventures Inc., a venture capital company, from 1992 to present.
A director of other private corporations, including a venture capital company.

M. Mark Michalko, 51, Director since February 1994.	100,478	(b)	*
President since May 1997.

Alain K. K. Lee, 49, Director since May 1999.	13,334	(a)(c)	*
Executive Vice President, Roadhouse Grill, Inc. since July 1998 and Director since January 1998.

Ng Foo Leong, 55, Director since June 1993.	13,334	(a)(c)	*
Executive Director of Sports Toto Malaysia Sdn. Bhd., a lottery and gaming company affiliated with Berjaya Sports Toto Berhad, from 1985 to present.

	Shares of Common Stock
Name of Beneficial Owner	Number		Percent of Class
Martin J. O’Meara, Jr., 76, Director since 1979.	124,776	(a)	*
President, The Budget Plan, Inc., a privately owned company engaged in the consumer loan business and has been so employed for more than five years.

Timothy R. Groth, 56, Vice President, Technical Operations since 1994.	43,942	(b)	*

All directors and executive officers as a group (7 persons)	341,139	(a)(b)	2.64%

Berjaya Lottery Management H.K. Limited (“BLM”), a subsidiary	9,245,317	(c)	71.40%
of BToto.

(a)	Includes 13,334 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable.

(b)	Includes 99,333 and 40,667 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable by Mr. Michalko and Mr. Groth, respectively.

(c)	Employees of affiliates of BLM. All three individuals disclaim beneficial ownership of such shares. BLM’s business address is 13th Floor, Menara Berjaya, KL Plaza, 179 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

*	Less than one percent of the outstanding common shares.
Audit Committee Financial Expert
The Board of Directors has an Audit Committee consisting of Messrs. Johnson, Lee and O’Meara, Jr. The Audit Committee held four meetings during the year. Mr. Lee, an employee of an affiliate of BLM, may not be considered to be an independent member of the Audit Committee under the Securities and Exchange Commission applicable rules relating to audit committees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Footnote 10 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2005.

ITEM 10.	EXECUTIVE COMPENSATION
The following table shows, for the fiscal years ended April 30, 2005, April 30, 2004 and April 30, 2003, the compensation earned by the Chief Executive Officer and the only executive officer of the Company earning in excess of $100,000 during such years (the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

				All Options Granted
	Annual Compensation (1)			in Prior Years
	Fiscal			Were Exercisable
Name and Principal Position(s)	Year	Salary(2)	Bonus	At April 30, 2005 (3)
M. Mark Michalko	2005	$183,390	–	99,333
President and Chief Executive	2004	$183,390	–	–
Officer	2003	$183,390	–	–

Timothy R. Groth
Vice President, Technical	2005	$153,366	–	40,667
Operations	2004	$153,366	–	–
	2003	$153,366	–	–

(1)	There have been no Company matching contributions to the employee 401(k) plan or other Long Term Compensation Awards since 1998.

(2)	Perquisites in fiscal years ended April 30, 2005 and April 30, 2004 and April 30, 2003 are included under salary and did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any such officer.

(3)	There have been no stock options or stock appreciation rights granted to executive officers since 1999.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See Footnote 5 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2005.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
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
(b) The Registrant’s 1990 Stock Incentive Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).
(c) The Registrant’s 1997 Directors’ Stock Option Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).
(d) Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased BLM’s stock ownership from 38.5% to 71.4% (incorporated by reference from ILTS’s Form 8-K filed on October 18, 1999).
(e) ILTS’s Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294).
(14) Code Of Ethics for Officers and Senior Financial Staff (incorporated by reference from ILTS’s 10-KSB for the year ended April 30, 2004, File No. 0-10294).
(21) Subsidiaries of the Registrant *
(23.1) Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm *
(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32) Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibit to International Lottery & Totalizator Systems, Inc.’s Annual Report on Form 10-KSB for the year ended April 30, 2005, filed July 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant. J.H. Cohn LLP (“JHC”) was the principal accountant for the year ended April 30, 2005 and 2004.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2005	April 30, 2004
Audit Fees	$89,000	$94,000
Audit Related Fees	—	50,000	(1)
Tax Fees	9,000	20,000	(2)
All Other fees	—	—

	$98,000	$164,000

(1)	Audit related fees of $33,000 and $17,000 were paid to Grant Thornton for the review of the Company’s 10-KSB related matters submitted to the SEC and procedural services rendered in connection with the change in accountant, respectively. Grant Thornton was the principal accountant for the year ended April 30, 2003.

(2)	Tax fees of $20,000 billed in fiscal year 2004 was paid to Grant Thornton.
The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls. During fiscal 2005 and 2004, all services were pre-approved by the Audit Committee.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
By:	/s/ M. Mark Michalko
M. Mark Michalko
President

Dated: August 26, 2005
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	August 26, 2005
/s/ M. Mark Michalko M. Mark Michalko	Director, President Acting Principal Financial Officer	August 26, 2005
/s/ Alain K.K. Lee Alain K. K. Lee	Director	August 26, 2005
/s/ Ng Foo Leong Ng Foo Leong	Director	August 26, 2005
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	August 26, 2005
/s/ Chan Kien Sing Chan Kien Sing	Director	August 26, 2005