Form 10QSB
period 2005-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2005-09-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

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
Yes ☑            No ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.
As of September 13, 2005, 12,943,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):
Yes ☐            No ☑

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited )
(Amounts in thousands)

July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$499
Accounts receivable, net of long-term portion	1,387
Inventories	2,608
Other current assets	97

Total current assets	4,591
Long-term portion of accounts receivable	732
Equipment, furniture and fixtures, net	352
Capitalized computer software development costs	191
Other noncurrent assets	100

Total assets	$5,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426
Short-term note payable	116
Deferred revenue	316
Billings in excess of costs and estimated earnings on uncompleted contracts	347
Accrued payroll and related taxes	495
Warranty reserves	407
Payable to Parent	203
Other current liabilities	177

Total current liabilities	2,487

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(52,615)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(256)

Total shareholders’ equity	3,479

Total liabilities and shareholders’ equity	$5,966

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2005	2004
Revenues:

Sales of products	$935	$4,966
Services	45	34

	980	5,000

Cost of sales:

Cost of product sales	842	3,053
Cost of services	31	3

	873	3,056

Gross profit	107	1,944

Research and development expenses	229	421
Selling, general and administrative expenses	583	853

Income (loss) from operations	(705)	670

Other income (expense):
Interest income	4	3
Other	(11)	(13)

Net income (loss)	$(712)	$660

Net income (loss) per share:

Basic and diluted	$(0.06)	$0.05

Shares used in computation of net income (loss) per share:
Basic and diluted	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	July 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(712)	$660
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	49	52
Warranty reserve expense	27	36
Changes in operating assets and liabilities:
Accounts receivable	226	682
Inventories	(52)	455
Other assets	3	50
Accounts payable	109	(151)
Deferred revenue	316	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(65)	(2,062)
Accrued payroll and related taxes	(52)	(33)
Warranty reserves	(2)	23
Payable to Parent	13	18
Other liabilities	(62)	(113)

Net cash used in operating activities	(202)	(383)

Cash flows from investing activities:
Additions to equipment	(108)	(8)
Additions to capitalized computer software development costs	(191)	—

Net cash used in investing activities	(299)	(8)

Cash flows from financing activities — Payment of short-term note payable	(5)	(435)

Effect of exchange rate changes on cash	20	12

Decrease in cash and cash equivalents	(486)	(814)
Cash and cash equivalents at beginning of period	985	2,097

Cash and cash equivalents at end of period	$499	$1,283

Supplemental cash flow information:
Cash paid for income taxes	$4	$3
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
The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 filed with the SEC on July 29, 2005.
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
Complete Systems
ILTS’s complete wagering systems include the point-of-sale terminals, a central computer installation and a commercially available operating system used in conjunction with ILTS’s proprietary application software, and a communication network to interface the terminals to the central computer installation. System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.
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
We did not have any facility management agreements as of or during the three months ended July 31, 2005 or during fiscal 2005 and 2004, although we have had them at certain times in previous fiscal years.

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
Based on its evaluation as of July 31, 2005, the Company did not record an allowance.
We write off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are applied against the allowance for doubtful accounts.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands )
Balance at May 1, 2005	$382
Additional reserves	27
Charges incurred	(2)

Balance at July 31, 2005	$407

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
Comprehensive Income (loss)
The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive income (loss) are as follows:

	Three Months Ended
	July 31,
	2005	2004
(Amounts in thousands)
Net income (loss)	($712)	$660
Foreign currency translation adjustment	20	12

Comprehensive income (loss)	($692)	$672

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
Inventories consisted of the following:

July 31,
2005
(Amounts in thousands)
Raw materials and subassemblies	$2,310
Work-in-process	108
Finished goods	190

$2,608

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
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company estimates that capitalization will cease and amortization will commence by the fourth quarter of the year ending April 30, 2006 when the product or enhancement will be available for general release to customers. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher annual amortization.

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
At July 31, 2005 and 2004, the effects of the assumed exercise of options to purchase 434,000 and 490,000 shares of the Company’s common stock, at prices ranging from $0.63 to $10.88 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.
Stock-Based Compensation
The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure” and, as permitted by SFAS 123, applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. No options were granted to employees in the three months ended July 31, 2005 and 2004, and the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net income (loss) in the three-month periods ended July 31, 2005 and 2004, respectively, and pro forma net income (loss) for such periods assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2003 and amortized over the vesting period consistent with the provisions of SFAS 123. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its first quarter of fiscal 2007.
Stock Options
During the three months ended July 31, 2005 and 2004, 6,000 options with a weighted average exercise price of $3.74 per share and 3,333 options with a weighted average exercise price of $25.13 were cancelled, respectively. No options were granted during the three months ended July 31, 2005 and 2004. Options to purchase 434,000 and 490,000 shares of common stock were outstanding at July 31, 2005 and 2004, respectively.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Major Customers

	Three Months Ended
	July 31,
	2005	2004
Revenue:
From unrelated customers	Four customers accounted for more than 30% of total revenue	No customer accounted for more than 10% of total revenue

From related customers	Three customers accounted for 66% of total revenue	Two customers accounted for 95% of total revenue
As of July 31, 2005, the past due balance receivable from one unrelated, international customer totaled $1.9 million which represented 91% of total accounts receivable and 32% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. We received payments totaling approximately $3.2 million during the period from May 1, 2004 to April 30, 2005 which was $1.4 million less than the scheduled installment payments. In addition, we received payments of $150,000 from May 1, 2005 through July 31, 2005 and $100,000 from August 1, 2005 through September 13, 2005 which reduced the past due balance to $1.9 million and $1.8 million at July 31, 2005 and September 13, 2005, respectfully. Based on discussions with the customer, management of the Company believes that the customer’s past due payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and the missed payments will be made on an installment basis. In addition to the customer’s recent payments and the customer’s commitment to make minimum aggregate payments of $1.2 million during the twelve months ending July 31, 2006, management believes that improving market conditions will enable the customer to timely settle the outstanding amount. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.8 million in kit inventory related to orders from this customer as of July 31, 2005 which it will not ship to the customer until it receives substantially all of the payments due and which it could sell to other customers. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use today in several jurisdictions and is being marketed to several additional prospective customers.
Related Party Transactions
During the three months ended July 31, 2005 and 2004, revenues from all related party agreements for sales of products and services totaled $650,000 and $4.8 million, respectively. At July 31, 2005, accounts receivable included $13,000 from these customers. Descriptions of the transactions with the Company’s related parties for the three months ended July 31, 2005 and 2004 are presented below.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the three-month periods ended July 31, 2005 and 2004;

•	There were no accounts receivable balances from BLM at July 31, 2005; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $203,000 as of July 31, 2005.
Philippine Gaming Management Corporation
During the three months ended July 31, 2005 and 2004, the Company supplied terminal spare parts to Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary. The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized from the sale of spare parts during the three months ended July 31, 2005 and 2004 totaled $274,000 and $219,000, respectively;

•	There was deferred revenue of $196,000 on spare parts orders at July 31, 2005;

•	There were no accounts receivable balances from PGMC at July 31, 2005; and

•	There were no billings in excess of costs and earnings for contracts with PGMC at July 31, 2005.
Sports Toto Malaysia
In February 2004, the Company received a terminal order with a value of $3.9 million from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the terminals was completed in the three-month period ended July 31, 2004.
In November 2000, STM executed an agreement to purchase an online lottery system and services for $8.1 million from the Company. In November 2003, additional functionalities valued at $400,000 were added to the original contract which increased the total contract value to $8.5 million.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenue totaling $182,000 was recognized on the sale of software products, support services and spare parts during the three months ended July 31, 2005. For the comparable period in 2004, revenue totaling $4.5 million was recognized on the sale of terminals, software products, spare parts and support services;

•	There was deferred revenue of $120,000 on software support services at July 31, 2005;

•	Accounts receivable from STM totaled $8,000 at July 31, 2005; and

•	Billings in excess of costs and earnings relating to the abovementioned contract amounted to $30,000 at July 31, 2005.
Natural Avenue
In January 2005, the Company received orders for various software enhancements with a total value of $180,000 from Natural Avenue, a related party from Malaysia and an affiliate of BLM. In addition, the Company provides lottery terminals, software products and support services as well as spare parts to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenue of $194,000 and $27,000 was recognized on the sale of software products, support services and spare parts during the three months ended July 31, 2005 and 2004, respectively;

•	Accounts receivable totaled $5,000 at July 31, 2005; and

•	There were no billings in excess of costs and earnings at July 31, 2005.
Litigation
The Company was not a party to any litigation proceedings as of September 13, 2005.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
The discussion in this filing contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in our Annual Report on Form 10-KSB for the year ended April 30, 2005.
CRITICAL ACCOUNTING POLICIES
Use of Estimates
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our Company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. The areas most sensitive to estimation are revenue recognition, warranty reserves, the allowance for doubtful accounts, the amortization period for capitalized software development costs and the deferred tax valuation allowance.
RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended
(Amounts in thousands)	July 31,
Revenues	2005	2004	Change
Products
Spares	$611	$446	$165
Contracts	324	4,520	(4,196)

Total Products	935	4,966	(4,031)

Services
Software Support	45	34	11

Total Services	45	34	11

	$980	$5,000	$(4,020)

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
During the three months ended July 31, 2005, spares revenue of $611,000 arose from two orders aggregating $466,000 and multiple smaller orders from various customers totaling $145,000. For the comparable period in fiscal 2005, spares revenue of $446,000 was derived from one order amounting to $219,000 and multiple small orders totaling $227,000.
During the three months ended July 31, 2005 and 2004, we recognized contract revenues of $324,000 and $4.5 million, respectively. Contract revenue for the three-month period ended July 31, 2004 was significantly higher due to one terminal order of $3.9 million.
Software support revenue remained relatively insignificant for the three months ended July 31, 2005 and 2004.
Related party revenue of $650,000 accounted for 66% of total revenue in the three months ended July 31, 2005, compared to $4.8 million or 96% of total revenue for the corresponding period in fiscal 2005.
Cost of Sales and Gross Profit Analysis

	Three Months Ended
	July 31,		July 31,
	2005		2004
Revenues:
Products	$935	95%	$4,966	99%
Services	45	5%	34	1%

Total revenues	$980	100%	$5,000	100%

Cost of sales:
Products	$842	86%	$3,053	61%
Services	31	3%	3	0%

Total costs of sales	$873	89%	$3,056	61%

Gross Profit:
Products	$93	10%	$1,913	38%
Services	14	1%	31	1%

Total gross profit	$107	11%	$1,944	39%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.
Overall gross profit margins were 11% for the three months ended July 31, 2005, compared to 39% for the corresponding period of fiscal 2005. The decrease, partially offset by a slight increase in spares profit margins, was principally due to reduced business activities associated with contract sales and the resulting unabsorbed production overhead expenses.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Research and Development Expenses (“R&D”)
R&D expenses for the three months ended July 31, 2005 were $229,000, compared to $421,000 for the comparable period of fiscal 2005. We attribute the decrease of $192,000 or 46% to the capitalization of computer software development costs associated with a project that applies our technology in other markets. We established the technological feasibility of the project effectively as of June 14, 2005 and, accordingly, capitalized costs of $191,000 for the three months ended July 31, 2005. We anticipate that R&D expenses will decrease in coming quarters due to the achievement of technological feasibility of the new product which has lead to the capitalization of software development costs. We estimate that capitalization of the costs of product development will cease and amortization will commence by the fourth quarter of the year ending April 30, 2006 when the product will be available for general release to our customers. In addition, we are shifting our focus from product development to sales and marketing of the product.
Selling, General and Administrative (“SG&A”)
SG&A expenses of $583,000 for the three months ended July 31, 2005 were $270,000 or 32% lower than SG&A expenses reported in the comparable period in fiscal 2005. We attribute the significant decrease to a combination of factors including reduced payroll costs, improved cost reduction initiatives, and lower professional fees.
other income (expense)
Other expense in the three-month periods ended July 31, 2005 and 2004 primarily consisted of foreign exchange losses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at July 31, 2005 was $2.3 million.
There was $1.9 million of accounts receivable due from a single customer, $1.2 million was included under current accounts receivable, and $732,000 was classified as a long-term receivable on the basis of the current payment schedule. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. We received payments totaling approximately $3.2 million during the period from May 1, 2004 to April 30, 2005 which was $1.4 million less than the scheduled installment payments. In addition, we received payments of $150,000 from May 1, 2005 through July 31, 2005 and $100,000 from August 1, 2005 through September 13, 2005 which reduced the past due balance to $1.9 million and $1.8 million at July 31, 2005 and September 13, 2005, respectfully. Based on discussions with the customer, management of the Company believes that the customer’s past due payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and the missed payments will be made on an installment basis. In addition to the customer’s recent payments and the customer’s commitment to make minimum aggregate payments of $1.2 million during the twelve months ending July 31, 2006, management believes that improving market conditions will enable the customer to timely settle the outstanding amount. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Contract backlog at July 31, 2005 was $4.2 million. Of this amount, $3.2 million is related to a contract with the customer discussed in the previous paragraph. We will only deliver the terminal kits upon receiving substantially all of the scheduled payments. The remaining $1.0 million of backlog is expected to be delivered within six months. We anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2006. Sources of cash through April 2006 are expected to come from at least a portion of the scheduled installment payments of $1.9 million due from the single customer as discussed in the previous paragraph, and from contract sales, spares revenue and contract backlog. Uses of cash will be for normal operating expenses and costs associated with contract execution.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2006. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	Three Months Ended
	July 31,	July 31,	Increase
(Amounts in thousands)	2005	2004	(Decrease)
Condensed cash flow comparative:
Operating activities	$(202)	$(383)	$181
Investing activities	(299)	(8)	(291)
Financing activities	(5)	(435)	430
Effect of exchange rate	20	12	8

Net decrease in cash and cash equivalents	$(486)	$(814)	$328

Cash Flow Analysis — Three-Month Period Ended July 31, 2005:
Operating Activities
Net cash used in operating activities was $202,000.
Net loss of $712,000 was adjusted by $76,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash flow used in operating activities.
Cash used in operating activities was partially offset by the positive effect of a decrease in accounts receivable of $226,000. Increases of $316,000 in deferred revenue and $109,000 in accounts payable positively affected our cash used in operating activities. In addition, an increase of $13,000 in the liability to our Parent company coupled with a decrease of $3,000 in other assets reflected positive effects to cash used in operating activities.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Cash used in operating activities included decreases in billings in excess of costs and earnings on uncompleted contracts of $65,000 and other liabilities of $62,000. An increase in inventory also used $52,000 of cash. In addition, decreases in accrued payroll and related taxes and warranty reserves further reduced cash by $54,000.
Investing and Financing Activities
During the three months ended July 31, 2005, we invested $108,000 in the construction of terminals to be used in the marketing of our technology in other industries. In addition, we capitalized an amount of $191,000 which represented costs incurred internally to create a computer software product utilizing our technology in other markets .
With respect to financing activities, payment of short-term note payable reduced our cash position by $5,000.
Cash Flow Analysis — Three-Month Period Ended July 31, 2004:
Operating activities
Net cash used in operating activities was $383,000.
Net income of $660,000 was adjusted by $88,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash flow used in operating activities.
Net cash provided by operating activities reflected positive effects of decreases in accounts receivable and inventories of $682,000 and $455,000, respectively. Decreases in other assets, warranty reserves and increases in the liability to our Parent company positively affected cash used in operating activities by $91,000.
Decreases in accounts payable and billings in excess of costs and earnings on uncompleted contracts used $151,000 and $2.1 million, respectively. Reductions in accrued payroll and related taxes and other liabilities further decreased our cash by $146,000.
Financing and investing activities
We invested $8,000 in computer equipment during the three months ended July 31, 2004. In addition, the $435,000 payment of short-term note payable reduced our cash position by the corresponding amount.
Capital Resources
As of July 31, 2005, there were no unused credit facilities. With respect to capital expenditures, we expect that the project for which software costs are being capitalized will be completed by the end of the third quarter of the year ending April 30, 2006.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
We recorded foreign currency translation gains of $20,000 and $12,000 for the three-month periods ended July 31, 2005 and 2004. The foreign currency translation gains were accounted for as decreases in the other accumulated loss component of shareholders’ equity.

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
As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of design and operation of our disclosure controls and procedures as of July 31, 2005. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
Changes In Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, we will continue to review, and where necessary, enhance our internal control design and documentation, ongoing risk assessment, and management review as part of our internal control program.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Information
Part II   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was not a party to any litigation proceedings as of September 13, 2005.
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
Date: September 14, 2005