Form 10QSB
period 2005-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2005-12-15
CIK 354813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

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
As of December 15, 2005, 12,943,000 shares of common stock were outstanding.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$365
Accounts receivable, net of long-term portion	1,339
Inventories	2,588
Other current assets	107

Total current assets	4,399
Long-term portion of accounts receivable	482
Equipment, furniture and fixtures, net	345
Capitalized computer software development costs	490
Other noncurrent assets	100

Total assets	$5,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360
Short-term note payable	69
Deferred revenue	888
Billings in excess of costs and estimated earnings on uncompleted contracts	345
Accrued payroll and related taxes	571
Warranty reserves	399
Payable to Parent	225
Other current liabilities	177

Total current liabilities	3,034

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(53,305)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(263)

Total shareholders’ equity	2,782

Total liabilities and shareholders’ equity	$5,816

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
Sales of products	$740	$1,220	$1,675	$6,186
Services	46	44	91	78

	786	1,264	1,766	6,264

Cost of sales:

Cost of product sales	710	1,223	1,552	4,276
Cost of services	38	20	69	23

	748	1,243	1,621	4,299

Gross profit	38	21	145	1,965

Research and development expenses	18	453	248	873
Selling, general and administrative expenses	718	745	1,301	1,598

Loss from operations	(698)	(1,177)	(1,404)	(506)

Other income (expense):
Interest income	3	3	7	6
Other	5	27	(6)	13

Net loss	$(690)	$(1,147)	$(1,403)	$(487)

Net loss per share:
Basic and diluted	$(0.05)	$(0.09)	$(0.11)	$(0.04)

Shares used in computation of net loss per share:
Basic and diluted	12,943	12,943	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,403)	$(487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	85	104
Loss on disposal of equipment	—	41
Warranty reserve expense	27	133
Changes in operating assets and liabilities:
Accounts receivable	524	1,192
Inventories	(32)	547
Other assets	(7)	—
Accounts payable	43	(382)
Deferred revenue	888	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(67)	(1,086)
Accrued payroll and related taxes	24	18
Warranty reserves	(10)	30
Payable to Parent	35	31
Other liabilities	(61)	(208)

Net cash provided by (used in) operating activities	46	(67)

Cash flows from investing activities:
Additions to equipment	(137)	(17)
Additions to capitalized computer software development costs	(490)	—

Net cash used in investing activities	(627)	(17)

Cash flows from financing activities — Payment of short-term note payable	(52)	(476)

Effect of exchange rate changes on cash	13	(22)

Decrease in cash and cash equivalents	(620)	(582)
Cash and cash equivalents at beginning of period	985	2,097

Cash and cash equivalents at end of period	$365	$1,515

Supplemental cash flow information:
Cash paid for income taxes	$7	$6
See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
International Lottery & Totalizator Systems, Inc. (“ILTS” or, together with its subsidiary, the “Company”) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global online lottery and pari-mutuel racing industries. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct online lotteries. The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to three months lead time before delivery of hardware begins.
Berjaya Lottery Management (H.K.) Ltd. (“BLM” or the “Parent”) owns 71.4% of the outstanding voting stock of ILTS.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiary. All significant inter-company accounts and transactions are eliminated in consolidation.
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
We did not have any facility management agreements as of or during the six months ended October 31, 2005 or during fiscal 2005 and 2004, although we have had them at certain times in previous fiscal years.

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
Based on its evaluation as of October 31, 2005, the Company did not record an allowance.
We write off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are applied against the allowance for doubtful accounts.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands) Balance at May 1, 2005	$382
Additional reserves	27
Charges incurred	(10)

Balance at October 31, 2005	$399

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
Comprehensive Income (loss)
The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Amounts in thousands)	2005	2004	2005	2004
Net loss	$(690)	$(1,147)	$(1,403)	$(487)
Foreign currency translation adjustment	(7)	(34)	13	(22)

Comprehensive loss	$(697)	$(1,181)	$(1,390)	$(509)

Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

October 31,
(Amounts in thousands)	2005
Raw materials and subassemblies	$2,288
Work-in-process	110
Finished goods	190

$2,588

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
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company established the technological feasibility of a computer software development project that applies our technology in other markets effectively as of June 14, 2005 and, accordingly, capitalized related costs of $299,000 and $490,000 for the three and six months ended October 31, 2005, respectively. The Company estimates that capitalization of computer software development costs will cease and amortization will commence by the fourth quarter of the year ending April 30, 2006 when the product or enhancement will be available for general release to customers. Once amortization commences, capitalized computer software development costs will be amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher annual amortization.

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
At October 31, 2005 and 2004, the effects of the assumed exercise of options to purchase 417,000 and 460,000 shares of the Company’s common stock, at prices ranging from $0.63 to $9.00 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.
Stock-Based Compensation
The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure” and, as permitted by SFAS 123, applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. No options were granted to employees in the six months ended October 31, 2005 and 2004, and the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net loss in the three and six months ended October 31, 2005 and 2004, respectively, and pro forma net loss for such periods assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2003 and amortized over the vesting period consistent with the provisions of SFAS 123. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its first quarter of fiscal 2007.
Stock Options
During the three and six months ended October 31, 2005, 17,000 options with a weighted average exercise price of $0.63 per share and 23,000 options with a weighted average exercise price of $1.45 per share were cancelled, respectively. During the three and six months ended October 31, 2004, 30,000 options with a weighted average exercise price of $2.13 per share and 33,000 options with a weighted average exercise price of $4.43 per share were cancelled, respectively. No options were granted during the six months ended October 31, 2005 and 2004. Options to purchase 417,000 and 460,000 shares of common stock were outstanding at October 31, 2005 and 2004, respectively.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Major Customers

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenue:

From unrelated customers	Two customers accounted for 21% of total revenue	Four customers accounted for 57% of total revenue	Two customers accounted for 24% of total revenue	No customer accounted for more than 10% of total revenue

From related customers	Three customers accounted for 77% of total revenue	Two customers accounted for 31% of total revenue	Three customers accounted for 71% of total revenue	One customer accounted for 75% of total revenue
As of October 31, 2005, the past due balance receivable from one unrelated, international customer totaled $1.7 million which represented 93% of total accounts receivable and 29% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. We received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. In addition, we received payments of $350,000 from June 21, 2005 through October 31, 2005 and $150,000 from November 1, 2005 through December 14, 2005 which reduced the past due balance to $1.7 million and $1.5 million at October 31, 2005 and December 14, 2005, respectively. Based on discussions with the customer, management of the Company believes that the customer’s past due payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and the missed payments will be made on an installment basis. In addition to the customer’s recent payments and the customer’s commitment to make minimum aggregate payments of $1.2 million during the twelve- month period ending October 31, 2006, management believes that improving market conditions will enable the customer to timely settle the outstanding amount. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.8 million in kit inventory related to orders from this customer as of October 31, 2005 which it will not ship to the customer until it receives substantially all of the payments due and which it could sell to other customers. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use today in several jurisdictions and is being marketed to several additional prospective customers.
Related Party Transactions
During the three months ended October 31, 2005 and 2004, revenues from all related party agreements for sales of products and services totaled $607,000 and $410,000, respectively. Related party revenues for the six months ended October 31, 2005 and 2004 were $1.3 million and $5.2 million, respectively. At October 31, 2005, accounts receivable included $2,000 from these customers. Descriptions of the transactions with the Company’s related parties for the three and six months ended October 31, 2005 and 2004 are presented below.

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
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the three and six months ended October 31, 2005 and 2004;

•	There were no accounts receivable balances from BLM at October 31, 2005; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $225,000 as of October 31, 2005.
Philippine Gaming Management Corporation
During the three and six months ended October 31, 2005 and 2004, the Company supplied terminal spare parts to Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary. The financial activities and balances related to transactions with PGMC were as follows:
•	Revenues recognized from the sale of spare parts during the three months ended October 31, 2005 and 2004 totaled $551,000 and $191,000, respectively;

•	Revenues recognized from the sale of spare parts during the six months ended October 31, 2005 and 2004 totaled $826,000 and $410,000, respectively;

•	There was deferred revenue of $297,000 on spare parts orders at October 31, 2005;

•	There were no accounts receivable balances from PGMC at October 31, 2005; and

•	There were no billings in excess of costs and earnings for contracts with PGMC at October 31, 2005.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenue totaling $33,000 was recognized on the sale of support services and software products during the three months ended October 31, 2005. For the comparable period in 2004, revenue totaling $205,000 was recognized on the sale of software products, spare parts and support services;

•	Revenue of $215,000 was recognized on the sale of software products, support services and spare parts during the six months ended October 31, 2005. For the same period in 2004, revenue totaling $4.7 million was derived from the sale of terminals, software products, spare parts and support services;

•	There was deferred revenue of $591,000 on spare parts and support services at October 31, 2005;

•	There were no accounts receivable balances from STM at October 31, 2005; and

•	Billings in excess of costs and earnings relating to the abovementioned contract amounted to $28,000 at October 31, 2005.
Natural Avenue
In January 2005, the Company received orders for various software enhancements with a total value of $180,000 from Natural Avenue, a related party from Malaysia and an affiliate of BLM. In addition, the Company provides lottery terminals, software products and support services as well as spare parts to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenues of $22,000 and $14,000 were recognized on the sale of support services and spare parts during the three months ended October 31, 2005 and 2004, respectively;

•	Revenue of $216,000 was recognized on the sale of software products, support services and spare parts during the six months ended October 31, 2005. For the comparable period in 2004, revenue totaling $41,000 was derived from the sale of support services and spare parts;

•	Accounts receivable totaled $5,000 at October 31, 2005; and

•	There were no billings in excess of costs and earnings at October 31, 2005.
Litigation
The Company was not a party to any litigation proceedings as of December 14, 2005.

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
RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
	2005	2004	Change	2005	2004	Change
Revenues
Products
Spares	$732	$1,043	$(311)	$1,343	$1,489	$(146)
Contracts	8	177	(169)	332	4,697	(4,365)

Total Products	740	1,220	(480)	1,675	6,186	(4,511)

Services
Software Support	46	44	2	91	78	13

Total Services	46	44	2	91	78	13

	$786	$1,264	$(478)	$1,766	$6,264	$(4,498)

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Spares revenue of $732,000 was principally comprised of various orders from two customers during the three months ended October 31, 2005. For the corresponding period in 2004, spares revenue of $1.0 million was derived from multiple orders from various customers. During the six months ended October 31, 2005 and 2004, spares revenues of $1.3 million and $1.5 million, respectively, were primarily attributable to multiple orders from various customers.
Contract revenues for the three months ended October 31, 2005 and 2004 were relatively insignificant. For the six months ended October 31, 2005, there was no significant revenue from contracts, while contract revenue for the comparable period in 2004 was significantly higher principally due to one terminal order of $3.9 million.
Software support revenues were relatively insignificant for the three and six months ended October 31, 2005 and 2004.
Related party revenue of $607,000 accounted for 77% of total revenue in the three months ended October 31, 2005, compared to $410,000 or 32% of total revenue in the corresponding period in 2004. For the six months ended October 31, 2005, related party revenue of $1.3 million represented 71% of total revenue, compared to $5.2 million or 83% of total revenue in 2004.
Cost of Sales and Gross Profit Analysis

	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2005		2004		2005		2004
Revenues:
Products	$740	94%	$1,220	97%	$1,675	95%	$6,186	99%
Services	46	6%	44	3%	91	5%	78	1%

Total revenues	$786	100%	$1,264	100%	$1,766	100%	$6,264	100%

Cost of sales:
Products	$710	90%	$1,223	97%	$1,552	88%	$4,276	68%
Services	38	5%	20	1%	69	4%	23	1%

Total costs of sales	$748	95%	$1,243	98%	$1,621	92%	$4,299	69%

Gross Profit:
Products	$30	4%	$(3)	0%	$123	7%	$1,910	30%
Services	8	1%	24	2%	22	1%	55	1%

Total gross profit	$38	5%	$21	2%	$145	8%	$1,965	31%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.
Overall gross profit margins were 5% for the three months ended October 31, 2005 compared to 2% for the corresponding period in 2004. The sale of spares parts generated higher margins in 2005. For the six months ended October 31, 2005, overall gross profit margins were 8% compared to 31% in the corresponding period in 2004. The significant decline in gross profit margins was principally due to decreased business activities associated with contract sales and the resulting unabsorbed production overhead expenses.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Research and Development Expenses (“R&D”)
R&D expenses for the three months ended October 31, 2005 were $18,000 compared to $453,000 in the corresponding period in 2004. For the six months ended October 31, 2005, R&D expenses were $248,000 compared to $873,000 in the corresponding period in 2004. We attribute the significant decreases to the capitalization of computer software development costs associated with a project that applies our technology in other markets. We established the technological feasibility of the project effectively as of June 14, 2005 and, accordingly, capitalized costs of $299,000 and $490,000 for the three and six months ended October 31, 2005, respectively. We anticipate that R&D expenses will remain insignificant in coming quarters due to the achievement of technological feasibility of the new product which has led to the capitalization of software development costs. We estimate that capitalization of the costs of product will cease and amortization will commence by the fourth quarter of the year ending April 30, 2006 when the product will be available for general release to our customers. In addition, we are shifting our focus from product development to sales and marketing of the product.
Selling, General and Administrative (“SG&A”)
SG&A expenses of $718,000 for the three months ended October 31, 2005 were comparatively consistent with SG&A expenses reported in the corresponding period in 2004.
For the six months ended October 31, 2005, SG&A expenses were $297,000 or 19% lower than those of the comparable period in 2004. We attribute the significant reduction to multiple factors including reduced payroll and personnel-related costs, improved cost reduction initiatives, and lower consulting fees during the first quarter of the current fiscal year.
other income (expense)
Other expense in the three and six months ended October 31, 2005 and 2004 primarily consisted of foreign exchange gains and losses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at October 31, 2005 was $1.4 million.
There was $1.7 million of accounts receivable due from a single customer, $1.2 million was included under current accounts receivable, and $482,000 was classified as a long-term receivable on the basis of the current payment schedule. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. We received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. In addition, we received payments of $350,000 from June 21, 2005 through October 31, 2005 and $150,000 from November 1, 2005 through December 14,

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
2005 which reduced the past due balance to $1.7 million and $1.5 million at October 31, 2005 and December 14, 2005, respectively. Based on discussions with the customer, management of the Company believes that the customer’s past due payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and the missed payments will be made on an installment basis. In addition to the customer’s recent payments and the customer’s commitment to make minimum aggregate payments of $1.2 million during the twelve- month period ending October 31, 2006, management believes that improving market conditions will enable the customer to timely settle the outstanding amount. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at October 31, 2005 was $1 million. In prior periods, we reported the backlog of $3.2 million was related to a contract with the customer discussed in the previous paragraph. Although the customer is contractually obligated to purchase additional terminal kits valued at $3.2 million, and the fact that we will only deliver the terminal kits upon receiving substantially all of the scheduled payments, due to the long duration of the arrangement, we opted to take a conservative posture in reducing the backlog amount.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2006, there can be no assurance that we will be able to acquire new contracts. Sources of cash through April 2006 are expected to come from at least a portion of the scheduled installment payments of $1.7 million due from the single customer as discussed in the previous paragraph and from a contract presently being negotiated. In addition, we expect to derive cash from spares revenue and contract backlog. Uses of cash will be for normal operating expenses and costs associated with contract execution.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2006. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
	2005	2004	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$46	$(67)	$113
Investing activities	(627)	(17)	(610)
Financing activities	(52)	(476)	424
Effect of exchange rate	13	(22)	35

Net decrease in cash and cash equivalents	$(620)	$(582)	$(38)

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Cash Flow Analysis — Six-Month Period Ended October 31, 2005:
Operating Activities
Net cash provided by operating activities was $46,000.
Net loss of $1.4 million was adjusted by $112,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash flow provided by operating activities.
Net cash provided by operating activities reflected positive effects of an increase in deferred revenue and a decrease in accounts receivable of $888,000 and $524,000, respectively. Increases of $43,000 in accounts payable and $35,000 in payable to our Parent company positively affected our cash position. In addition, an increase of $24,000 in accrued payroll and related taxes had a positive effect on net cash provided by operating activities.
Cash used in operating activities included decreases in billings in excess of costs and earnings on uncompleted contracts of $67,000 and other liabilities of $61,000. In addition, increases in inventory and other assets coupled with a decrease in warranty reserves further reduced cash by $49,000.
Investing and Financing Activities
During the six months ended October 31, 2005, we invested $137,000 in the construction of terminals to be used in the marketing of our technology in other industries. In addition, we capitalized an amount of $490,000 which represented costs incurred internally to create a computer software product utilizing our technology in other markets .
With respect to financing activities, payment of short-term note payable reduced our cash position by $52,000.
Cash Flow Analysis — Six-Month Period Ended October 31, 2004:
Operating activities
During the first six months of prior fiscal year 2005, we used $67,000 in operating activities.
Net loss of $487,000 was adjusted by $278,000 of noncash charges including depreciation and amortization, loss on disposal of equipment and warranty reserve expense to arrive at net cash flow used in operating activities.
Decreases in accounts receivable and inventory provided $1.2 million and $547,000 of cash, respectively. Increases in accrued payroll and related taxes, warranty reserves and liability to our Parent company provided $79,000 of cash.
Decreases in billings in excess of costs and earnings on uncompleted contracts and accounts payable used $1.1 million and $382,000 of cash, respectively. Reductions in other liabilities further decreased our cash by $208,000.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Financing and investing activities
We invested $17,000 in computer and office equipment during the six months ended October 31, 2004. In addition, payment of short-term note payable reduced our cash position by $476,000.
Capital Resources
As of October 31, 2005, there were no unused credit facilities. With respect to capital expenditures, we expect that the project for which software costs are being capitalized will be completed by the end of the third quarter of the year ending April 30, 2006.
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
We recorded foreign currency translation losses of $7,000 and $34,000 for the three months ended October 31, 2005 and 2004. For the six months ended October 31, 2005, we recorded foreign currency translation gain of $13,000 compared to foreign currency translation loss of $22,000 in the corresponding period in 2004. The foreign currency translation gains and losses were accounted for as decreases and increases, respectively, in the other accumulated loss component of shareholders’ equity.
Subsequent Events
On December 9, 2005, the Company signed a contract with its related-party customer, Philippine Gaming Management Corporation, to provide a complete lottery system including central system hardware and DataTrak ® software along with 2,000 online terminals. The first shipment of terminals is scheduled for delivery in May 2006 while installation of the new lottery system is scheduled for September 2006. Total contract value is approximately $10.0 million.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of design and operation of our disclosure controls and procedures as of October 31, 2005. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
Changes In Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
We continue to document procedures and to enhance controls in our comprehensive effort to comply with the Sarbanes-Oxley Act of 2002. Under the latest extension, non-accelerated filers have to comply with the Section 404 provisions of the Act for the first fiscal year ending on or after July 15, 2007. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the attestation requirements for the fiscal year ending April 30, 2008.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Part II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company was not a party to any litigation proceedings as of December 14, 2005.
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
Date: December 15, 2005