Form 10QSB
period 2006-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2006-03-17
CIK 354813

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.
As of March 16, 2006, 12,943,000 shares of common stock were outstanding. Transitional Small Business Disclosure Format (check one):
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART I            FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,562
Accounts receivable, net of long-term portion	1,841
Inventories	2,652
Other current assets	271

Total current assets	7,326
Long-term portion of accounts receivable	182
Equipment, furniture and fixtures, net	451
Capitalized computer software development costs	806
Other noncurrent assets	100

Total assets	$8,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288
Short-term note payable	67
Deferred revenue	734
Billings in excess of costs and estimated earnings on uncompleted contracts	4,304
Accrued payroll and related taxes	344
Warranty reserves	373
Payable to Parent	225
Other current liabilities	203

Total current liabilities	6,538

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(53,760)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(263)

Total shareholders’ equity	2,327

Total liabilities and shareholders’ equity	$8,865

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues:

Sales of products	$636	$1,978	$2,311	$8,164
Services	44	139	134	217

	680	2,117	2,445	8,381

Cost of sales:

Cost of product sales	435	1,332	1,987	5,608
Cost of services	7	48	75	71

	442	1,380	2,062	5,679

Gross profit	238	737	383	2,702

Research and development expenses	29	356	277	1,229
Selling, general and administrative expenses	662	756	1,963	2,354

Loss from operations	(453)	(375)	(1,857)	(881)

Other income (expense):
Interest income	17	7	24	13
Interest expense	(16)	—	(4)	—
Other	(2)	16	(20)	29

Net loss	$(454)	$(352)	$(1,857)	$(839)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.14)	$(0.06)

Shares used in computation of net loss per share:
Basic and diluted	12,943	12,943	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,857)	$(839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126	152
Bad debt expense	18	—
Loss on disposal of equipment	—	41
Warranty reserve expense	1	189
Changes in operating assets and liabilities:
Accounts receivable	304	2,080
Inventories	(96)	550
Other assets	(171)	36
Accounts payable	(29)	(689)
Deferred revenue	734	—
Billings in excess of costs and estimated earnings on uncompleted contracts	3,892	(1,297)
Accrued payroll and related taxes	(203)	(54)
Warranty reserves	(10)	41
Payable to Parent	35	53
Other liabilities	(36)	(180)

Net cash provided by operating activities	2,708	83

Cash flows from investing activities:
Additions to equipment	(284)	(17)
Additions to capitalized computer software development costs	(806)	—

Net cash used in investing activities	(1,090)	(17)

Cash flows from financing activities — Payment of short-term note payable	(54)	(763)

Effect of exchange rate changes on cash and cash equivalents	13	(42)

Increase (decrease) in cash and cash equivalents	1,577	(739)
Cash and cash equivalents at beginning of period	985	2,097

Cash and cash equivalents at end of period	$2,562	$1,358

Supplemental cash flow information:
Cash paid for income taxes	$7	$6
See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
International Lottery & Totalizator Systems, Inc. (“ILTS” or, together with its subsidiaries, the “Company”) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global online lottery and pari-mutuel racing industries. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct online lotteries. The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to six months lead time before delivery of hardware begins.
Berjaya Lottery Management (H.K.) Ltd. (“BLM” or the “Parent”) owns 71.4% of the outstanding voting stock of ILTS.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.
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
We did not have any facility management agreements as of or during the nine months ended January 31, 2006 or during fiscal 2005, although we have had them at certain times in previous fiscal years.

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
Based on its evaluation as of January 31, 2006, the Company did not record an allowance.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at May 1, 2005	$382
Additional reserves	1
Charges incurred	(10)

Balance at January 31, 2006	$373

Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right of return, except for defective products. Estimated reserves for warranty obligations are accrued as follows:
1.	Contracts — Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:
a.	Hardware -The warranty phase for terminals or terminal kits commences upon shipment and can extend from six months to 12 months depending on the contract terms.

b.	Software — The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.
2.	Spares — Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Income Taxes and Valuation Allowance
The Company accounts for income taxes pursuant to the asset and liability method. This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
Comprehensive Income (loss)
The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Amounts in thousands)	2006	2005	2006	2005
Net loss	$(454)	$(352)	$(1,857)	$(839)
Foreign currency translation adjustment	—	(20)	13	(42)

Comprehensive loss	$(454)	$(372)	$(1,844)	$(881)

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

January 31,
(Amounts in thousands)	2006
Raw materials and subassemblies	$2,317
Work-in-process	145
Finished goods	190

$2,652

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
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company established the technological feasibility of a computer software development project that applies our technology in other markets effectively as of June 14, 2005 and, accordingly, capitalized related costs of $316,000 and $806,000 for the three and nine months ended January 31, 2006, respectively. The Company determined that capitalization of computer software development costs ceased at the end of the third quarter of fiscal 2006, and amortization will commence by the fourth quarter of fiscal 2006 when the product or enhancement will be available for general release to customers. Once

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
amortization commences, capitalized computer software development costs will be amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher annual amortization.
Short-Term Note Payable
As of January 31, 2006, the Company has a $67,000 short-term note payable with a vendor. Payments are made on a bi-weekly basis. Interest expense has been accrued at the rate of 6% per annum.
Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.
At January 31, 2006 and 2005, the effects of the assumed exercise of options to purchase 417,000 and 440,000 shares of the Company’s common stock, at prices ranging from $0.63 to $4.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.
Stock-Based Compensation
The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure” and, as permitted by SFAS 123, applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for employee stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant. Options granted to non-employees are recorded at fair value in accordance with SFAS 123. No options were granted to employees in the nine months ended January 31, 2006 and 2005, and the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net loss in the three and nine months ended January 31, 2006 and 2005, respectively, and pro forma net loss for such periods assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2003 and amortized over the vesting period consistent with the provisions of SFAS 123. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its first quarter of fiscal 2007.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Stock Options
During the three months ended January 31, 2006, no options were cancelled. During the nine months ended January 31, 2006, 23,000 options with a weighted average exercise price of $1.45 per share were cancelled. During the three and nine months ended January 31, 2005, 20,000 options with a weighted average exercise price of $9.00 per share and 53,000 options with a weighted average exercise price of $6.13 per share were cancelled, respectively. No options were granted during the nine months ended January 31, 2006 and 2005. Options to purchase 417,000 shares of common stock at a weighted average exercise price of $1.79 per share and 440,000 shares of common stock at a weighted average exercise price of $1.77 per share were outstanding at January 31, 2006 and 2005, respectively.
Major Customers

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenue:

From unrelated customers	One customer accounted for 33% of total revenue	One customer accounted for 46% of total revenue	One customer accounted for 11% of total revenue	One customer accounted for 12% of total revenue

From related customers	Two customers accounted for 49% of total revenue	Three customers accounted for 34% of total revenue	Two customers accounted for 56% of total revenue	One customer accounted for 59% of total revenue
As of January 31, 2006, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $1.4 million which represented 69% of total accounts receivable and 16% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal of 2004. During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the outstanding balance. We received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. In addition, we received payments of $650,000 from June 21, 2005 through January 31, 2006 and $150,000 from February 1, 2006 through March 16, 2006 which reduced the past due balance to $1.4 million and $1.2 million at January 31, 2006 and March 16, 2006, respectively. Based on discussions with the customer, management of the Company believes that the customer’s past due payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make minimum aggregate payments of $1.2 million during the twelve-month period ending January 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Additionally, the Company had approximately $1.8 million in kit inventory related to orders from this customer as of January 31, 2006 which it will not ship to the customer until it receives substantially all of the payments due and which it could sell to other customers. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use today in several jurisdictions and is being marketed to several additional prospective customers.
Related Party Transactions
During the three months ended January 31, 2006 and 2005, revenues from all related party agreements for sales of products and services totaled $347,000 and $710,000, respectively. Related party revenues for the nine months ended January 31, 2006 and 2005 were $1.6 million and $5.9 million, respectively. At January 31, 2006, accounts receivable included $605,000 from these customers. Descriptions of the transactions with the Company’s related parties for the three and nine months ended January 31, 2006 and 2005 are presented below.
Berjaya Lottery Management (H.K.) Ltd.
In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.4% of ILTS’s outstanding voting stock. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.
Over time the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the three and nine months ended January 31, 2006 and 2005;

•	There were no accounts receivable balances from BLM at January 31, 2006; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $225,000 as of January 31, 2006.
Philippine Gaming Management Corporation
On December 9, 2005, the Company signed a contract with Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, to provide a complete lottery system including central system hardware and DataTrak ® software along with 2,000 online terminals. The first shipment of terminals is scheduled for delivery in May 2006 while installation of the new lottery system is scheduled for October 2006. Total contract value is approximately $10.0 million.
During the three and nine months ended January 31, 2006 and 2005, the Company performed lottery system development work and supplied terminal spare parts to PGMC. The financial activities and balances related to transactions with PGMC were as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
•	Revenues recognized on the performance of lottery system development and sale of spare parts during the three months ended January 31, 2006 and 2005 totaled $225,000 and $234,000, respectively;

•	Revenues recognized on the performance of lottery system development and sale of spare parts during the nine months ended January 31, 2006 and 2005 totaled $1.1 million and $644,000, respectively;

•	There was deferred revenue of $173,000 on spare parts orders at January 31, 2006;

•	Accounts receivable totaled $603,000 at January 31, 2006; and

•	Billings in excess of costs and earnings relating to the abovementioned contract totaled $4.0 million at January 31, 2006 due to a significant down payment received at the execution of the contract.
Sports Toto Malaysia
On November 17, 2005, the Company received a software enhancement order with a value of $210,000 from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the software product is expected to be completed in the second quarter of fiscal 2007.
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
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenue totaling $108,000 was recognized on the sale of software products, support services and spare parts during the three months ended January 31, 2006. For the comparable period in 2005, revenue totaling $251,000 was recognized on the sale of software products, support services and spare parts;

•	Revenue of $324,000 was recognized on the sale of software products, support services and spare parts during the nine months ended January 31, 2006. For the same period in 2005, revenue totaling $5.0 million was derived from the sale of terminals, software products, support services and spare parts;

•	There was deferred revenue of $561,000 on spare parts and support services at January 31, 2006;

•	There were no accounts receivable balances from STM at January 31, 2006; and

•	Billings in excess of costs and earnings relating to the abovementioned contract totaled $238,000 at January 31, 2006.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Natural Avenue
In January 2005, the Company received orders for terminals, related hardware products and various software enhancements with a total value of $430,000 from Natural Avenue, a related party from Malaysia and an affiliate of BLM. In addition, the Company provides lottery terminals, software products and support services as well as spare parts to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenues of $14,000 and $225,000 were recognized on the sale of lottery terminals, support services and spare parts during the three months ended January 31, 2006 and 2005, respectively;

•	Revenue of $229,000 was recognized on the sale of software products, support services and spare parts during the nine months ended January 31, 2006. For the comparable period in 2005, revenue totaling $266,000 was derived from the sale of lottery terminals, support services and spare parts;

•	Accounts receivable totaled $5,000 at January 31, 2006; and

•	There were no billings in excess of costs and earnings at January 31, 2006.
Litigation
The Company was not a party to any litigation proceedings as of March 16, 2006.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(Amounts in thousands)	2006	2005	Change	2006	2005	Change
Revenues
Products
Spares	$234	$665	$(431)	$1,577	$2,154	$(577)
Contracts	402	1,313	(911)	734	6,010	(5,276)

Total Products	636	1,978	(1,342)	2,311	8,164	(5,853)

Services
Software Support	44	139	(95)	134	217	(83)
Total Services	44	139	(95)	134	217	(83)

	$680	$2,117	$(1,437)	$2,445	$8,381	$(5,936)

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Spares revenue for the three months ended January 31, 2006 was $234,000 compared to $665,000 for the corresponding period in 2005. For the nine months ended January 31, 2006, spares revenue was $1.6 million compared to $2.2 million in 2005. The decline in spares revenue in fiscal 2006 is due to reduced demand for spare parts. We derived spares revenue from various customers on the shipment of multiple spares orders.
Contract revenue for the three months ended January 31, 2006 was $402,000 compared to $1.3 million in the comparable period in 2005. The decline in contract revenue in fiscal 2006 was principally due to limited lottery system development work. For the nine months ended January 31, 2006, contract revenue was $734,000 compared to $6.0 million in the comparable period in 2005. We generated higher contract revenue in fiscal 2005 due to one lottery terminal order of $3.9 million and increased sale of software products.
Software support revenues remained relatively insignificant for the three and nine months ended January 31, 2006 and 2005.
Related party revenue of $347,000 accounted for 51% of total revenue in the three months ended January 31, 2006, compared to $710,000 or 34% of total revenue in the corresponding period in 2005. For the nine months ended January 31, 2006, related party revenue of $1.6 million accounted for 65% of total revenue, compared to $5.9 million or 70% of total revenue in 2005.
Cost of Sales and Gross Profit Analysis

	Three Months Ended				Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2006		2005		2006		2005
Revenues:
Products	$636	94%	$1,978	93%	$2,311	95%	$8,164	97%
Services	44	6%	139	7%	134	5%	217	3%

Total revenues	$680	100%	$2,117	100%	$2,445	100%	$8,381	100%

Cost of sales:
Products	$435	64%	$1,332	63%	$1,987	81%	$5,608	67%
Services	7	1%	48	2%	75	3%	71	1%

Total costs of sales	$442	65%	$1,380	65%	$2,062	84%	$5,679	68%

Gross Profit:
Products	$201	30%	$646	31%	$324	13%	$2,556	30%
Services	37	5%	91	4%	59	3%	146	2%

Total gross profit	$238	35%	$737	35%	$383	16%	$2,702	32%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Overall gross profit margins remained consistent at 35% for the three months ended January 31, 2006 and 2005. For the nine months ended January 31, 2006, overall gross profit margins were 16% compared to 32% in the corresponding period in 2005. While spares and contract revenues were lower than those recorded in fiscal 2005, they generated higher gross profit margins in 2006. However, the higher gross profit margins in spares and contract sales achieved in 2006 were significantly reduced by increased unabsorbed production overhead expenses resulting from limited business activities associated with contract sales.
Research and Development Expenses (“R&D”)
R&D expenses for the three months ended January 31, 2006 were $29,000 compared to $356,000 in the corresponding period in 2005. For the nine months ended January 31, 2006, R&D expenses were $277,000 compared to $1.2 million in the corresponding period in 2005. We attribute the significant decreases to the capitalization of computer software development costs associated with a project that applies our technology in other markets. We established the technological feasibility of the project effectively as of June 14, 2005 and, accordingly, capitalized costs of $316,000 and $806,000 for the three and nine months ended January 31, 2006, respectively. We anticipate that R&D expenses will remain relatively insignificant in coming quarters due to the achievement of technological feasibility of the new product which has led to the capitalization of software development costs. We determined that capitalization of the costs of product ceased at the end of the third quarter of fiscal 2006, and amortization will commence by the fourth quarter of fiscal 2006 when the product will be available for general release to our customers. In addition, we are shifting our focus from product development to sales and marketing of the product.
Selling, General and Administrative (“SG&A”)
SG&A expenses for the three months ended January 31, 2006 were $662,000 compared to $756,000 in the same period in 2005. For the nine months ended January 31, 2006, SG&A expenses were $391,000 or 17% lower than those of the comparable period in 2005. We attribute the significant reduction to the rationalization and streamlining of operations including reduced payroll and personnel-related costs, improved cost reduction initiatives, reduced marketing expenses and lower consulting fees.
OTHER INCOME (EXPENSE)
Other income and expense in the three and nine months ended January 31, 2006 and 2005 primarily consisted of interest income, interest expense and foreign exchange gains and losses. We derived interest income from our cash balances. Interest expense for 2006 reflects accrued interest on the short-term note payable issued in the third quarter of 2004.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at January 31, 2006 was $788,000.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
As of January 31, 2006, there was $1.4 million of accounts receivable due from a single customer, of which $1.2 million was included under current accounts receivable, and $182,000 was classified as a long-term receivable on the basis of the current payment schedule. Such receivables arose in the fourth quarter of 2003 and the first quarter of 2004. We received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. In addition, we received payments of $650,000 from June 21, 2005 through January 31, 2006 and $150,000 from February 1, 2006 through March 16, 2006 which reduced the past due balance to $1.4 million and $1.2 million at January 31, 2006 and March 16, 2006, respectively. Based on discussions with the customer, management of the Company believes that the customer’s past due payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and the missed payments will be made on an installment basis. In addition to the customer’s recent payments and the customer’s commitment to make minimum aggregate payments of $1.2 million during the twelve- month period ending January 31, 2007, management believes that improving market conditions will enable the customer to timely settle the outstanding amount. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at January 31, 2006 was $10.1 million primarily from one contract with a related party. Of this amount, $3.6 million has been received as a down payment at the signing of the contract. The remaining amount of $6.5 million will be received upon completion of contract milestones. We expect to fulfill the contract milestones and receive payments over the next ten months. In addition, sources of cash through April 2006 are expected to come from at least a portion of the scheduled installment payments of $1.4 million due from the single customer as discussed in the previous paragraph. Additional cash is expected to be derived from spares revenue. Uses of cash will be for normal operating expenses and costs associated with contract execution.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2006, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2007. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
The following table summarizes our cash flow activities:

	Nine Months Ended
	January 31,	January 31,	Increase
(Amounts in thousands)	2006	2005	(Decrease)
Condensed cash flow comparative:
Operating activities	$2,708	$83	$2,625
Investing activities	(1,090)	(17)	(1,073)
Financing activities	(54)	(763)	709
Effect of exchange rate	13	(42)	55

Net increase (decrease) in cash and cash equivalents	$1,577	$(739)	$2,316

Cash Flow Analysis — nine-Month Period Ended January 31, 2006:
Operating Activities
Net cash provided by operating activities was $2.7 million.
Net loss of $1.9 million was adjusted by $145,000 of noncash charges including depreciation and amortization, bad debt expense and warranty reserve expense to arrive at net cash provided by operating activities.
Net cash provided by operating activities reflected positive effects of the following factors:
▪	Increase of $3.9 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Increase of $734,000 in deferred revenue;

▪	Decrease of $304,000 in accounts receivable; and

▪	Increase of $35,000 in payable to our Parent company.
Net cash provided by operating activities reflected negative effects of the following factors:
▪	Decrease of $203,000 in accrued payroll and related taxes;

▪	Increase of $171,000 in other assets;

▪	Increase of $96,000 in inventory;

▪	Decrease of $36,000 in other liabilities; and

▪	Decreases of $29,000 and $10,000 in accounts payable and warranty reserves, respectively.
Investing and Financing Activities
During the nine months ended January 31, 2006, we invested $284,000 in computer equipment and construction of terminals to be used in the marketing of our technology in other industries. In addition, we capitalized an amount of $806,000 which represented costs incurred internally to develop a computer software product determined to be technologically feasible in June 2005 .
With respect to financing activities, payment of a short-term note payable reduced our cash position by $54,000.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Cash Flow Analysis — nine-Month Period Ended January 31, 2005:
Operating activities
During the first nine months of prior fiscal year 2005, net cash provided by operating activities was $83,000.
Net loss of $839,000 was adjusted by $382,000 of noncash charges including depreciation and amortization, loss on disposal of equipment and warranty reserve expense to arrive at net cash provided by operating activities.
Net cash provided by operating activities reflected positive effects of the following factors:
▪	Decrease of $2.1 million in accounts receivable;

▪	Decrease of $550,000 in inventories;

▪	Increase of $53,000 in the liability to our Parent company;

▪	Decrease of $36,000 in other assets; and

▪	Increase of $41,000 in warranty reserves, respectively.
Net cash provided by operating activities reflected negative effects of the following factors:
▪	Decrease of $1.3 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Decrease of $689,000 in accounts payable;

▪	Decrease of $180,000 in other liabilities; and

▪	Decrease of $54,000 in accrued payroll and related taxes.
Financing and investing activities
We invested $17,000 in computer and office equipment during the nine months ended January 31, 2005. In addition, payment of the short-term note payable reduced our cash position by $763,000.
Capital Resources
As of January 31, 2006, there were no unused credit facilities. With respect to capital expenditures, we determined that the project for which software costs were being capitalized was completed as of January 31, 2006.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
We did not record any foreign currency translation gains or losses during the three months ended January 31, 2006. During the three months ended January 31, 2005, we recorded foreign currency translation losses of $20,000. For the nine months ended January 31, 2006, we recorded foreign currency translation gains of $13,000 compared to foreign currency translation losses of $42,000 in the corresponding period in 2005. The foreign currency translation gains and losses were accounted for as decreases and increases, respectively, in the other accumulated loss component of shareholders’ equity.
Subsequent Events
On February 26, 2006, the Company announced that Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri that will use technology developed by ILTS’s wholly owned subsidiary, Unisyn Solutions. ES&S will provide more than 300 InkaVote Precinct Ballot Counters (“PBC”) and related software and services for use in Jackson County. Delivery is scheduled for June 2006.
In consideration of a profit sharing formula, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. ES&S agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider, and manufacturer of the PBC and PBC software.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of design and operation of our disclosure controls and procedures as of January 31, 2006. Based on the foregoing, our Acting Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
Changes In Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Part II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was not a party to any litigation proceedings as of March 16, 2006.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Dated: March 17, 2006	/s/ Steven J. Schwickert
Steven J. Schwickert
Acting President

/s/ T. Linh Nguyen
T. Linh Nguyen
Acting Chief Financial Officer