Form 10KSB
period 2006-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2006-07-26
CIK 354813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 0-10294
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	95-3276269
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2131 Faraday Avenue
Carlsbad, California	92008-7205
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (760) 931-4000
Registrant’s home page http://www.ilts.com
Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)
Common Shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of Exchange Act. ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)☐
Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 25, 2006 was approximately $1,221,560. Revenues for the year ended April 30, 2006 were $3,444,830.

Number of common shares outstanding at July 25, 2006 was 12,943,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for 2006 Annual Meeting of Stockholders: Part III
Transitional Small Business Disclosure Format Yes ☐ No ☑
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

i

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
The terms “ILTS,” “the Company,” “we,” “our,” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.
Organizational History
ILTS is a leading supplier of computerized wagering systems for the online lottery and pari-mutuel racing industries. Our company was founded in 1978 and completed an initial public offering in 1981. Our operations and corporate headquarters are located in Southern California. We also have sales operations in Australia.
Business Overview
Lottery and Pari-Mutuel Business
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Voting Business
In recent years, we have devoted significant resources to developing a certified and end-to-end optical scan voting system consisting of the Inkavote Plus Precinct Ballot Counter and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in a single compact unit. These efforts leverage our extensive experience to develop highly secure, mission-critical solutions that meet all Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements, as of April 30, 2006, at a much lower cost than direct-recording electronic or touch screen systems. In addition, our voting system offers the following features:
•	High level of security and vote encryption ensure integrity and voter privacy;

•	Electronic and paper audit trails offer added security and redundancy for recounts;

•	Poll workers require minimal training to set-up and operate;

•	Require minimal voter re-education; and

•	Capability to tally results in real time.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
In addition to two families of full feature terminals, we offer a completely portable, battery-powered terminal called the Passport II for mobile applications. This terminal can be equipped with mobile wireless modems to enable true online selling in remote areas or temporary venues where a full-featured terminal is not practical.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
Additionally, we offer software modifications and enhancements to satisfy specific customer requirements.
Voting System Products
The InkaVote Plus optical scan voting system is a unique application consisting of the Precinct Ballot Counter (“PBC”) and the Election Management Software (“EMS”). It provides a quick and cost-effective path to the replacement of pre-scored card voting systems. With minimal expense, voting jurisdictions can upgrade to a field-proven optical mark system that eliminates the vagaries and controversies of punch cards and provides a permanent physical record of voter choices. InkaVote utilizes a newly designed vote recorder that functions exactly the same as the punch card systems. However, it replaces the punch with the stylus, thereby, eliminating the controversies and maintaining the traditional vote experience. The completed ballot card provides a permanent physical record of voter choices, and accommodates traditional recounting procedures.
Precinct Ballot Counter
The PBC, designed to read and validate ballots, is a precinct based optical scan device which includes a color touch screen operator interface, InkaVote ballot reader and validator, and precinct report printer. With an integrated ADA compliant voting station, special needs voters may cast their ballots independently and privately through a variety of methods, including wheelchair access, portable voter recorders and audio assistance through earphones and special keyboards.
The PBC’s set up is fast and simple with minimal assembly and interface required. Poll workers need no special knowledge to set up or operate the system. Election officials can quickly prepare polls and train poll workers.
Election Management Software
The EMS, consisting of the Ballot Data Generator and the Vote Tabulator software applications that work together to perform the following functions:
•	Defines and configures an election;

•	Programs the Inkavote Plus PBC’s;

•	Provides camera ready ballot pages in PDF format;

•	Compiles and tabulates vote results; and

•	Generate required reports.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
It provides complete control of each step of the election process from ballot layout to report generation. It utilizes streamlined menus and prompts to provide maximum flexibility and customization while guiding the user through every step in the process. The system has multilingual capabilities and supports numerous languages in both standard and audible ballots. The EMS creates the election specific database from information that can be imported manually and/or from an .XML file.
Product Markets
Revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with foreign customers. As of April 30, 2006, our equipment has been delivered and installed in Australia, Belgium, Brazil, China, Denmark, the Dominican Republic, England, Finland, France, Hong Kong, India, Macau, Malaysia, the Netherlands, Norway, Papua New Guinea, the Philippines, Singapore, Swaziland, Sweden, the Ukraine, and the United States.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Materials and Suppliers
For terminal components and spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier. Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability.
For the year ended April 30, 2006, four vendors accounted for approximately 60% of our central system component and raw material purchases. For the year ended April 30, 2005, four vendors accounted for approximately 67% of our raw material purchases.
Dependence Upon A Few Customers
Our business to date has been dependent on major contracts from a specific pool of lottery operators. Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.
For the year ended April 30, 2006, no unrelated customer accounted for more than 10% of total revenue, while two customers related to ILTS accounted for 66% of total revenue. For the year ended April 30, 2005, two unrelated customers accounted for 25% of total revenue, while two customers related to ILTS accounted for 60% of total revenue.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
Employees
As of April 30, 2006, we had 37 employees worldwide on a full-time equivalent basis. We have no employees that are members of labor unions. We believe our relationship with our employees is satisfactory.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 2. DESCRIPTION OF PROPERTY
Our headquarter facilities in Carlsbad, California consist of approximately 24,791 square feet of leased office, warehouse and manufacturing space. The lease on this facility expired in January 2006. In February 2006, the Carlsbad facility lease was extended for twelve months. Either the Company or the lessor has the option to terminate the lease upon delivering a 120-day written notice.
ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any litigation proceedings as of April 30, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2006, there were 12,943,000 common shares outstanding and approximately 985 shareholders of record. Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.4% of the total outstanding shares while ILTS’s management owned 1%.
Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM are affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for July 25, 2006, of $0.33 per share.

	Market Price of ILTS
	Common Stock
	High	Low
Fiscal Year Ended April 30, 2006
First Quarter	$0.67	$0.34
Second Quarter	0.52	0.34
Third Quarter	0.48	0.30
Fourth Quarter	0.51	0.33

Fiscal Year Ended April 30, 2005
First Quarter	$0.44	$0.18
Second Quarter	0.50	0.20
Third Quarter	0.41	0.21
Fourth Quarter	0.40	0.22

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
We did not have any facility management agreements as of or during the years ended April 30, 2006 and 2005, although we have had them at certain times in previous fiscal years.
Allowance for Doubtful Accounts
The estimate for the allowance for doubtful accounts is based upon our company’s historical bad debt experience with individual customers and any known specific issues or disputes that exist as of the balance sheet date.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right to return, except for defective products. Estimated reserves for warranty obligations are accrued as follows:
1.	Contracts — Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:
a.	Hardware – The warranty phase for terminals or terminal kits commences upon shipment and can extend from six months to 12 months depending on the contract terms.

b.	Software – The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.
2.	Spares – Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential returns.
Valuation of Deferred Tax Assets
We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation as of April 30, 2006 and 2005.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Results of Operations
Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,	April 30,
Revenues	2006	2005
Products:
Contracts	$1,108	$6,917
Spares	2,159	2,466

Total Products	3,267	9,383

Services:
Software Support	178	283

Total Services	178	283

	$3,445	$9,666

Significant fluctuations in year-to-year revenue are expected in the gaming industry. Individual contracts are generally of considerable value, and the timing of contracts or sales of spare parts does not occur in a predictable trend. Contracts from the same customer generally do not recur in the short-term. Accordingly, comparative results between periods are not indicative of trends in contract revenue.
Spares revenue for the year ended April 30, 2006 was $2.2 million compared to $2.5 million for fiscal 2005. The decline in spares revenue in fiscal 2006 is due to reduced demand for spare parts. We derived spares revenue from various customers on the shipment of multiple spares orders.
Contract revenue for the year ended April 30, 2006 was $1.1 million compared to $6.9 million for fiscal 2005. We generated higher contract revenue in fiscal 2005 due to one lottery terminal order of $3.9 million and increased sale of software products. In addition, the decline in contract revenue in fiscal 2006 was due to limited contract activities.
Software support revenues remained relatively insignificant for the years ended April 30, 2006 and 2005.
Related party revenue of $2.5 million accounted for 73% of total revenue in the year ended April 30, 2006, compared to $6.2 million or 64% of total revenue in the year ended April 30, 2005.
Cost of Sales and Gross Profit Analysis

	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2006		2005
Revenues:
Products	$3,267	95%	$9,383	97%
Services	178	5%	283	3%

Total revenues	$3,445	100%	$9,666	100%

Cost of sales:
Products	$3,129	91%	$6,710	70%
Services	81	2%	106	1%

Total costs of sales	$3,210	93%	$6,816	71%

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Gross profit:
Products	$138	4%	$2,673	27%
Services	97	3%	177	2%

Total gross profit	$235	7%	$2,850	29%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between periods are not indicative of trends in gross profit margin.
During the year ended April 30, 2006, overall gross profits were 7% compared to 29% in fiscal 2005. While spares and contract revenues were lower than those recorded in fiscal 2005, they generated higher gross profit margins in 2006. However, the higher gross profit margins in spares and contract sales achieved in 2006 were significantly reduced by the increase in software labor, amortization of capitalized software development costs and other expenses related to the voting product.
Other Operating Expenses Analysis

	Years Ended
	April 30, 2006		April 30, 2005
		%		%
(Amounts in thousands)	$	of Revenue	$	of Revenue
Research and Development	$349	10%	$1,549	16%
Selling, General and Administrative	2,278	66%	3,128	32%

Other Operating Expenses	$2,627	76%	$4,677	48%

Research and Development Expenses (“R&D”)
For the year ended April 30, 2006, R&D expenses were $349,000 compared to $1.5 million in fiscal 2005. We attribute the significant decreases to the capitalization of computer software development costs associated with a product that applies our technology in the voting industry. We established the technological feasibility of the product effectively as of June 14, 2005 and, accordingly, capitalized related costs of $806,000 for year ended April 30, 2006. We determined that capitalization of computer software development costs had to cease and amortization commenced at the end of the third quarter of fiscal 2006, when the product became available for general release to customers. We anticipate that R&D expenses will remain relatively insignificant in coming quarters due to the achievement of technological feasibility of the new product which has led to the capitalization and amortization of the software development costs. In addition, we are shifting our focus from product development to sales and marketing of the product.
Selling, General and Administrative (“SG&A”)
SG&A expenses for the year ended April 30, 2006 were $2.3 million compared to $3.1 million for fiscal 2005. We attribute the significant reduction of 27% in SG&A expenses to the rationalization and streamlining of operations including reduced payroll and personnel-related costs, improved cost reduction initiatives, reduced marketing expenses and lower consulting fees. We recorded $18,000 and $148,000 as charges to bad debt expense during the years ended April 30, 2006 and 2005, respectively. We anticipate that SG&A expenses will remain relatively constant in fiscal year 2007.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Other Income (Expense)
Other income and expense in the years ended April 30, 2006 and 2005 primarily consisted of interest and dividend income and interest expense. We derived interest and dividend income from our short-term investments and cash balances. Interest expense in the year ended April 30, 2006 reflects accrued interest on the short-term note payable issued in the third quarter of 2004.
Of the $58,000 in other income in the year ended April 30, 2005, $17,000 was attributable to the recognition of cumulative foreign currency translation gain upon dissolution of the subsidiary in the United Kingdom.
Liquidity and Capital Resources
Liquidity
Our net working capital at April 30, 2006 was $689,000.
As of April 30, 2006 and 2005, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $1.1 million and $2.1 million which represented 33% and 89% of total accounts receivable and 9% and 33% of total assets, respectively. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006 and $50,000 from May 1, 2006 through June 1, 2006 which reduced the past due balance to $1.1 million at both April 30, 2006 and June 1, 2006.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $1.1 million by April 30, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.9 million and $2.0 million in kit inventory related to orders from this customer as of April 30, 2006 and 2005, respectively, which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers.
Contract backlog at April 30, 2006 was $14.8 million. Of this amount, $9.6 million will be derived from one $10.0 million contract with a related party. In relation to this contract, $7.0 million has been received as a down payment at the signing of the contract and completion of various contract milestones. The remaining amount of $3.0 million will be received upon completion of outstanding contract milestones. We expect to fulfill the contract milestones and receive payments over the period from May 1, 2006 to November 30, 2006.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Of the foregoing $14.8 million in contract backlog, approximately $5.0 million will be derived from the secured voting contracts. On February 26, 2006, we announced that our partner, Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri and will use technology developed by ILTS’s wholly owned subsidiary, Unisyn Solutions, Inc. In addition, on May 1, 2006, we announced that ES&S has signed a contract with Los Angeles County to supply the Precinct Ballot Counters (“PBC”) and related software and services. In consideration of a profit sharing formula, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.
In addition, sources of cash through April 2007 are expected to come from at least a portion of the scheduled installment payments of $1.1 million due from the single customer as discussed in the previous paragraph. Additional cash is expected to be derived from spares revenue. Uses of cash will be for normal operating expenses and costs associated with contract execution.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2007, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2007. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	April 30,	April 30,	Increase
(Amounts in thousands)	2006	2005	(Decrease)
Condensed cash flow comparative:
Operating activities	$4,772	$(210)	$4,982
Investing activities	(5,167)	(34)	(5,133)
Financing activities	(79)	(804)	725
Effect of exchange rate	1	(64)	65

Net increase (decrease) in cash and cash equivalents	$(473)	$(1,112)	$639

Cash Flow Analysis – Year Ended April 30, 2006:
Operating Activities
Net cash provided by operating activities was $4.8 million.
Net loss of $2.3 million was adjusted by $394,000 of noncash charges including depreciation and amortization, bad debt expense and warranty reserve expense to arrive at net cash provided by operating activities.
Net cash provided by operating activities reflected positive effects of the following factors:
▪	Increase of $8.0 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Increase of $551,000 in deferred revenue;

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
▪	Increase of $48,000 in payable to our Parent company; and

▪	Increase of $36,000 in accounts payable.
Net cash provided by operating activities reflected negative effects of the following factors:
▪	Increase of $1.1 million in accounts receivable;

▪	Increase of $364,000 in other current assets;

▪	Decrease of $161,000 in accrued payroll and related taxes;

▪	Decrease of $152,000 in other liabilities;

▪	Increase of $117,000 in inventory; and

▪	Decrease of $9,000 in warranty reserves.
Investing and Financing Activities
We had $4.1 million of net purchases of short-term investments and invested $311,000 in computer equipment and construction of terminals to be used in the marketing of our technology in the voting industry. In addition, we capitalized $806,000 which represented costs incurred internally to develop a computer software product determined to be technologically feasible in June 2005.
With respect to financing activities, payment of a short-term note payable reduced our cash position by $79,000.
Cash Flow Analysis – Year Ended April 30, 2005:
Operating Activities
Net cash used in operating activities was $210,000.
Net loss of $1.8 million was adjusted by $563,000 of noncash charges including depreciation and amortization, warranty reserve expense, bad debt expense and loss on disposal of equipment to arrive at net cash flow used in operating activities.
Net cash used in operating activities reflected positive effects of the following factors:
▪	Decrease of $3.2 million in accounts receivable;

▪	Decrease of $750,000 in inventories;

▪	Increase of $65,000 in the liability to our Parent company; and

▪	Decrease of $28,000 in other current assets.
Net cash used in operating activities reflected negative effects of the following factors:
▪	Decrease of $1.9 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Decrease of $777,000 in accounts payable;

▪	Decrease of $139,000 in warranty reserves; and

▪	Decrease of $89,000 in other liabilities and accrued payroll and related taxes.
Investing and Financing Activities
We invested $34,000 in computer, office and tooling equipment. With respect to financing activities, payment of short-term note payable reduced our cash position by $804,000.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Capital Resources
As of April 30, 2006, there were no unused credit facilities. With respect to capital expenditures, we determined that the product for which software costs were being capitalized was technologically feasible as of June 14, 2005 and amortization commenced as of January 31, 2006.
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
During the years ended April 30, 2006 and 2005, we recorded foreign currency translation gains of $1,000 and foreign currency translation losses of $64,000 (net of $17,000 reclassification adjustment included in other income), respectively. The foreign currency translation gains and losses were accounted for as decreases and increases, respectively, in the other accumulated loss component of shareholders’ equity.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be measured and recognized in the financial statements using the fair value of the compensation awards. The provisions of SFAS 123R are effective for us for the first annual reporting period that begins after December 15, 2005; therefore, the Company will adopt the new requirements for the quarter ending July 31, 2006. Since the Company used the intrinsic value method of accounting for employee stock options through April 30, 2006, as permitted by SFAS 123, and has not had to record any employee compensation cost during the years ended April 30, 2006 and 2005, the adoption of the expensing requirements of SFAS 123R is likely to reduce the Company’s reported earnings. Management is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method, and the modified-retrospective transition method.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 7. FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.
We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.4%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiaries as of April 30, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed under “Major Customers” in Note 2 to the consolidated financial statements, the Company had an unsecured receivable from a single unrelated international customer of approximately $1.1 million at April 30, 2006, which represented approximately 33% of the Company’s total accounts receivable and 9% of its total assets. This receivable arose primarily from shipments during the last quarter of fiscal 2003 and the first quarter of fiscal 2004. Nonpayment by the customer could have a material adverse impact on the Company’s liquidity and results of operations.
/s/ J.H. Cohn LLP
San Diego, California
June 2, 2006

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	April 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$512	$985
Short-term investments, available for sale	4,050	—
Accounts receivable, net of long-term portion	3,462	1,452
Inventories	2,673	2,556
Other current assets	464	100

Total current assets	11,161	5,093
Long-term portion of accounts receivable	—	893

Equipment, furniture and fixtures, at cost, less accumulated depreciation of $2,138 and $2,540 in 2006 and 2005, respectively	436	293

Capitalized computer software development costs, less accumulated amortization of $202 in 2006	604	—
Other noncurrent assets	100	100

Total assets	$12,301	$6,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353	$317
Short-term note payable	42	121
Deferred revenue	551	—
Billings in excess of costs and estimated earnings on uncompleted contract	8,437	412
Accrued payroll and related taxes	386	547
Warranty reserves	379	382
Payable to Parent	238	190
Accrued contract loss	—	16
Other current liabilities	86	222

Total liabilities	10,472	2,207

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350	56,350
Accumulated deficit	(54,246)	(51,902)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(275)	(276)

Total shareholders’ equity	1,829	4,172

Total liabilities and shareholders’ equity	$12,301	$6,379

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended
	April 30,
	2006	2005
Revenues:
Sales of products	$3,267	$9,383
Services	178	283

	3,445	9,666

Cost of sales:
Cost of product sales	3,129	6,710
Cost of services	81	106

	3,210	6,816

Gross profit	235	2,850

Research and development expenses	349	1,549
Selling, general and administrative expenses	2,278	3,128

Loss from operations	(2,392)	(1,827)

Other income (expense):
Interest and dividend income	64	20
Interest expense	(5)	(13)
Other	(11)	58

Net loss	$(2,344)	$(1,762)

Net loss per share:
Basic and diluted	(0.18)	(0.14)

Shares used in computation of net loss per share:
Basic and diluted	12,943	12,943

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock
				Other
				Accumulated
			Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at May 1, 2004	12,943	$56,350	$(50,140)	$(212)	$5,998

Foreign currency translation adjustment (a)	—	—	—	(64)	(64)
Net loss	—	—	(1,762)	—	(1,762)

Total comprehensive loss					(1,826)

Balance at April 30, 2005	12,943	56,350	(51,902)	(276)	4,172

Foreign currency translation adjustment	—	—	—	1	1
Net loss	—	—	(2,344)	—	(2,344)

Total comprehensive loss					(2,343)

Balance at April 30, 2006	12,943	$56,350	$(54,246)	$(275)	$1,829

(a)	Reclassification adjustments included in comprehensive loss were comprised of the following:

Net unrealized foreign currency translation loss arising during year, net of deferred taxes	$(81)
Less: adjustment for gain included in net loss	17

Net unrealized foreign currency translation loss for the year, net of deferred taxes	$(64)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,344)	$(1,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	370	208
Warranty reserve expense	6	187
Bad debt expense	18	148
Loss on disposal of equipment	—	20
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	3,014
Inventories	(117)	750
Other current assets	(364)	28
Accounts payable	36	(777)
Deferred revenue	551	—
Billings in excess of costs and estimated earnings on uncompleted contracts	8,025	(1,863)
Accrued payroll and related taxes	(161)	(2)
Warranty reserves	(9)	(139)
Payable to Parent	48	65
Other liabilities	(152)	(87)

Net cash provided by (used in) operating activities	4,772	(210)

Cash flows from investing activities:

Purchases of short-term investments	(10,606)	—
Sales of short-term investments	6,556	—
Additions to equipment	(311)	(34)
Additions to capitalized computer software development costs	(806)	—

Net cash used in investing activities	(5,167)	(34)

Cash flows from financing activities — payment of short-term note payable	(79)	(804)

Effect of exchange rate changes on cash and cash equivalents	1	(64)

Decrease in cash and cash equivalents	(473)	(1,112)
Cash and cash equivalents at beginning of year	985	2,097

Cash and cash equivalents at end of year	$512	$985

Supplemental cash flow information:
Cash paid for income taxes	$7	$13
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
The Company develops and markets a certified and end-to-end optical scan voting system that consists of the Precinct Ballot Counter and the Election Management Software. The optical scan voting system is a unique and integrated application that provides precinct tabulation, ballot review and audio voting capability in a single compact unit.
Berjaya Lottery Management (H.K.) Ltd. (“BLM” or the “Parent”) owns 71.4% of the outstanding voting stock of ILTS.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ILTS and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions are eliminated in consolidation.
The Company had an Australian subsidiary, ILTS Australia Pty. Ltd as of April 30, 2006 and during the years ended April 30, 2006 and 2005. In February 2005, the Company’s dormant United Kingdom subsidiary was dissolved. Upon dissolution of the subsidiary, the Company recognized $17,000 in other income relating to the recognition of the cumulative foreign currency translation gain.
Use of Estimates
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
We did not have any facility management agreements as of April 30, 2006 or during fiscal 2006 and 2005, although we have had them at certain times in previous fiscal years.
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
Based on its evaluation as of April 30, 2006, the Company did not record an allowance.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:
(Amounts in thousands)

(Amounts in thousands)
Balance at May 1, 2004	$334
Additional reserves	187
Charges incurred	(139)

Balance at April 30, 2005	382
Additional reserves	6
Charges incurred	(9)

Balance at April 30, 2006	$379

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right to return, except for defective products. Estimated reserves for warranty obligations are accrued as follows:
1.	Contracts — Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:
a.	Hardware – The warranty phase for terminals or terminal kits commences upon shipment and can extend from six months to 12 months depending on the contract terms.

b.	Software – The warranty phase typically represents a six-month period of time after delivery, as defined by the specific terms of the contract.
2.	Spares – Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers. We use the most recent inventory cost to determine the value of potential warranty costs.
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
Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

	April 30,	April 30,
(Amounts in thousands)	2006	2005
Raw materials and subassemblies	$2,431	$2,282
Work-in-process	52	125
Finished goods	190	149

	$2,673	$2,556

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
At April 30, 2006 and 2005, the effects of the assumed exercise of outstanding options to purchase 235,000 and 440,000 shares of the Company’s common stock, at prices ranging from $0.63 to $4.50 per share, were not included in the computation of diluted loss per share because they were anti-dilutive for that purpose.
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
The balance sheets of the Company’s international subsidiaries are translated into U.S. dollars and consolidated with the Company’s balance sheet at period-end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of the Company’s reported shareholders’ equity. Foreign currency transaction gains and losses have not been material.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents. Included in cash and cash equivalents at April 30, 2006 and 2005 were investments in money market accounts and commercial paper totaling $460,000 and $553,000, respectively, which matured in May 2006 and 2005, respectively.
Short-Term Investments
In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s short-term investments in marketable equity securities are classified as available-for-sale securities and are stated at their estimated fair value. The fair value of the investments as of April 30, 2006, and the proceeds from investments sold during the year then ended, approximated their cost and, accordingly, no realized or unrealized gains or losses related to the Company’s marketable securities were recognized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Short-term investments consist of investments in auction-rate preferred shares and shares of mutual funds. Although the auction-rate preferred shares have long-term maturities, their dividend rates reset every seven days through a Dutch auction process and management believes, but cannot assure, that the Company can liquidate them on a short-term basis at their original cost. Accordingly, they have been classified as current assets.
The investments in marketable equity securities available for sale are as follows (amounts in thousands):

April 30, 2006
Auction rate securities	$3,750
Mutual fund shares	300

Total short-term investments	$4,050

Research and Development Costs
Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value of the product. The Company makes ongoing evaluations of the recoverability of its capitalized software costs by comparing the amount capitalized for each product to the estimated net realizable value of the product. Net realizable value is the excess of estimated future gross revenues over the estimated future costs of completing and disposing of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company established the technological feasibility of a computer software development product that applies its technology in other markets effectively as of June 14, 2005 and, accordingly, capitalized related costs of $806,000 for the year ended April 30, 2006. The Company determined that capitalization of computer software development costs had to cease and amortization commenced at the end of the third quarter of fiscal 2006, when the product became available for general release to customers. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher amount of annual amortization. As of April 30, 2006, amortization of software development costs totaled $202,000.
Stock-Based Compensation
The Company follows the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and, as permitted by SFAS 123, applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounts for employee stock options using the intrinsic value method and no compensation expense is recognized when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Options granted to non-employees are recorded at fair value in accordance with SFAS 123. No options were granted in the years ended April 30, 2006 and 2005, and the Company was not required to record any compensation expense in the respective periods. In addition, there was no material difference between the Company’s historical net loss in the years ended April 30, 2006 and 2005, respectively, and pro forma net loss for such periods assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2003 and amortized over the vesting period consistent with the provisions of SFAS 123. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its first quarter of fiscal 2007.
2. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND MAJOR VENDORS
Business Segment and geographic revenue information
As of April 30, 2006 and 2005, the Company operated in one industry segment, which included lottery and totalizator systems.
Revenues by geographic area are as follows (in thousands):

	Years Ended
	April 30,
Customer Location	2006	2005
Asia	$2,777	$6,810
Europe	333	1,091
Africa	227	1,340
Australia	92	353
North America	16	72

	$3,445	$9,666

As of April 30, 2006 and 2005, substantially all of the Company’s assets were held in North America. During the fiscal years ended April 30, 2006 and 2005, substantially all of the Company’s revenues were derived from exports from the United States to foreign countries.
Major Customers

	April 30, 2006	April 30, 2005
Revenue:
From unrelated customers	No customer accounted for more than 10% of total revenue	Two customers accounted for 25% of total revenue

From related customers	Two customers accounted for 66% of total revenue	Two customers accounted for 60% of total revenue
As of April 30, 2006 and 2005, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $1.1 million and $2.1 million which represented 33% and 89% of total accounts receivable and 9% and 33% of total assets, respectively. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006 and $50,000 from May 1, 2006 through June 1, 2006 which reduced the past due balance to $1.1 million at both April 30, 2006 and June 1, 2006.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $1.1 million by April 30, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.9 million and $2.0 million in kit inventory related to orders from this customer as of April 30, 2006 and 2005, respectively, which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers.
Major Vendors
For the year ended April 30, 2006, four vendors accounted for approximately 60% of the Company’s central system component and raw material purchases. For fiscal 2005, four vendors accounted for approximately 67% of our raw material purchases.
3. CREDIT RISK
The Company’s investments in commercial paper, which are included in cash and cash equivalents, are not insured. The Company maintains its other cash balances primarily in two financial institutions. As of April 30, 2006, such other cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $100,000 by approximately $837,000. The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.
4. SHORT-TERM NOTE PAYABLE
As of April 30, 2006, the Company had a $42,000 short-term note payable with a vendor. As of April 30, 2005, the short-term note payable was $121,000. Payments are remitted on a bi-weekly basis. Interest expense has been accrued at an annual rate of 6%.
5. INCOME TAXES
The following is a reconciliation of the expected income tax provision or credit at the statutory federal income tax rate to the actual provision or credit (in thousands):

	Years Ended April 30,
	2006	2005
Expected federal income tax credit	$(740)	$(543)
State taxes, net of federal benefit	85	(94)
Change in valuation allowance	667	647
Expiration of state net operating loss carryforwards	49	—
Other, net	(61)	(10)

	$—	$—

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of April 30, 2006, the Company had a deferred tax asset of $23.0 million. Due to the net loss of $2.3 million for the year ended April 30, 2006, the deferred tax asset has been increased by $667,000. The Company has also increased the valuation allowance against its net deferred tax asset by $667,000 at April 30, 2006 due to the uncertainty regarding its realization. The components of the Company’s deferred tax assets are as follows (in thousands):

	April 30, 2006	April 30, 2005
Deferred tax assets:
Net operating loss and credit carryforwards	$21,825	$21,300
Reserves and accruals	751	571
Other	136	175

Deferred tax assets	22,712	22,046
Valuation allowance	(22,712)	(22,046)

Net deferred taxes	$—	$—

The Company has approximately $60.4 million in Federal net operating loss carryforwards that will expire from 2009 through 2025 and California net operating loss carryforwards of $3.9 million that will expire from 2006 through 2015, unless previously utilized. The difference between the Federal and California net operating loss carry forwards relates primarily to California’s statutory annual reduction rule as well as previous and current expiration of California net operating losses due to the shorter carryover period. The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2006 and 2005 due to uncertainty regarding its realization.
In addition, the Company has approximately $867,000 in Federal general business credit carryforwards that will expire from 2006 through 2025 and California general business credit carryforwards of $355,000 that can be carried forward indefinitely.
Pursuant to the Tax Reform Act of 1986, use of the Company’s federal business credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.
6. RELATED PARTY TRANSACTIONS
During the year ended April 30, 2006, revenues from all related party agreements for sales of products and services totaled $2.5 million (73% of total revenue). For the year ended April 30, 2005, the Company recognized revenue of $6.2 million from related parties (64% of total revenue). Included in accounts receivable at April 30, 2006 and 2005 was $2.3 million and $113,000, respectively, from these customers. Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2006 and 2005 are presented below.
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
Over time the Company has sold or used portions of the BLM inventory in third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the years ended April 30, 2006 and 2005;

•	There were no accounts receivable balances from BLM at April 30, 2006 and 2005; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $238,000 and $190,000 as of April 30, 2006 and 2005, respectively.
Philippine gaming management corporation
On December 9, 2005, the Company signed a contract with Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals. The first shipment of terminals was made in May 2006 while installation of the new lottery system is scheduled for October 2006. The total contract value is approximately $10.0 million.
In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized on the sale of spare parts and performance of lottery system software development in the year ended April 30, 2006 totaled $1.9 million, while revenue recognized on the sale of spare parts in the year ended April 30, 2005 totaled $785,000;

•	Billings in excess of costs and earnings on the contract referred to above amounted to $8.2 million at April 30, 2006. There were no billings in excess of costs and earnings at April 30, 2005;

•	Accounts receivable from contract billings and spare parts orders totaled $2.3 million at April 30, 2006, compared to $64,000 from spare parts orders at April 30, 2005; and

•	There was deferred revenue of $20,000 on spare parts orders at April 30, 2006.
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
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenue of $375,000 was recognized on the sale of software products, support services and spare parts during the year ended April 30, 2006;

•	Revenue totaling $5.1 million was recognized on the sale of terminals, software products, spare parts and software support services during the year ended April 30, 2005;

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
•	There was deferred revenue of $531,000 on spare parts orders and software support services at April 30, 2006;

•	Billings in excess of costs and earnings totaled $28,000 and $90,000 at April 30, 2006 and 2005, respectively; and

•	Accounts receivable totaled $3,000 at April 30, 2006, while there were no accounts receivable balances from STM at April 30, 2005.
Natural Avenue
In January 2005, the Company received orders for terminals, related hardware products and various software enhancements with a total value of $430,000 from Natural Avenue, a related party from Malaysia and an affiliate of BLM. In addition, the Company provides lottery terminals, software products and support services as well as spare parts to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenue recognized on the sale of software enhancement products, software support services and spare parts totaled $243,000 in the year ended April 30, 2006;

•	For fiscal 2005, revenue recognized on the sale of terminals, spare parts and software support services was $320,000;

•	Accounts receivable totaled $5,000 and $48,000 at April 30, 2006 and 2005, respectively; and

•	There were no billings in excess of cost and earnings at April 30, 2006. Billings in excess of cost and earnings totaled $2,000 at April 30, 2005.
7. CONTRACTS IN PROCESS
The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):

	April 30,	April 30,
	2006	2005
Costs and estimated earnings on contracts in progress	$12,947	$11,595
Billings on contracts in progress	(21,384)	(12,007)

Total contracts in progress — included in the accompanying consolidated balance sheets as billings in excess of costs and estimated earnings on uncompleted contracts	$(8,437)	$(412)

8. LEASES
The Company leases certain equipment and its facilities in Carlsbad, California. The Carlsbad facility lease provided for annual rent increases and expired in January 2006. In February 2006, the Carlsbad facility lease was extended for twelve months. Either the Company or the lessor has the option to terminate the lease upon delivering a 120-day written notice.
Future minimum lease payments for all operating leases are as follows:

For Fiscal Years	Minimum Lease
Ending April 30,	Payments
2007	$274,000
2008	5,000
2009	5,000
2010	1,000

$285,000

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Rent expense for the years ended April 30, 2006 and 2005 was $361,000 and $358,000, respectively.
9. EMPLOYEE 401(k) PLANS
The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the years ended April 30, 2006 or 2005. The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.
10. STOCK OPTION PLANS
The Company has a stock option plan, The 2000 Equity Participation Plan (the “2000 Plan”), that was approved by the Board of Directors and shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized. The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date subject to the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date.
During the years ended April 30, 2006 and 2005, the Company did not grant any options to purchase shares of the Company’s common stock to employees or directors. At April 30, 2006, options for 1,059,100 shares were available for future grant under the 2000 Plan.
A summary of the Company’s stock option activity including activity related to options that were granted outside the 2000 Plan and related information for the years ended April 30, 2006 and 2005 (shares in thousands) follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price
Options outstanding, beginning of year	440	$1.77	493	$2.24
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(205)	1.89	(53)	6.13

Options outstanding, end of year	235	$1.67	440	$1.77

Exercisable at end of year	235	$1.67	440	$1.77

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
The following table summarizes information about stock options at April 30, 2006 (shares in thousands):

	Options Outstanding and Exercisable
		Weighted Average Remaining
Range of Exercise Price	Shares	Contractual Life
$1.00	172	2.72 years
$1.25-$3.09	20	.81 year
$3.84	43	1.04 years

	235	2.25 years

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s material financial instruments consist of its cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term note payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2006 and 2005. The fair market value of financial instruments classified as current assets or liabilities approximated their carrying value due to the short-term maturity of the instruments.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
As required by Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of design and operation of our disclosure controls and procedures as of April 30, 2006. Based on the foregoing, our Acting Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2006 for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
We continue to document procedures and to enhance controls in our comprehensive effort to comply with the Sarbanes-Oxley Act of 2002. Under the latest extension, non-accelerated filers have to comply with the Section 404 provisions of the Act for the first fiscal year ending on or after December 15, 2007. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the attestation requirements for the fiscal year ending April 30, 2008.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2006 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Steven J. Schwickert	49	Acting President
T. Linh Nguyen	37	Acting Chief Financial Officer and Corporate Secretary
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
We will provide a copy of our Code of Business Conduct and Ethics to any person without charge. Stockholders will be provided a copy upon written request addressed to:
International Lottery & Totalizator Systems, Inc.
Attention: Investor Relations
2131 Faraday Avenue
Carlsbad, CA 92008
ITEM 10. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2006 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2006 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2006 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2006 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

By:	/s/ Steven J. Schwickert

Steven J. Schwickert
Acting President

/s/ T. Linh Nguyen

T. Linh Nguyen
Acting Chief Financial Officer/Corporate Secretary
Dated: July 26, 2006
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	July 26, 2006

Theodore A. Johnson

/s/ Chan Kien Sing	Director	July 26, 2006

Chan Kien Sing

/s/ Ooi Lee Meng	Director	July 26, 2006

Ooi Lee Meng

/s/ Ng Foo Leong	Director	July 26, 2006

Ng Foo Leong

/s/ Martin J. O’Meara, Jr.	Director	July 26, 2006

Martin J. O’Meara, Jr.

/s/ Alain K.K. Lee	Director	July 26, 2006

Alain K. K. Lee