Form 10KSB/A
period 2006-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2006-08-25
CIK 354813

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
(Title of Class)
Common Shares
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑       No ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)       ☐
Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 25, 2006 was approximately $1,221,560. Revenues for the year ended April 30, 2006 were $3,444,830.

Number of common shares outstanding at July 25, 2006 was 12,943,000
DOCUMENTS INCORPORATED BY REFERENCE
There is hereby incorporated by reference the Registrant’s Form 10-KSB for the fiscal year ended April 30, 2006, filed on July 26, 2006.
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

PART III

ITEMS 9 AND 11. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	3

ITEM 10. EXECUTIVE COMPENSATION	6

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6

ITEM 13. EXHIBITS	7

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	8

SIGNATURES	9
EXHIBIT 31
EXHIBIT 32

Part III
The terms “ILTS,” “the Company,” “we,” “our,” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.
Pursuant to General Instruction E(3) of Form 10-KSB, the information required in Part III, which is not contained in the Company’s Form 10-KSB filed on July 26, 2006, is herein provided in this Amendment No. 1 as follows:

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT,
AND

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The Board presently consists of the following six directors: Theodore A. Johnson, Chan Kien Sing, Ooi Lee Meng, Alain K. K. Lee, Ng Foo Leong, and Martin J. O’Meara, Jr. There is one vacant board seat. The current directors will serve until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified.
The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 31, 2006 by (i) each director of the Company, (ii) each executive officer, (iii) the executive officers and directors of the Company as a group and (iv) each person or entity who is a beneficial owner of more than 5% of the Company’s outstanding common shares. With respect to each director of the Company, the table also sets forth his age, the year he was first elected as a director, employment history for the past five years, and other directorships. With respect to the executive officers who are not directors, the table sets forth their age, position with the Company, and employment history for the past five years. Beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Shares of Common Stock
			Percent
Name of Directors, Executive Officers and Beneficial Owners	Number		of Class
Theodore A. Johnson, 66, has been Chairman of the Board since 1994. He served as Director from 1979 to 1993. He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital company since 1992. Mr. Johnson also holds directorships in other private corporations, including a venture capital company.	28,606	(a)	*

Chan Kien Sing, 50, has been Director since 1993. He also serves as Executive Director of Berjaya Group Berhad, a Malaysian holding company since July 1993. He is also an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”) and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.	10,000	(a) (c)	*

Ooi Lee Meng, 45, has been Director since January 2006. He also serves as Executive Director of Ascot Sports Sdn. Bhd. Mr. Ooi served as Executive Vice President of ILTS from September 2002 to April 2005. Previously, Mr. Ooi was the Senior General Manager (Business Development) of Sports Toto Malaysia Sdn. Bhd., a related company of ILTS.	—	(c)

Alain K.K. Lee, 50, has been Director since 1999. He has been serving as Executive Vice President of Roadhouse Grill, Inc. since July 1998 and Director since January 1998.	10,000	(a) (c)	*

Ng Foo Leong, 56, has been Director since 1993. He has been serving as Executive Director of Sports Toto Malaysia Sdn. Bhd, a lottery and gaming company affiliated with Berjaya Sports Toto Berhad since 1985. He is also an Executive Director of Berjaya Sports Toto Berhad and a Director of Berjaya Lottery Management H.K. Ltd.	10,000	(a) (c)	*

Martin J. O’Meara, Jr., 77, has been Director since 1979. He has been serving as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.	121,442	(a)	*

M. Mark Michalko, 52, served as Director from February 1994 to January 2006. He was President and Chief Executive Officer of ILTS from May 1997 to January 2006.	—

Steven J. Schwickert, 49, served as Acting President and Chief Executive Officer from January 2006 to August 2006. He also served as Director of Strategic Development and held various other positions at ILTS for over 20 years. Effective August 4, 2006, Mr. Schwickert resigned from the position of Acting President and Chief Executive Officer of ILTS.	30,739	(b)	*

Jeffrey M. Johnson, 45, was appointed as Acting President effective August 4, 2006. He served as Director of Technical Operations and held various other positions at ILTS for over 20 years.	30,650	(b)	*

T. Linh Nguyen, 37, has been Acting Chief Financial Officer since January 2006 and Corporate Secretary since July 2006. She served as Director of Finance and held various positions in the accounting and finance department of ILTS since November 1999.	—

All directors and executive officers as a group (10 persons)	241,437	(a) (b)	1.87%

Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(c)	71.40%

(a)	Includes 10,000 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable.

(b)	Includes 28,333 and 29,000 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable by Mr. Steven J. Schwickert and Mr. Jeffrey M. Johnson, respectively.
(c)	Employees of affiliates of BLM. All four individuals disclaim beneficial ownership of such shares. BLM’s correspondence address is:

Level 12, Berjaya Times Square No.1, Jalan Imbi 55100 Kuala Lumpur Malaysia.

*	Less than one percent of the outstanding common shares.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Footnote 10 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2006.

ITEM 10. EXECUTIVE COMPENSATION
The following table shows, for the fiscal years ended April 30, 2006, April 30, 2005 and April 30, 2004, the compensation earned by the Chief Executive Officer and the only executive officer of the Company earning in excess of $100,000 during such years (the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

				All Options Granted in
				Prior Years Were
				Exercisable
	Annual Compensation (1)			At April 30, 2006 (3)
	Fiscal Year	Salary(2)	Bonus
Steven J. Schwickert (4)	2006	$110,000	—	28,333
Acting President and Chief Executive Officer	2005	$100,984	—	—
	2004	$100,984	—	—

M. Mark Michalko (5)	2006	$183,390	—	—
President and Chief Executive Officer	2005	$183,390	—	—
	2004	$183,390	—	—

(1) There have been no Company matching contributions to the employee 401(k) plan or other Long Term Compensation Awards since 1998.
(2) Perquisites in fiscal years ended April 30, 2006 and April 30, 2005 and April 30, 2004 are included under salary and did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any such officer.
(3) There have been no stock options or stock appreciation rights granted to executive officers since 1999.
(4) Mr. Steven J. Schwickert assumed the positions of Acting President and Chief Executive Officer in January 2006. Prior to assuming these positions, he served as Director of Strategic Development. Effective August 4, 2006, Mr. Steven J. Schwickert resigned from the position of Acting President and Chief Executive Officer, and Mr. Jeffrey M. Johnson was appointed as Acting President and Chief Executive Officer.
(5) Mr. M. Mark Michalko resigned from the position of President and Chief Executive Officer in January 2006.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See Footnote 6 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2006.

ITEM 13. EXHIBITS
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
(21) Subsidiaries of the Registrant *
(23.1) Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm *
(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32) Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibit to International Lottery & Totalizator Systems, Inc.’s Annual Report on Form 10-KSB for the year ended April 30, 2006, filed July 26, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant. J.H. Cohn LLP (“JHC”) was the principal accountant for the year ended April 30, 2006 and 2005.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2006	April 30, 2005
Audit Fees	$105,000	$96,000
Audit Related Fees	13,000	4,000
Tax Fees	8,000	9,000
All Other fees	—	—

	$126,000	$109,000

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls. During fiscal 2006 and 2005, all services were pre-approved by the Audit Committee.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

By:	/s/ Jeffrey M. Johnson Jeffrey M. Johnson
Acting President and Chief Executive Officer

/s/ T. Linh Nguyen T. Linh Nguyen
Acting Chief Financial Officer and Corporate Secretary
Dated: August 25, 2006
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson	Chairman of the Board	August 25, 2006

Theodore A. Johnson

/s/ Chan Kien Sing	Director	August 25, 2006

Chan Kien Sing

/s/ Ooi Lee Meng	Director	August 25, 2006

Ooi Lee Meng

/s/ Ng Foo Leong	Director	August 25, 2006

Ng Foo Leong

/s/ Martin J. O’Meara, Jr.	Director	August 25, 2006

Martin J. O’Meara, Jr.

/s/ Alain K.K. Lee	Director	August 25, 2006

Alain K. K. Lee