Form 10QSB
period 2006-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2006-09-14
CIK 354813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

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
As of September 13, 2006, 12,943,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):
Yes ☐      No ☑

INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 3. Controls and Procedures	26

PART II OTHER INFORMATION

Item 6. Exhibits	27

Signatures

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited )
(Amounts in thousands)

July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$215
Short-term investments, available for sale	3,700
Accounts receivable	1,333
Costs and estimated earnings in excess of billings	43
Inventories	3,319
Other current assets	231

Total current assets	8,841
Equipment, furniture and fixtures, net	393
Capitalized computer software development costs, net	403
Other noncurrent assets	100

Total assets	$9,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$460
Short-term note payable	12
Deferred revenue	506
Billings in excess of costs and estimated earnings on uncompleted contracts	4,759
Accrued payroll and related taxes	339
Warranty reserves	450
Payable to Parent	238
Other current liabilities	106

Total liabilities	6,870

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(53,216)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(267)

Total shareholders’ equity	2,867

Total liabilities and shareholders’ equity	$9,737

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2006	2005
Revenues:

Sales of products	$4,517	$935
Services	44	45

	4,561	980

Cost of sales:

Cost of product sales	3,163	842
Cost of services	8	31

	3,171	873

Gross profit	1,390	107

Research and development expenses	3	229
Selling, general and administrative expenses	405	583

Income (loss) from operations	982	(705)

Other income (expense):
Interest and dividend income	60	4
Other	(12)	(11)

Net income (loss)	$1,030	$(712)

Net income (loss) per share:
Basic and diluted	$0.08	$(0.06)

Shares used in computation of net income (loss) per share:
Basic and diluted	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	July 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,030	$(712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	244	49
Warranty reserve expense	71	27
Changes in operating assets and liabilities:
Accounts receivable	2,129	226
Costs and estimated earnings in excess of billings	(43)	—
Inventories	(646)	(52)
Other current assets	233	3
Accounts payable	107	109
Deferred revenue	(45)	316
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,678)	(65)
Accrued payroll and related taxes	(47)	(52)
Warranty reserves	—	(2)
Payable to Parent	—	13
Other current liabilities	20	(62)

Net cash used in operating activities	(625)	(202)

Cash flows from investing activities:
Purchases of short-term investments	(5,657)	—
Sales of short-term investments	6,007	—
Additions to equipment	—	(108)
Additions to capitalized computer software development costs	—	(191)

Net cash provided by (used in) investing activities	350	(299)

Cash flows from financing activities — Payment of short-term note payable	(30)	(5)

Effect of exchange rate changes on cash and cash equivalents	8	20

Net decrease in cash and cash equivalents	(297)	(486)
Cash and cash equivalents at beginning of period	512	985

Cash and cash equivalents at end of period	$215	$499

Supplemental cash flow information:
Cash paid for income taxes	$—	$4
See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business
International Lottery & Totalizator Systems, Inc. (“ILTS” or, together with its subsidiaries, the “Company”) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global online lottery and pari-mutuel racing industries. The wagering system features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation. The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to six months lead time before delivery of hardware begins.
In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct online lotteries.
In recent years, we have devoted significant resources to developing a certified and end-to-end optical scan voting system consisting of the Inkavote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in a single compact unit. These efforts leverage our extensive experience to develop highly secure, mission-critical solutions that meet all of the Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements, as of April 30, 2006, at a much lower cost than direct-recording electronic or touch screen systems. In addition, our voting system offers the following features:
•	High level of security and vote encryption ensure integrity and voter privacy;

•	Electronic and paper audit trails offer added security and redundancy for recounts;

•	Poll workers require minimal training to set-up and operate;

•	Require minimal voter re-education; and

•	Capability to tally results in real time.
In consideration of a profit sharing formula, ILTS granted its partner, Election Systems & Software, Inc. (“ES&S”), an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software.
As of July 31, 2006, the Company has not recognized any revenue associated with the voting system business.
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
The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 filed with the SEC on July 26, 2006.
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
As directed by Statement of Position 97-2 (“SOP 97-2”) “Software Revenue Recognition,” we follow Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in accounting for the sale of complete systems. We recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:
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
We did not have any facility management agreements as of July 31, 2006 or during the three months ended July 31, 2006 and 2005, although we have had them at certain times in previous fiscal years.
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
Based on its evaluation as of July 31, 2006, the Company did not record an allowance.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at May 1, 2006	$379
Additional reserves	71

Balance at July 31, 2006	$450

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
Segment Information
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report certain information about operating segments in their financial statements and established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.
As a result, among other factors, of the agreement with ES&S and the potential increase in the significance of the voting product, effective May 1, 2006, the Company began to divide its operations into two operating segments: the wagering business and the voting business. The wagering segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide. The voting segment, in consideration of a profit sharing formula, granted its partner, ES&S, an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed. As of July 31, 2006, the Company has not recognized any revenue associated with the voting system business.
The Company’s segment information is presented below:

	Three Months Ended
	July 31, 2006
	Wagering	Voting
	Business	Business	Totals
Operating income (loss)	$1,417	$(435)	$982
Depreciation and amortization	31	213	244
Equipment, furniture and fixtures, net at July 31, 2006	285	108	393
Capitalized computer software development costs, net at July 31, 2006	—	403	403

	Three Months Ended
	July 31, 2005
	Wagering	Voting
	Business	Business	Totals
Operating loss	$(480)	$(225)	$(705)
Depreciation and amortization	49	—	49
Equipment, furniture and fixtures, net at July 31, 2005	352	—	352
Capitalized computer software development costs, net at July 31, 2005	—	191	191
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
The balance sheet of our international subsidiary is translated into U.S. dollars and consolidated with the Company’s balance sheet at period-end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of the Company’s reported shareholders’ equity. Historically, foreign currency translation gains and losses have not been material.
Comprehensive Income (loss)
The Company accounts for comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows:

	Three Months Ended
	July 31,
	2006	2005
(Amounts in thousands)
Net income (loss)	$1,030	$(712)
Foreign currency translation adjustment	8	20

Comprehensive income (loss)	$1,038	$(692)

Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

July 31,
(Amounts in thousands)	2006
Raw materials and subassemblies	$3,087
Work-in-process	45
Finished goods	187

$3,319

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Short-Term Investments
In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s short-term investments in marketable equity securities are classified as available-for-sale securities and are stated at their estimated fair value. The fair value of the investments as of July 31, 2006, and the proceeds from investments sold during the three months then ended, approximated the related cost as of that date and for that period. Accordingly, no realized or unrealized gains or losses related to the Company’s marketable securities were recognized.
Short-term investments consist of investments in auction-rate preferred shares with a cost and carrying value of $3,700,000 at July 31, 2006. Although the auction-rate preferred shares have long-term maturities, their dividend rates reset every seven days through a Dutch auction process and management believes, but cannot assure, that the Company can liquidate them on a short-term basis at their original cost. Accordingly, they have been classified as current assets.
Research and Development Costs
Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value of the product. The Company makes ongoing evaluations of the recoverability of its capitalized software costs by comparing the amount capitalized for each product to the estimated net realizable value of the product. Net realizable value is the excess of estimated future gross revenues over the estimated future costs of completing and disposing of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company established the technological feasibility of a computer software development product that applies its technology in other markets effectively as of June 14, 2005 and, accordingly, capitalized related costs of $806,000 for the year ended April 30, 2006. The Company determined that capitalization of computer software development costs had to cease and amortization commenced at the end of the third quarter of fiscal 2006, when the product became available for general release to customers. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher amount of annual amortization. As of July 31, 2006, accumulated amortization of software development costs totaled $403,000.

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
At July 31, 2006 and 2005, the effects of the assumed exercise of options to purchase 228,000 and 434,000 shares of the Company’s common stock, at prices ranging from $0.63 to $4.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.
Stock-Based Compensation
The Company has a stock option plan, The 2000 Equity Participation Plan (the “2000 Plan”), that was approved by the Board of Directors and shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized. The number of options authorized for grant may increase on January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date subject to the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date.
Prior to May 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and, as permitted by SFAS 123, applied the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, the Company accounted for employee stock options using the intrinsic value method and no compensation expense was recognized when the exercise price of stock options equaled or exceeded the market price of the underlying stock on the date of grant. Options granted to non-employees were recorded at fair value in accordance with SFAS 123.
As a result of amendments to SFAS 123, effective May 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123 for which service has not been provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
All stock options granted to employees prior to May 1, 2006 were fully vested as of July 31, 2006. In addition, the Company did not grant any stock options or warrants to employees in the three months ended July 31, 2006. Therefore, there was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the three months ended July 31, 2006. In addition, there was no material difference between the Company’s historical net loss in the three months ended July 31, 2005 and the pro forma net loss for such period assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2004 and amortized over the vesting period consistent with the provisions of SFAS 123.
STOCK OPTIONS
Descriptions of the stock option plans are included in the preceding discussion under “Stock-Based Compensation” and in Note 10 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2006. A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the three months ended July 31, 2006 are presented below:
(shares in thousands)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Options outstanding at May 1, 2006	235	$1.67	2.25 years	—

Granted	—	—		—

Exercised	—	—		—

Forfeited/expired	(7)	2.12

Options outstanding and exercisable at July 31, 2006	228	$1.66	2.0 years	—

MAJOR CUSTOMERS

	Three Months Ended
	July 31,
	2006	2005
Revenue:

From unrelated customers	No customer accounted for more than 10% of total revenue	One customer accounted for 20% of total revenue

From related customers	One customer accounted for 98% of total revenue	Three customers accounted for 66% of total revenue

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of July 31, 2006, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $930,000 which represented 70% of total accounts receivable and 10% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $200,000 from May 1, 2006 through July 31, 2006 and $150,000 from August 1, 2006 through September 13, 2006 which reduced the past due balance to $1.1 million at April 30, 2006, $930,000 at July 31, 2006 and $780,000 at September 13, 2006.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $780,000 by July 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of both July 31, 2006 and 2005 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers.
SHORT-TERM NOTE PAYABLE
As of July 31, 2006, the Company had a $12,000 short-term note payable to a vendor. Payments are remitted on a bi-weekly basis. Interest expense has been accrued at an annual rate of 6%.
RELATED PARTY TRANSACTIONS
During the three months ended July 31, 2006 and 2005, revenues from all related party agreements for sales of products and services totaled approximately $4.5 million (99% of total revenue) and $650,000 (66% of total revenue), respectively. Included in accounts receivable at July 31, 2006 was $392,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2006 and 2005 are presented below.

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
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the three months ended July 31, 2006 and 2005;

•	There were no accounts receivable balances from BLM at July 31, 2006; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $238,000 as of July 31, 2006.
Philippine Gaming Management Corporation
On December 9, 2005, the Company signed a contract with Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals. The first shipment of terminals was made in May 2006 while installation of the new lottery system is scheduled for November 2006. Total contract value is approximately $10.0 million.
In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized on the performance of lottery system software development, delivery of contract hardware and sale of spare parts during the three months ended July 31, 2006 totaled approximately $4.5 million;

•	Revenues recognized from the sale of spare parts totaled $274,000 during the three months ended July 31, 2005;

•	Billings in excess of costs and earnings relating to the abovementioned contract totaled $4.5 million at July 31, 2006;

•	Accounts receivable from spare part orders totaled $383,000 at July 31, 2006; and

•	There was deferred revenue of $6,000 on spare part orders at July 31, 2006.
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
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenue totaling $30,000 was recognized on the sale of support services during the three months ended July 31, 2006. For the comparable period in 2005, revenue totaling $182,000 was recognized on the sale of software products, support services and spare parts;

•	There was deferred revenue of $501,000 on spare part orders at July 31, 2006;

•	Billings in excess of costs and earnings relating to the abovementioned contracts totaled $195,000 at July 31, 2006; and

•	There were no accounts receivable balances from STM at July 31, 2006.
Natural Avenue
In January 2005, the Company received orders for terminals, related hardware products and various software enhancements with a total value of $430,000 from Natural Avenue, a related party from Malaysia and an affiliate of BLM. In addition, the Company provides lottery terminals, software products and support services as well as spare parts to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenue of $14,000 was recognized on the sale of support services during the three months ended July 31, 2006. For the same period in 2005, revenue of $194,000 was recognized on the sale of lottery terminals, support services and spare parts;

•	Accounts receivable totaled $9,000 at July 31, 2006; and

•	There were no billings in excess of costs and earnings at July 31, 2006.
LITIGATION
The Company was not a party to any litigation proceedings as of September 13, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The forward-looking statements contained in this filing are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter operating results and other factors described in our Annual Report on Form 10-KSB for the year ended April 30, 2006.
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

RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended
	July 31,
(Amounts in thousands)	2006	2005	Change
Revenues
Products
Spares	$459	$611	$(152)
Contracts	4,058	324	3,734

Total Products	4,517	935	3,582

Services
Software Support	44	45	(1)

Total Services	44	45	(1)

	$4,561	$980	$3,581

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
Spares revenue for the three months ended July 31, 2006 was $459,000 compared to $611,000 for the corresponding period in 2005. The decline in spares revenue in 2006 is due to reduced demand for spare parts. We derived spares revenue from various customers on the shipment of multiple spares orders.
Contract revenue for the three months ended July 31, 2006 was $4.1 million compared to $324,000 in the comparable period in 2005. The significant increase in contract revenue in 2006 was principally due to one contract with a related party.
Software support revenues remained consistent and relatively insignificant for the three months ended July 31, 2006 and 2005.
Related party revenue of approximately $4.5 million accounted for 99% of total revenue in the three months ended July 31, 2006, compared to $650,000 or 66% of total revenue in the corresponding period in 2005.
Cost of Sales and Gross Profit Analysis

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2006		2005
Revenues:
Products	$4,517	99%	$935	95%
Services	44	1%	45	5%

Total revenues	$4,561	100%	$980	100%

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2006		2005
Cost of sales:
Products	$3,163	69%	$842	86%
Services	8	0%	31	3%

Total costs of sales	$3,171	69%	$873	89%

Gross profit:
Products	$1,354	30%	$93	10%
Services	36	1%	14	1%

Total gross profit	$1,390	31%	$107	11%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.
Overall gross profit margins were at 31% for the three months ended July 31, 2006, compared to 11% for the corresponding period in 2005. Higher gross profit margins achieved in 2006 are principally due to the increased business activities associated with contract sales offset by the amortization of capitalized software development costs and other expenses associated with the voting product.
Research and Development Expenses (“R&D”)
For the three months ended July 31, 2006, R&D expenses were $3,000 compared to $229,000 in 2005. We attribute the significant decreases to the completion of the research and development efforts associated with a product that applies our technology in the voting industry. We anticipate that R&D expenses will remain relatively insignificant in coming quarters due to the achievement of technological feasibility of the new product which has led to the capitalization and amortization of the software development costs. In addition, we are shifting our focus from product development to sales and marketing of the product.
Selling, General and Administrative (“SG&A”)
SG&A expenses for the three months ended July 31, 2006 were $405,000 compared to $583,000 in the same period in 2005. We attribute the significant reduction of 31% to the rationalization and streamlining of operations including reduced payroll and personnel-related costs, improved cost reduction initiatives, reduced marketing expenses and lower consulting fees.
other income (expense)
Other income and expense in the three months ended July 31, 2006 and 2005 primarily consisted of interest and dividend income and foreign exchange losses. We derived interest and dividend income from short-term investments and cash balances.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity

Our net working capital at July 31, 2006 was $2.0 million.
As of July 31, 2006, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $930,000 which represented 70% of total accounts receivable and 10% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $200,000 from May 1, 2006 through July 31, 2006 and $150,000 from August 1, 2006 through September 13, 2006 which reduced the past due balance to $1.1 million at April 30, 2006, $930,000 at July 31, 2006 and $780,000 at September 13, 2006.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $780,000 by July 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at July 31, 2006 was $10.8 million. Of this amount, $5.5 million will be derived from one $10.0 million contract with a related party. In relation to this contract, $9.0 million has been received as a down payment at the signing of the contract and completion of various contract milestones. The remaining amount of approximately $1.0 million will be received upon completion of outstanding contract milestones. We expect to fulfill the contract milestones and receive payments over the next two months. In addition, sources of cash through April 2007 are expected to come from at least a portion of the scheduled installment payments of $930,000 due from the single customer as discussed in the previous paragraph. Additional cash is expected to be derived from spares revenue. Uses of cash will be for normal operating expenses and costs associated with contract execution.
Of the foregoing $10.8 million in contract backlog, approximately $5.0 million will be derived from the secured voting contracts. On February 26, 2006, we announced that our partner, Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri and will use technology developed by ILTS’s wholly owned subsidiary, Unisyn Solutions, Inc. In addition, on May 1, 2006, we announced that ES&S has signed a contract with Los Angeles County to supply the Precinct Ballot Counters (“PBC”) and related software and services. In consideration of a profit sharing formula, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2007, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2007. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	Three Months Ended
	July 31,	July 31,	Increase
(Amounts in thousands)	2006	2005	(Decrease)
Condensed cash flow comparative:

Operating activities	$(625)	$(202)	$(423)

Investing activities	350	(299)	649

Financing activities	(30)	(5)	(25)

Effect of exchange rate	8	20	(12)

Net decrease in cash and cash equivalents	$(297)	$(486)	$189

Cash Flow Analysis — three-Month Period Ended July 31, 2006:
Operating Activities
Net cash used in operating activities was $625,000.
Net income of $1.0 million was adjusted by $315,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash used in operating activities.
Net cash used in operating activities reflected positive effects of the following factors:
▪	Decrease of $2.1 million in accounts receivable;

▪	Decrease of $233,000 in other current assets;

▪	Increase of $107,000 in accounts payable; and

▪	Increase of $20,000 in other current liabilities.
Net cash used in operating activities reflected negative effects of the following factors:
▪	Decrease of $3.7 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Increase of $646,000 in inventory;

▪	Decrease of $47,000 in accrued payroll and related taxes;

▪	Decrease of $45,000 in deferred revenue; and

▪	Increase of $43,000 in costs and estimated earnings in excess of billings.
Investing and Financing Activities
We had $350,000 of net sales of short-term investments.
With respect to financing activities, payment of a short-term note payable reduced our cash position by $30,000.
Cash Flow Analysis — Three-Month Period Ended July 31, 2005:
Operating Activities
Net cash used in operating activities was $202,000.
Net loss of $712,000 was adjusted by $76,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash flow used in operating activities.
Net cash used in operating activities reflected positive effects of the following factors:
▪	Decrease of $226,000 in accounts receivable;

▪	Increase of $316,000 in deferred revenue;

▪	Increase of $109,000 in accounts payable;

▪	Increase of $13,000 in the liability to our Parent company; and

▪	Decrease of $3,000 in other current assets.
Net cash used in operating activities reflected negative effects of the following factors:
▪	Decrease of $65,000 in billings in excess of costs and earnings on uncompleted contracts;

▪	Decrease of $62,000 in other current liabilities;

▪	Increase of $52,000 in inventory;

▪	Decrease of $52,000 in accrued payroll and related taxes; and

▪	Decrease of $2,000 in warranty reserves.
Investing and Financing Activities
During the three months ended July 31, 2005, we invested $108,000 in the construction of terminals to be used in the marketing of our technology in other industries. In addition, we capitalized an amount of $191,000 which represented costs incurred internally to create a computer software product utilizing our technology in other markets.
With respect to financing activities, payment of short-term note payable reduced our cash position by $5,000.

Capital Resources
As of July 31, 2006, there were no unused credit facilities. With respect to capital expenditures, we determined that the product for which software costs were being capitalized was technologically feasible as of June 14, 2005 and amortization commenced as of January 31, 2006.
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
We are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Australian dollar. Due to the insignificant level of operating activities in our foreign subsidiary, we do not consider our existing foreign currency translation exposure to be material.
The balance sheet of our international subsidiary is translated into U.S. dollars and consolidated with our balance sheet at period end exchange rates, while revenues and expenses are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of our reported shareholders’ equity.
We recorded foreign currency translation gains of $8,000 and $20,000 for the three months ended July 31, 2006 and 2005, respectively. The foreign currency translation gains were accounted for as decreases in the other accumulated comprehensive loss component of shareholders’ equity.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe the adoption of FIN 48 will not have a material impact on our consolidated financial statements.
Other than FIN 48 and SFAS 123R (see “Stock-Based Compensation” in the notes to the condensed consolidated financial statements), no recently issued accounting pronouncement that became effective during the three months ended July 31, 2006 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s consolidated financial statements.

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
Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of July 31, 2006. Based on the foregoing, our Acting Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2006.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

ITEM 6. EXHIBITS
     A. Exhibits

Exhibit
Number	Document Description
31.1	Certification of the Acting Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Acting Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Dated: September 14, 2006	/s/ Jeffrey M. Johnson
Jeffrey M. Johnson
Acting President and Chief Executive Officer

/s/ T. Linh Nguyen
T. Linh Nguyen
Acting Chief Financial Officer and Corporate
Secretary