Form 10QSB
period 2006-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2006-12-15
CIK 354813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

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
Yes ☐           No ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.
As of December 14, 2006, 12,963,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):
Yes ☐           No ☐

INDEX

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-28

Item 3.	Controls and Procedures	29

PART II OTHER INFORMATION

Item 6.	Exhibits	30

	Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$614
Short-term investments, available for sale	2,125
Accounts receivable	1,437
Costs and estimated earnings in excess of billings	79
Inventories, net	2,154
Other current assets	259

Total current assets	6,668
Equipment, furniture and fixtures, net	345
Capitalized computer software development costs, net	368
Other noncurrent assets	49

Total assets	$7,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253
Billings in excess of costs and estimated earnings on uncompleted contracts	969
Accrued payroll and related taxes	373
Warranty reserves	497
Payable to Parent	217
Other current liabilities	62
Deferred revenue	1,293

Total current liabilities	3,664

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,943 shares issued and outstanding	56,350
Accumulated deficit	(52,315)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(269)

Total shareholders’ equity	3,766

Total liabilities and shareholders’ equity	$7,430

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues:

Sales of products	$4,804	$740	$9,321	$1,675
Services	45	46	89	91

	4,849	786	9,410	1,766

Cost of sales:

Cost of product sales	3,612	710	6,775	1,552
Cost of services	6	38	14	69

	3,618	748	6,789	1,621

Gross profit	1,231	38	2,621	145

Research and development expenses	2	18	4	248
Selling, general and administrative expenses	376	718	782	1,301

Income (loss) from operations	853	(698)	1,835	(1,404)

Other income (expense):
Interest and dividend income	55	3	115	7
Other	(8)	5	(19)	(6)

Net income (loss)	$900	$(690)	$1,931	$(1,403)

Net income (loss) per share:
Basic and diluted	$0.07	$(0.05)	$0.15	$(0.11)

Shares used in computation of net income (loss) per share:
Basic and diluted	12,943	12,943	12,943	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,931	$(1,403)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	319	85
Impairment charge for inventory obsolescence	422	—
Warranty reserve expense	131	27
Loss on disposal of fixed assets	10	—
Changes in operating assets and liabilities:
Accounts receivable	2,025	524
Costs and estimated earnings in excess of billings	(79)	—
Inventories	97	(32)
Other current assets	205	(7)
Other non current assets	51	—
Accounts payable	(100)	43
Deferred revenue	742	888
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,468)	(67)
Accrued payroll and related taxes	(13)	24
Warranty reserves	(13)	(10)
Payable to Parent	(21)	35
Other current liabilities	(25)	(61)

Net cash provided by (used in) operating activities	(1,786)	46

Cash flows from investing activities:
Purchases of short-term investments	(8,714)	—
Sales of short-term investments	10,639	—
Additions to equipment	(1)	(137)
Additions to capitalized computer software development costs	—	(490)

Net cash provided by (used in) investing activities	1,924	(627)

Cash flows from financing activities — Payment of short-term note payable	(42)	(52)

Effect of exchange rate changes on cash and cash equivalents	6	13

Net increase (decrease) in cash and cash equivalents	102	(620)
Cash and cash equivalents at beginning of period	512	985

Cash and cash equivalents at end of period	$614	$365

Supplemental cash flow information:
Cash paid for income taxes	$—	$7
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
In consideration of net revenue, as defined, ILTS, in accordance with the terms of the strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software. As of October 31, 2006, the Company had recognized product sales revenue of $185,000 in connection with the manufacturing of certain PBC system components for ES&S, all of which occurred in the second quarter of fiscal 2007, but it has deferred all revenues related to the licensing of the intellectual property.
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
We did not have any facility management agreements as of October 31, 2006 or during the six months ended October 31, 2006 and 2005, although we have had them at certain times in previous fiscal years.
Licensing Revenue
Revenue associated with the licensing of the Company’s PBC system will be recognized in accordance with SOP 97-2. Among other requirements for the recognition of revenue, SOP 97-2 requires all of the following criteria to be met:
1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred;

3.	Fee is fixed or determinable; and

4.	Collectibility is reasonably assured.
As of October 31, 2006, the Company is continuing to negotiate the terms of a software support agreement with ES&S and, accordingly, the criteria requiring persuasive evidence of an arrangement has not been met.
Deferred Revenue
Deferred revenue of $1.3 million as of October 31, 2006 consists of amounts received from customers in excess of revenue recognized. Of the $1.3 million, $800,000 represents all of the payments received for hardware and software license fees related to the voting segment through October 31, 2006. Such license fees, which related to the

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
use of the PBC system were not recognized as of October 31, 2006 due to the fact that persuasive evidence of an arrangement with ES&S is pending finalization of a software support agreement between the Company and ES&S. The Company will recognize the revenue upon its fulfillment of the prescribed criteria for revenue recognition. The remaining $500,000 is related to the payments received for spare parts orders. Revenue will be recognized upon fulfillment of the delivery obligations.
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
Based on its evaluation as of October 31, 2006, the Company did not record an allowance.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at May 1, 2006	$379
Additional reserves	131
Charges incurred	(13)

Balance at October 31, 2006	$497

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
Income Taxes and Valuation Allowance
The Company accounts for income taxes pursuant to the asset and liability method. This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has continued to provide a valuation allowance against the entire balance of its net deferred tax assets at October 31, 2006 due to uncertainty regarding its realization.
Segment Information
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report certain information about operating segments in their financial statements and established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.
As a result, among other factors, of the agreement with ES&S and the potential increase in the significance of the voting product, effective May 1, 2006, the Company began to divide its operations into two operating segments: the wagering business and the voting business. The wagering segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide. The voting segment, in consideration of net revenue, as defined, and in accordance with the terms of the strategic arrangement, granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed. The voting system business began to generate product sales revenue on the manufacturing of certain PBC system components for ES&S, in a one-time arrangement. It has deferred all of the license fees it has received for the intellectual property pending completion of its arrangements with ES&S.
The Company’s segment information is presented below:

	Three Months Ended
	October 31, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$4,664	$185	$4,849
Income (loss) from operations	1,173	(320)	853
Depreciation and amortization	28	46	74
Equipment, furniture and fixtures, net at October 31, 2006	249	96	345
Capitalized computer software development costs, net at October 31, 2006	—	368	368
Deferred revenue at October 31, 2006	493	800	1,293

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	October 31, 2005
	Wagering	Voting
	Business	Business	Totals
Total revenues	$786	$—	$786
Loss from operations	(687)	(11)	(698)
Depreciation and amortization	36	—	36
Equipment, furniture and fixtures, net at October 31, 2005	209	136	345
Capitalized computer software development costs, net at October 31, 2005	—	490	490
Deferred revenue at October 31, 2005	888	—	888

	Six Months Ended
	October 31, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$9,225	$185	$9,410
Income (loss) from operations	2,590	(755)	1,835
Depreciation and amortization	59	260	319
Equipment, furniture and fixtures, net at October 31, 2006	249	96	345
Capitalized computer software development costs, net at October 31, 2006	—	368	368
Deferred revenue at October 31, 2006	493	800	1,293

	Six Months Ended
	October 31, 2005
	Wagering	Voting
	Business	Business	Totals
Total revenues	$1,766	—	$1,766
Loss from operations	(1,168)	(236)	(1,404)
Depreciation and amortization	84	1	85
Equipment, furniture and fixtures, net at October 31, 2005	209	136	345
Capitalized computer software development costs, net at October 31, 2005	—	490	490
Deferred revenue at October 31, 2005	888	—	888
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
The balance sheet of our international subsidiary is translated into U.S. dollars and consolidated with the Company’s balance sheet at period-end exchange rates, while revenues and expenses

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
are translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar may impact the foreign currency translation component of the Company’s reported shareholders’ equity. Historically, foreign currency transaction gains and losses have not been material.
Comprehensive Income (loss)
The Company accounts for comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Amounts in thousands)	2006	2005	2006	2005
Net income (loss)	$900	$(690)	$1,931	$(1,403)
Foreign currency translation adjustment	(2)	(7)	6	13

Comprehensive income (loss)	$898	$(697)	$1,937	$(1,390)

Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

October 31,
(Amounts in thousands)	2006
Raw materials and subassemblies	$1,918
Work-in-process	46
Finished goods	190

$2,154

The Company recorded an impairment charge of $422,000 during the three months ended October 31, 2006, to properly reflect the net realizable value of its spare parts inventory. This was as a result of reduced demand for our fully assembled older generation terminal models currently in the field and the

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
anticipated resulting decrease in spare parts required to service these terminals.
Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.
Short-Term Investments
In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s short-term investments in marketable equity securities are classified as available-for-sale securities and are stated at their estimated fair value. The fair value of the investments as of October 31, 2006, and the proceeds from investments sold during the three and six months then ended, approximated the related cost as of that date and for that period. Accordingly, no realized or unrealized gains or losses related to the Company’s marketable securities were recognized.
Short-term investments consist of investments in auction-rate preferred shares with a cost and carrying value of $2,125,000 at October 31, 2006. Although the auction-rate preferred shares have long-term maturities, their dividend rates reset every seven days through a Dutch auction process and management believes, but cannot assure, that the Company can liquidate them on a short-term basis at their original cost. Accordingly, they have been classified as current assets.
Research and Development Costs
Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value of the product. The Company makes ongoing evaluations of the recoverability of its capitalized software costs by comparing the amount capitalized for each product to the estimated net realizable value of the product. Net realizable value is the excess of estimated future gross revenues over the estimated future costs of completing and disposing of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company established the technological feasibility of a computer software development product that applies its technology

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
in other markets effectively as of June 14, 2005 and, accordingly, capitalized related costs of $806,000 for the year ended April 30, 2006. The Company determined that capitalization of computer software development costs had to cease and amortization commenced at the end of the third quarter of fiscal 2006, when the product became available for general release to customers. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher amount of annual amortization. During the period from February 1, 2006 through July 31, 2006, the Company amortized the capitalized computer software development costs over an estimated useful life of one year. This estimate was then based on the uncertainty regarding the projection of any future revenue beyond one year. During the quarter ended October 31, 2006, the Company increased the estimated useful life of the software product to three and a half years based on its projection that future revenue will be generated for a more extended period. As a result of the change in estimated useful life of the software product to three and a half years, the amortization expense for the second quarter of fiscal 2007 is reduced by $167,000 compared to that of the first quarter of fiscal 2007. As of October 31, 2006, accumulated amortization of software development costs totaled $438,000.
Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.
At October 31, 2006 and 2005, the effects of the assumed exercise of options to purchase 225,000 and 417,000 shares of the Company’s common stock, at prices ranging from $1.00 to $4.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As a result of amendments to SFAS 123, effective May 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123 for which service has not been provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods. All stock options granted to employees prior to May 1, 2006 were fully vested as of October 31, 2006. In addition, the Company did not grant any stock options or warrants to employees in the three and six months ended October 31, 2006. Therefore, there was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the three and six months ended October 31, 2006. In addition, there was no material difference between the Company’s historical net loss in the three and six months ended October 31, 2005 and the pro forma net loss for such period assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2004 and amortized over the vesting period consistent with the provisions of SFAS 123.
STOCK OPTIONS
Descriptions of the stock option plans are included in the preceding discussion under “Stock-Based Compensation” and in Note 10 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2006. A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the six months ended October 31, 2006 are presented below:
(shares in thousands)

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value
Options outstanding at May 1, 2006	235	$1.67	2.25 years
Granted	—	—		—
Exercised	—	—		—

Forfeited/expired	(10)	1.80

Options outstanding and exercisable at October 31, 2006	225	$1.66	1.73 years	—

MAJOR CUSTOMERS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenue:

From unrelated customers	No customer accounted for more than 10% of total revenue	Two customers accounted for 21% of total revenue	No customer accounted for more than 10% of total revenue	Two customers accounted for 24% of total revenue

From related customers	One customer accounted for 92% of total revenue	Three customers accounted for 77% of total revenue	One customer accounted for 95% of total revenue	Three customers accounted for 71% of total revenue

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of October 31, 2006, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $605,000 which represented 42% of total accounts receivable and 8% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $525,000 from May 1, 2006 through October 31, 2006 and $100,000 from November 1, 2006 through December 14, 2006 which reduced the past due balance to $1.1 million at April 30, 2006, $605,000 at October 31, 2006 and $505,000 at December 14, 2006.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $505,000 by July 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of both October 31, 2006 and 2005 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers.
RELATED PARTY TRANSACTIONS
During the three months ended October 31, 2006 and 2005, revenues from all related party agreements for sales of products and services totaled approximately $4.5 million (93% of total revenue) and $607,000 (77% of total revenue), respectively. Related party revenues for the six months ended October 31, 2006 and 2005 were $9.0 million (96% of total revenue) and $1.3 million (71% of total revenue), respectively. Included in accounts receivable at October 31, 2006 was $730,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2006 and 2005 are presented below.

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
The financial activities and balances related to BLM were as follows:
•	There were no sales to BLM in the three and six months ended October 31, 2006 and 2005;

•	There were no accounts receivable balances from BLM at October 31, 2006; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $217,000 as of October 31, 2006.
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
In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized on the performance of lottery system software development, delivery of contract hardware and sale of spare parts during the three and six months ended October 31, 2006 totaled approximately $4.4 million and $8.9 million, respectively. Revenues recognized from the sale of spare parts totaled $551,000 and $826,000, respectively, during the three and six months ended October 31, 2005;

•	Billings in excess of costs and earnings relating to the abovementioned contract totaled $746,000 at October 31, 2006; and

•	Accounts receivable from the abovementioned $10.0 million contract milestone billings and spare part orders totaled $687,000 at October 31, 2006.
Sports Toto Malaysia
On November 17, 2005, the Company received a software enhancement order with a value of $210,000 from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the software product is expected to be completed in the third quarter of fiscal 2007.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenues totaling $46,000 and $76,000 were recognized on the sale of support services and spare parts during the three and six months ended October 31, 2006, respectively. For the comparable periods in 2005, revenues totaling $33,000 and $215,000, respectively, were recognized on the sale of support services and software products and spare parts;

•	There was deferred revenue of $493,000 on spare part orders at October 31, 2006;

•	Billings in excess of costs and earnings relating to the abovementioned contracts totaled $153,000 at October 31, 2006; and

•	Accounts receivable from software support services and spare part orders totaled $38,000 at October 31, 2006.
Natural Avenue
In January 2005, the Company received orders for terminals, related hardware products and various software enhancements with a total value of $430,000 from Natural Avenue, a related party from Malaysia and an affiliate of BLM. In addition, the Company provides lottery terminals, software products and support services as well as spare parts to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenues of $14,000 and $27,000 were recognized on the sale of support services during the three and six months ended October 31, 2006, respectively. For the three months ended in 2005, revenue of $22,000 was recognized on the sale of support services and spare parts. For the six months ended in 2005, revenue totaling $216,000 was recognized on the sale of software products, support services and spare parts;

•	Accounts receivable totaled $5,000 at October 31, 2006; and

•	There were no billings in excess of costs and earnings at October 31, 2006.
LITIGATION
The Company was not a party to any litigation proceedings as of December 14, 2006.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LEASE
The lease for the facilities used by the Company in Carlsbad, California will expire on December 22, 2006. In September 2006, the Company executed a three-year lease for an 18,514 square-foot facilities in Vista, California. The lease provides for annual rent increases and expires in November 2009.
Future minimum lease payments related to the Vista facility lease are as follows:

For Fiscal Years	Minimum Lease
Ending April 30,	Payments
2007	$61,464
2008	186,697
2009	192,299
2010	114,114

$554,574

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2006	2005	Change	2006	2005	Change
Products
Contract	$4,478	$8	$4,470	$8,536	$332	$8,204
Spares	326	732	(406)	785	1,343	(558)

Total Products	4,804	740	4,064	9,321	1,675	7,646

Services

Software Support	45	46	(1)	89	91	(2)

Total Services	45	46	(1)	89	91	(2)

	$4,849	$786	$4,063	$9,410	$1,766	$7,644

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
Contract revenue for the three months ended October 31, 2006 was $4.5 million, compared to $8,000 in the comparable period in 2005. For the six months ended October 31, 2006, we generated $8.5 million of contract revenue compared to $332,000 for the same period in 2005. The significant increase in contract revenue in 2006 was principally due to one contract with a related party, along with the one-time revenue associated with the manufacturing of certain PBC system components for ES&S. We have deferred all of the license fees it has received for the intellectual property pending completion of its arrangement with ES&S.
Spares revenue for the three months ended October 31, 2006 was $327,000 compared to $732,000 for the corresponding period in 2005. For the six months ended October 31, 2006, spares revenues was $786,000 compared to $1.3 million for the same period in 2005. Customer demand for spare parts fluctuates from period to period. Hence, the reduction in the sale of spare parts is attributable to decreased demand for spare parts. We derived spares revenue from various customers on the shipment of multiple spares orders.
Software support revenues remained consistent and relatively insignificant for the three and six months ended October 31, 2006 and 2005.
Related party revenue of approximately $4.5 million accounted for 93% of total revenue in the three months ended October 31, 2006, compared to $607,000 or 77% of total revenue in the corresponding period in 2005. For the six months ended October 31, 2006, related party revenue of approximately $9.0 million accounted for 96% of total revenue, compared to $1.3 million or 71% of total revenue in the corresponding period in 2005.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
	2006		2005		2006		2005
Revenues:
Products	$4,804	99%	$740	94%	$9,321	99%	$1,675	95%
Services	45	1%	46	6%	89	1%	91	5%

Total revenues	$4,849	100%	$786	100%	$9,410	100%	$1,766	100%

Cost of sales:
Products	$3,612	74%	$710	90%	$6,775	72%	$1,552	88%
Services	6	0%	38	5%	14	0%	69	4%

Total costs of sales	$3,618	74%	$748	95%	$6,789	72%	$1,621	92%

Gross Profit:
Products	$1,192	25%	$30	4%	$2,546	27%	$123	7%
Services	39	1%	8	1%	75	1%	22	1%

Total gross profit	$1,231	26%	$38	5%	$2,621	28%	$145	8%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.
Overall gross profit margins were at 26% for the three months ended October 31, 2006, compared to 5% for the corresponding period in 2005. For the six months ended October 31, 2006, overall gross profit margins were 28% compared to 8% in the corresponding period in 2005. Higher gross profit margins achieved in 2006 are principally due to the increased business activities associated with contract sales offset by the amortization of capitalized software development costs and other expenses associated with the voting product. As a result of the change in estimated useful life of the software product to three and a half years, the amortization expense for the second quarter of fiscal 2007 is reduced by $167,000 compared to that of the first quarter of fiscal 2007. Costs of sales of products for the three and six months ended October 31, 2006 reflect an impairment charge of $422,000 to properly reflect the net realizable value of our spare parts inventory. This was attributable to the reduced demand for our terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.
Research and Development Expenses (“R&D”)
For the three months ended October 31, 2006, R&D expenses were $2,000 compared to $18,000 in 2005. R&D expenses have remained insignificant due to the completion of the research and development efforts associated with a product that applies our technology in the voting industry. For the six months ended October 31, 2006 and 2005, R&D expenses were $4,000 and $248,000, respectively. We attribute the significant decreases to the capitalization of computer software development costs associated with the voting product. We anticipate that R&D expenses will increase in coming quarters as we focus our efforts on the development and enhancement of the products relating to lottery and related industries.

Selling, General and Administrative (“SG&A”)
SG&A expenses for the three months ended October 31, 2006 were $376,000 compared to $718,000 in the same period in 2005. For the six months ended October 31, 2006, SG&A expenses were $782,000 compared to $1.3 million in the same period in 2005. We attribute the significant reduction to the rationalization and streamlining of operations including reduced payroll and personnel-related costs, improved cost reduction initiatives, reduced marketing expenses and lower consulting fees.
Other Income (Expense)
Other income and expense in the three and six months ended October 31, 2006 and 2005 primarily consisted of interest and dividend income and foreign exchange losses. We derived interest and dividend income from short-term investments and cash balances.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at October 31, 2006 was $3.0 million.
As of October 31, 2006, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $605,000 which represented 42% of total accounts receivable and 8% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $525,000 from May 1, 2006 through October 31, 2006 and $100,000 from November 1, 2006 through December 14, 2006 which reduced the past due balance to $1.1 million at April 30, 2006, $605,000 at October 31, 2006 and $505,000 at December 14, 2006.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $505,000 by July 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Expected net revenue at October 31, 2006 was $6.5 million. Of this amount, $1.2 million will be derived from one $10.0 million contract with a related party. In relation to this contract, $9.0 million has been received, as of October 31, 2006, as a down payment at the signing of the contract and completion of various contract milestones. The remaining amount of approximately $1.0 million will be received upon completion of outstanding contract milestones. We expect to fulfill the contract milestones and receive payments by January 31, 2007. In addition, sources of cash through April 2007 are expected to come from at least a portion of the scheduled installment payments of $505,000 due from the single customer as discussed in the previous paragraph. Additional cash is expected to be derived from the voting segment and spares revenue. Uses of cash will be for normal operating expenses and costs associated with contract execution.
Of the foregoing $6.5 million in expected net revenue to be recognized, approximately $4.2 million will be derived from the executed voting contracts. On February 26, 2006, we announced that our strategic partner, Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri and will use technology developed by ILTS’s wholly owned subsidiary, Unisyn Solutions, Inc. In addition, on May 1, 2006, we announced that ES&S has signed a contract with Los Angeles County to supply the Precinct Ballot Counters (“PBC”) and related software and services. In consideration of a profit sharing formula, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2007, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2007. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
(Amounts in thousands)	2006	2005	(Decrease)
Condensed cash flow comparative:

Operating activities	$(1,786)	$46	$(1,832)

Investing activities	1,924	(627)	2,551

Financing activities	(42)	(52)	10

Effect of exchange rate	6	13	(7)

Net increase in cash and cash equivalents	$102	$(620)	$722

Cash Flow Analysis — six-Month Period Ended October 31, 2006:
Operating Activities
Net cash used in operating activities was $1.8 million.
Net income of $1.9 million was adjusted by $882,000 of noncash charges including depreciation and amortization, provision for inventory obsolescence, loss on disposal of fixed assets and warranty reserve expense to arrive at net cash used in operating activities.
Net cash used in operating activities reflected positive effects of the following factors:
▪	Decrease of $2 million in accounts receivable;

▪	Increase of $742,000 in deferred revenue;

▪	Decrease of $205,000 in other current assets;

▪	Decrease of $97,000 in inventory; and

▪	Decrease of $51,000 in noncurrent assets.
Net cash used in operating activities reflected negative effects of the following factors:
▪	Decrease of $7.5 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Decrease of $100,000 in accounts payable;

▪	Increase of $79,000 in costs and estimated earnings in excess of billings;

▪	Decrease of $25,000 in other current liabilities;

▪	Decrease of $21,000 in the liability to our Parent company;

▪	Decrease of $13,000 in accrued payroll and related taxes; and

▪	Decrease of $13,000 in warranty reserves.
Investing and Financing Activities
We had $1.9 million of net sales of short-term investments.
With respect to financing activities, payment of a short-term note payable reduced our cash position by $42,000.
Cash Flow Analysis — six-Month Period Ended October 31, 2005:
Operating Activities
Net cash provided by operating activities was $46,000.
Net loss of $1.4 million was adjusted by $112,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash flow provided by operating activities.

Net cash provided by operating activities reflected positive effects of the following factors:
▪	Increase of $888,000 in deferred revenue;

▪	Decrease of $524,000 in accounts receivable;

▪	Increase of $43,000 in accounts payable;

▪	Increase of $35,000 in the liability to our Parent company; and

▪	Increase of $24,000 in accrued payroll and related taxes.
Net cash provided by operating activities reflected negative effects of the following factors:
▪	Decrease of $67,000 in billings in excess of costs and earnings on uncompleted contracts;

▪	Decrease of $61,000 in other current liabilities;

▪	Increase of $32,000 in inventory;

▪	Decrease of $10,000 in warranty reserves; and

▪	Increase of $7,000 in other current assets.
Investing and Financing Activities
During the six months ended October 31, 2005, we invested $137,000 in the construction of terminals to be used in the marketing of our technology in the voting industry. In addition, we capitalized an amount of $490,000 which represented costs incurred internally to create a computer software product utilizing our technology in the voting industry.
With respect to financing activities, payment of short-term note payable reduced our cash position by $52,000.
Capital Resources
As of October 31, 2006, there were no unused credit facilities. With respect to capital expenditures, we determined that the product for which software costs were being capitalized was technologically feasible as of June 14, 2005 and amortization commenced as of January 31, 2006.
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
We recorded foreign currency translation losses of $2,000 and $7,000 for the three months ended October 31, 2006 and 2005, respectively. For the six months ended October 31, 2006 and 2005, we recorded foreign currency translation gain of $6,000 and $13,000, respectively. The foreign currency translation losses and gains were accounted for as increases and decreases in the other accumulated comprehensive loss component of shareholders’ equity.
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
FIN48 applies to all tax positions related to income taxes subject to FASB Statement No. 109. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe the adoption of FIN 48 will not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

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
Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of October 31, 2006. Based on the foregoing, our Acting Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2006.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Dated: December 15, 2006	/s/ Jeffrey M. Johnson
Jeffrey M. Johnson
Acting President and Chief Executive Officer

/s/ T. Linh Nguyen
T. Linh Nguyen
Acting Chief Financial Officer and Corporate Secretary