Form 10QSB
period 2007-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2007-03-19
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-10294
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
(Exact Name of Company as specified in its charter)

California	95-3276269
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
2310 Cousteau Court, Vista, California 92081-8346
(Address of Principal Executive Offices) (Zip Code)
(760) 598-1655
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
As of March 19, 2007, 12,962,999 shares of common stock were outstanding. Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

INDEX

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-28

Item 3.	Controls and Procedures	29

PART II OTHER INFORMATION

Item 6.	Exhibits	30

	Signatures	31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$686
Short-term investments, available for sale	4,825
Accounts receivable	545
Costs and estimated earnings in excess of billings	76
Inventories, net	2,132
Other current assets	178

Total current assets	8,442
Equipment, furniture and fixtures, net	450
Capitalized computer software development costs, net	334
Other noncurrent assets	49

Total assets	$9,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151
Billings in excess of costs and estimated earnings on uncompleted contracts	1,043
Accrued payroll and related taxes	326
Warranty reserves	457
Payable to Parent	217
Other current liabilities	67
Deferred revenue	4,059

Total current liabilities	6,320
Other long-term liabilities	58

Total liabilities	6,378

Commitments
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370
Accumulated deficit	(53,200)
Other accumulated comprehensive loss — cumulative foreign currency translation losses	(273)

Total shareholders’ equity	2,897

Total liabilities and shareholders’ equity	$9,275

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Revenues:

Sales of products	$613	$636	$9,934	$2,311
Services	45	44	134	134

	658	680	10,068	2,445

Cost of sales:

Cost of product sales	1,095	435	7,870	1,987
Cost of services	13	7	27	75

	1,108	442	7,897	2,062

Gross profit (loss)	(450)	238	2,171	383

Research and development expenses	11	29	15	277
Selling, general and administrative expenses	482	662	1,263	1,963

Income (loss) from operations	(943)	(453)	893	(1,857)

Other income (expense):
Interest and dividend income	50	17	165	24
Interest expense	—	(16)	—	(4)
Other	8	(2)	(12)	(20)

Net income (loss)	$(885)	$(454)	$1,046	$(1,857)

Net income (loss) per share:
Basic and diluted	$(0.07)	$(0.04)	$0.08	$(0.14)

Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,943	12,950	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	January 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,046	$(1,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	405	126
Bad debt expense	—	18
Impairment charge for inventory obsolescence	422	—
Warranty reserve expense	142	1
Loss on disposal of fixed assets	10	—
Amortization of deferred rent	74	—
Changes in operating assets and liabilities:
Accounts receivable	2,917	304
Costs and estimated earnings in excess of billings	(76)	—
Inventories	119	(96)
Other current assets	286	(171)
Other non current assets	51	—
Accounts payable	(202)	(29)
Deferred revenue	3,508	734
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,394)	3,892
Accrued payroll and related taxes	(60)	(203)
Warranty reserves	(64)	(10)
Payable to Parent	(21)	35
Other current liabilities	(35)	(36)

Net cash provided by operating activities	1,128	2,708

Cash flows from investing activities:
Purchases of short-term investments	(16,010)	—
Sales of short-term investments	15,235	—
Additions to equipment	(159)	(284)
Additions to capitalized computer software development costs	—	(806)

Net cash used in investing activities	(934)	(1,090)

Cash flows from financing activities:
Payment of short-term note payable	(42)	(54)
Proceeds from exercise of stock options	20	—

Net cash used in financing activities	(22)	(54)

Effect of exchange rate changes on cash and cash equivalents	2	13

Net increase in cash and cash equivalents	174	1,577
Cash and cash equivalents at beginning of period	512	985

Cash and cash equivalents at end of period	$686	$2,562

Supplemental cash flow information:
Cash paid for income taxes	$—	$7

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
In recent years, the Company has devoted significant resources to developing a certified and end-to-end optical scan voting system consisting of the Inkavote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in a single compact unit. These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet all of the Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements, as of April 30, 2006, at a much lower cost than direct-recording electronic or touch screen systems. In addition, the Company’s voting system offers the following features:
•	High level of security and vote encryption ensure integrity and voter privacy;

•	Electronic and paper audit trails offer added security and redundancy for recounts;

•	Poll workers require minimal training to set-up and operate;

•	Require minimal voter re-education; and

•	Capability to tally results in real time.
In consideration of net revenue, as defined, ILTS, in accordance with the terms of the strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software. As of January 31, 2007, the Company had recognized product sales revenue of $185,000 in connection with the manufacturing of certain PBC system components for ES&S, all of which occurred in the second quarter of fiscal 2007, but it has deferred all revenues related to the licensing of the intellectual property.
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
We did not have any facility management agreements as of January 31, 2007 or during the nine months ended January 31, 2007 and 2006, although we have had them at certain times in previous fiscal years.
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
As of January 31, 2007, the Company is continuing to negotiate the terms of a software support agreement with ES&S and, accordingly, the criteria requiring persuasive evidence of an arrangement has not been met.
Deferred Revenue
Deferred revenue of $4.1 million as of January 31, 2007 consists of amounts received from customers in excess of revenue recognized. Of the $4.1 million, $3.6 million represents hardware and software license fees related to the voting segment. Such license fees which

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
related to the use of the PBC system were not recognized as of January 31, 2007 due to the fact that persuasive evidence of an agreement with ES&S is pending finalization of a software support agreement by the Company and ES&S. The Company will recognize the revenue upon its fulfillment of the prescribed criteria for revenue recognition. The remaining $500,000 is related to the payments received for spare parts orders. Revenue will be recognized upon fulfillment of the delivery obligations.
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
Based on its evaluation as of January 31, 2007, the Company did not record an allowance.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at May 1, 2006	$379
Additional reserves	142
Charges incurred	(64)

Balance at January 31, 2007	$457

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Income Taxes and Valuation Allowance
The Company accounts for income taxes pursuant to the asset and liability method. This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at January 31, 2007 due to uncertainty regarding its realization.
Segment Information
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.
As a result, among other factors, of the agreement with ES&S and the potential increase in the significance of the voting product, effective May 1, 2006, the Company began to divide its operations into two operating segments: the wagering business and the voting business. The wagering segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide. The voting segment, in consideration of net revenue, as defined, and in accordance with the terms of the strategic arrangement, granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed. The voting system business began to generate product sales revenue on the manufacturing of certain PBC system components for ES&S, in a one-time arrangement. The Company has deferred all of the license fees it has received for the intellectual property pending finalization of its arrangements with ES&S.
The Company’s segment information is presented below:

	Three Months Ended
	January 31, 2007
	Wagering	Voting
	Business	Business	Totals
Total revenues	$658	$—	$658
Loss from operations	(612)	(331)	(943)
Depreciation and amortization	41	46	87
Equipment, furniture and fixtures, net at January 31, 2007	366	84	450
Capitalized computer software development costs, net at January 31, 2007	—	334	334
Deferred revenue at January 31, 2007	493	3,566	4,059

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	January 31, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$680	$—	$680
Loss from operations	(435)	(18)	(453)
Depreciation and amortization	31	10	41
Equipment, furniture and fixtures, net at January 31, 2006	316	135	451
Capitalized computer software development costs, net at January 31, 2006	—	806	806
Deferred revenue at January 31, 2006	734	—	734

	Nine Months Ended
	January 31, 2007
	Wagering	Voting
	Business	Business	Totals
Total revenues	$9,883	$185	$10,068
Income (loss) from operations	1,973	(1,080)	893
Depreciation and amortization	99	306	405
Deferred revenue at January 31, 2007	493	3,566	4,059

	Nine Months Ended
	January 31, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$2,445	$—	$2,445
Loss from operations	(1,647)	(210)	(1,857)
Depreciation and amortization	115	11	126
Deferred revenue at January 31, 2006	734	—	734
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Comprehensive Income (loss)
The Company accounts for comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income.” The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(Amounts in thousands)	2007	2006	2007	2006

Net income (loss)	$(885)	$(454)	$1,046	$(1,857)
Foreign currency translation adjustment	(4)	—	2	13

Comprehensive income (loss)	$(889)	$(454)	$1,048	$(1,844)

Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

January 31,
(Amounts in thousands)	2007

Raw materials and subassemblies	$1,896
Work-in-process	46
Finished goods	190

$2,132

The Company recorded an impairment charge of $422,000 during the three months ended October 31, 2006, to properly reflect the net realizable value of its spare parts inventory. This was as a result of reduced demand for the Company’s fully assembled older generation terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.

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
Short-Term Investments
In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s short-term investments in marketable equity securities are classified as available-for-sale securities and are stated at their estimated fair value. The fair value of the investments as of January 31, 2007, and the proceeds from investments sold during the three and nine months then ended, approximated the related cost as of that date and for that period. Accordingly, no realized or unrealized gains or losses related to the Company’s marketable securities were recognized.
Short-term investments consist of investments in auction-rate preferred shares with a cost and carrying value of $4,825,000 at January 31, 2007. Although the auction-rate preferred shares have long-term maturities, their dividend rates reset every seven days through a Dutch auction process and management believes, but cannot assure, that the Company can liquidate them on a short-term basis at their original cost. Accordingly, they have been classified as current assets.
Research and Development Costs
Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value of the product. The Company makes ongoing evaluations of the recoverability of its capitalized software costs by comparing the amount capitalized for each product to the estimated net realizable value of the product. Net realizable value is the excess of estimated future gross revenues over the estimated future costs of completing and disposing of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company established the technological feasibility of a computer software development product that applies its technology in the voting industry effectively as of June 14, 2005 and, accordingly, capitalized related costs of $806,000 for the year ended April 30, 2006. The Company determined that capitalization of computer software development costs had to cease and amortization commenced at the end of the third quarter of fiscal 2006, when the voting system became available for general release to customers. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
amount of annual amortization. During the period from February 1, 2006 through July 31, 2006, the Company amortized the capitalized computer software development costs based on a straight-line basis over the estimated useful life of one year. This estimate was then based on the uncertainty regarding the projection of future revenue beyond one year. During the quarter ended October 31, 2006, the Company increased the estimated useful life of the software product to three and a half years based on its projection that future revenue will be generated for a more extended period. As a result of the change in estimated useful life of the software product to three and a half years, the quarterly amortization expense was reduced by $167,000 compared to that of the first quarter of fiscal 2007. As of January 31, 2007, accumulated amortization of software development costs totaled $472,000.
Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.
At January 31, 2007 and 2006, the effects of the assumed exercise of outstanding options to purchase 184,000 and 417,000 shares of the Company’s common stock, at prices ranging from $1.00 to $4.50 per share, were not included in the computation of diluted per share amounts because they were anti-dilutive for that purpose.
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
As a result of amendments to SFAS 123, effective May 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123 for which service has not been

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods. All stock options granted to employees prior to May 1, 2006 were fully vested as of January 31, 2007. In addition, the Company did not grant any stock options or warrants to employees in the three and nine months ended January 31, 2007. Therefore, there was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the three and nine months ended January 31, 2007. In addition, there was no material difference between the Company’s historical net loss in the three and nine months ended January 31, 2006 and the pro forma net loss for such period assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2004 and amortized over the vesting period consistent with the provisions of SFAS 123.
STOCK OPTIONS
Descriptions of the stock option plans are included in the preceding discussion under “Stock-Based Compensation” and in Note 10 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2006. A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the nine months ended January 31, 2007 are presented below:
(shares in thousands)

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value
Options outstanding at May 1, 2006	235	$1.67	2.25 years	$—
Granted	—	—		—
Exercised	(20)	1.00		12
Forfeited/expired	(31)	3.33		—

Options outstanding and exercisable at January 31, 2007	184	$1.55	1.52 years	—

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MAJOR CUSTOMERS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenue:

From unrelated customers	One customer accounted for 11% of total revenue	One customer accounted for 33% of total revenue	No customer accounted for more than 10% of total revenue	One customer accounted for 11% of total revenue

From related customers	One customer accounted for 69% of total revenue	Two customers accounted for 49% of total revenue	One customer accounted for 93% of total revenue	Two customers accounted for 56% of total revenue
As of January 31, 2007, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $455,000 which represented 83% of total accounts receivable and 5% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $675,000 from May 1, 2006 through January 31, 2007 and $100,000 from February 1, 2007 through March 16, 2007 which reduced the past due balance to $1.1 million at April 30, 2006, $455,000 at January 31, 2007 and $355,000 at March 16, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $355,000 by July 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of both January 31, 2007 and 2006 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers. Nonpayment by the customer or the Company’s inability to sell the products to other customers could also have a material adverse impact on the Company’s liquidity and results of operations.
RELATED PARTY TRANSACTIONS
During the three months ended January 31, 2007 and 2006, revenues from all related party agreements for sales of products and services totaled approximately $528,000 (80% of total revenue) and $347,000 (51% of total revenue), respectively. Related party revenues for the nine

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
months ended January 31, 2007 and 2006 were $9.5 million (95% of total revenue) and $1.6 million (66% of total revenue), respectively. Included in accounts receivable at January 31, 2007 was $34,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2007 and 2006 are presented below.
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
The financial activities and balances related to BLM were as follows:
•	There were no sales to BLM in the three and nine months ended January 31, 2007 and 2006;
•	There were no accounts receivable balances from BLM at January 31, 2007; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $217,000 as of January 31, 2007.
Philippine Gaming Management Corporation
On December 9, 2005, the Company signed a contract with Philippine Gaming Management Corporation (“PGMC”), a related party and a BLM subsidiary, to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals. A significant portion of the contract deliverables including lottery terminals and hardware and software installation were completed as of January 31, 2007. Total contract value was approximately $10.0 million.
In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized on the performance of lottery system software development, delivery of contract hardware and sale of spare parts during the three and nine months ended January 31, 2007 totaled approximately $470,000 and $9.4 million, respectively. Revenues recognized on the performance of lottery system development and sale of spare parts during the three and nine months ended January 31, 2006 totaled $225,000 and $1.1 million, respectively;
•	Billings in excess of costs and earnings relating to the abovementioned contract totaled $821,000 at January 31, 2007; and

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
•	Accounts receivable from spare part orders totaled $11,000 at January 31, 2007.
Sports Toto Malaysia
On November 17, 2005, the Company received a software enhancement order with a value of $210,000 from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the software product is expected to be completed in fiscal 2008.
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenues totaling $44,000 and $120,000 were recognized on the sale of support services and spare parts during the three and nine months ended January 31, 2007, respectively. For the comparable periods in 2006, revenues totaling $108,000 and $324,000, respectively, were recognized on the sale of support services and software products and spare parts;
•	There was deferred revenue of $493,000 on spare part orders at January 31, 2007;
•	Billings in excess of costs and earnings relating to the abovementioned contracts totaled $150,000 at January 31, 2007; and
•	Accounts receivable from software support services and spare part orders totaled $19,000 at January 31, 2007.
Natural Avenue
In January 2005, the Company received orders for terminals, related hardware products and various software enhancements with a total value of $430,000 from Natural Avenue, a related party from Malaysia and an affiliate of BLM. In addition, the Company provides lottery terminals, software products and support services as well as spare parts to Natural Avenue. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenues of $14,000 and $41,000 were recognized on the sale of support services during the three and nine months ended January 31, 2007, respectively. For the comparable periods in 2006, revenues totaling $14,000 and 229,000, respectively were recognized on the sale of support services and software products and spare parts;
•	Accounts receivable totaled $5,000 at January 31, 2007; and
•	There were no billings in excess of costs and earnings at January 31, 2007.
LITIGATION
The Company was not a party to any litigation proceedings as of March 16, 2007.
LEASE
The lease for the facilities used by the Company in Carlsbad, California expired on December 22, 2006. In September 2006, the Company executed a three-year lease for an 18,514 square-

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
foot facility in Vista, California. The lease provides for annual rent increases and expires in November 2009.
Future minimum lease payments related to the Vista facility lease are as follows:

Minimum Lease
For Fiscal Years Ending April 30,	Payments
2007	$61,464
2008	186,697
2009	192,299
2010	114,114

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

RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2007	2006	Change	2007	2006	Change
Products
Contract	$427	$402	$25	$8,962	$734	$8,228
Spares	186	234	(48)	972	1,577	(605)

Total Products	613	636	(23)	9,934	2,311	7,623

Services
Software Support	45	44	1	134	134	—

Total Services	45	44	1	134	134	—

	$658	$680	$(22)	$10,068	$2,445	$7,623

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
Contract revenue for the three months ended January 31, 2007 was $427,000, compared to $402,000 in the comparable period in 2006. For the nine months ended January 31, 2007, we generated $9.0 million of contract revenue compared to $734,000 for the same period in 2006. The significant increase in contract revenue in 2007 was principally due to one contract with a related party, along with the revenue associated with the manufacturing of certain PBC system components for ES&S.
Spares revenue for the three months ended January 31, 2007 was $186,000 compared to $234,000 for the corresponding period in 2006. For the nine months ended January 31, 2007, spares revenues was $972,000 compared to $1.6 million for the same period in 2006. Customer demand for spare parts fluctuates from period to period. Hence, the reduction in the sale of spare parts is attributable to decreased demand for spare parts. We derived spares revenue from various customers on the shipment of spare orders.
Software support revenues remained consistent and relatively insignificant for the three and nine months ended January 31, 2007 and 2006.
Related party revenue of approximately $528,000 accounted for 80% of total revenue in the three months ended January 31, 2007, compared to $347,000 or 51% of total revenue in the corresponding period in 2006. For the nine months ended January 31, 2007, related party revenue of approximately $9.5 million accounted for 95% of total revenue, compared to $1.6 million or 66% of total revenue in the corresponding period in 2006.

Cost of Sales and Gross Profit (Loss) Analysis

	Three Months Ended				Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
	2007		2006		2007		2006

Revenues:
Products	$613	93%	$636	94%	$9,934	99%	$2,311	95%
Services	45	7%	44	6%	134	1%	134	5%

Total revenues	$658	100%	$680	100%	$10,068	100%	$2,445	100%

Cost of sales:
Products	$1,095	166%	$435	64%	$7,870	78%	$1,987	81%
Services	13	2%	7	1%	27	0%	75	3%

Total costs of sales	$1,108	168%	$442	65%	$7,897	78%	$2,062	84%

Gross Profit (Loss):
Products	$(482)	(73)%	$201	30%	$2,064	21%	$324	13%
Services	32	5%	37	5%	107	1%	59	3%

Total gross profit (loss)	$(450)	(68)%	$238	35%	$2,171	22%	$383	16%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.
We incurred a gross loss of 68% during the three months ended January 31, 2007, compared to a gross profit of 35% for the corresponding period in 2006. The loss was due to unabsorbed production overhead expenses resulting from insufficient revenue levels. For the nine months ended January 31, 2007, overall gross profit margins were 22% compared to 16% in the corresponding period in 2006. Higher gross profit margins achieved in 2007 are principally due to the increased business activities associated with contract sales in the prior two quarters offset by the amortization of capitalized software development costs and other expenses associated with the voting product. Costs of sales of products for the nine months ended January 31, 2007 reflect an impairment charge of $422,000 to properly reflect the net realizable value of our spare parts inventory. This was attributable to the reduced demand for our terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.
Research and Development Expenses (“R&D”)
For the three months ended January 31, 2007, R&D expenses were $11,000 compared to $29,000 in 2006. R&D expenses have remained insignificant due to the completion of the research and development efforts associated with a product that applies our technology in the voting industry. For the nine months ended January 31, 2007 and 2006, R&D expenses were $15,000 and $277,000, respectively. We attribute the significant decreases to the capitalization of computer software development costs associated with the voting product. We anticipate that R&D expenses will increase in coming quarters as we focus our efforts on the development and enhancement of the products relating to lottery and related industries.

Selling, General and Administrative (“SG&A”)
SG&A expenses for the three months ended January 31, 2007 were $482,000 compared to $662,000 in the same period in 2006. For the nine months ended January 31, 2007, SG&A expenses were $1.3 million compared to $2.0 million in the same period in 2006. We attribute the significant reduction to the rationalization and streamlining of operations including reduced payroll and personnel-related costs, improved cost reduction initiatives, reduced marketing expenses and lower consulting fees.
Other Income (Expense)
Other income and expense in the three and nine months ended January 31, 2007 and 2006 primarily consisted of interest and dividend income and foreign exchange losses. We derived interest and dividend income from short-term investments and cash balances.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at January 31, 2007 was $2.1 million.
As of January 31, 2007, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $455,000 which represented 83% of total accounts receivable and 5% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005 which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $675,000 from May 1, 2006 through January 31, 2007 and $100,000 from February 1, 2007 through March 16, 2007 which reduced the past due balance to $1.1 million at April 30, 2006, $455,000 at January 31, 2007 and $355,000 at March 16, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $355,000 by July 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at January 31, 2007 was $6.5 million. Of this amount, $821,000 will be derived from one $10.0 million contract with a related party. In relation to this contract, the total purchase price of $10.0 million has been received, as of January 31, 2007 as a down payment at the signing of the contract and completion of various contract milestones. Uses of cash will be for normal operating expenses and costs associated with contract execution.

Of the foregoing $6.5 million in contract backlog, approximately $5.5 million will be derived from the executed voting contracts. On February 26, 2006, we announced that our strategic partner, Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri and will use technology developed by ILTS’s wholly owned subsidiary, Unisyn Solutions, Inc. In addition, on May 1, 2006, we announced that ES&S has signed a contract with Los Angeles County to supply the Precinct Ballot Counters (“PBC”) and related software and services. In February 2007, Los Angeles County ordered additional 750 PBCs from ES&S. In consideration of net revenue, as defined, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2008, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2008. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	Nine Months Ended
	January 31,	January 31,	Increase
(Amounts in thousands)	2007	2006	(Decrease)

Condensed cash flow comparative:

Operating activities	$1,128	$2,708	$(1,580)

Investing activities	(934)	(1,090)	156

Financing activities	(22)	(54)	32

Effect of exchange rate	2	13	(11)

Net increase in cash and cash equivalents	$174	$1,577	$(1,403)

Cash Flow Analysis — Nine-Month Period Ended january 31, 2007:
Operating Activities
Net cash provided by operating activities was $1.1 million.
Net income of $1.0 million was adjusted by $1.1 million of noncash charges including depreciation and amortization, provision for inventory obsolescence, loss on disposal of fixed assets, amortization of deferred lease liabilities and warranty reserve expense to arrive at net cash provided by operating activities.
Net cash provided by operating activities reflected positive effects of the following factors:
•	Increase of $3.5 million in deferred revenue;

•	Decrease of $2.9 million in accounts receivable;

•	Decrease of $286,000 in other current assets;

•	Decrease of $119,000 in inventory; and

•	Decrease of $51,000 in noncurrent assets.
Net cash provided by operating activities reflected negative effects of the following factors:
•	Decrease of $7.4 million in billings in excess of costs and earnings on uncompleted contracts;

•	Decrease of $202,000 in accounts payable;

•	Increase of $76,000 in costs and estimated earnings in excess of billings;

•	Decrease of $64,000 in warranty reserves;

•	Decrease of $60,000 in accrued payroll and related taxes;

•	Decrease of $35,000 in other current liabilities; and

•	Decrease of $21,000 in the liability to our Parent company.
Investing and Financing Activities
We had $775,000 of net purchases of short-term investments. We invested $159,000 primarily in leasehold improvements on the new facility.
With respect to financing activities, payment of a short-term note payable reduced our cash position by $42,000 and proceeds from the exercise of employee stock options increased cash position by $20,000.
Cash Flow Analysis — Nine-Month Period Ended January 31, 2006:
Operating Activities
Net cash provided by operating activities was $2.7 million.
Net loss of $1.9 million was adjusted by $145,000 of noncash charges including depreciation and amortization, bad debt expense and warranty reserve expense to arrive at net cash provided by operating activities.
Net cash provided by operating activities reflected positive effects of the following factors:
•	Increase of $3.9 million in billings in excess of costs and earnings on uncompleted contracts;

•	Increase of $734,000 in deferred revenue;

•	Decrease of $304,000 in accounts receivable; and

•	Increase of $35,000 in payable to our Parent company.

Net cash provided by operating activities reflected negative effects of the following factors:
•	Decrease of $203,000 in accrued payroll and related taxes;

•	Increase of $171,000 in other assets;

•	Increase of $96,000 in inventory;

•	Decrease of $36,000 in other current liabilities; and

•	Decreases of $29,000 and $10,000 in accounts payable and warranty reserves, respectively.
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
Capital Resources
As of January 31, 2007, there were no unused credit facilities. With respect to capital expenditures, we determined that the product for which software costs were being capitalized was technologically feasible as of June 14, 2005 and amortization commenced as of January 31, 2006.
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

We recorded foreign currency translation losses of $4,000 for the three months ended January 31, 2007. We did not record any foreign currency translation gains or losses during the three months ended January 31, 2006. For the nine months ended January 31, 2007 and 2006, we recorded foreign currency translation gains of $2,000 and $13,000, respectively. The foreign currency translation gains and losses were accounted for as decreases and increases, respectively, in the other accumulated comprehensive loss component of shareholders’ equity.
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

ITEM 3. CONTROLS AND PROCEDURES
Evaluation Of Disclosure Controls And Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of January 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2007.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
We continue to document procedures and to enhance controls in our comprehensive effort to comply with the Sarbanes-Oxley Act of 2002. Under the latest extension, non-accelerated filers have to comply with the Section 404 provisions of the Act for the first fiscal year ending on or after December 15, 2008. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the attestation requirements for the fiscal year ending April 30, 2009.
We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, we will continue to review, and where necessary, enhance our internal control design and documentation, ongoing risk assessment, and management review as part of our internal control program.

ITEM 6. EXHIBITS
     A. Exhibits

Exhibit
Number	Document Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Dated: March 19, 2007	/s/ Jeffrey M. Johnson
Jeffrey M. Johnson
President and Chief Executive Officer

/s/ T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary