Form 10KSB
period 2007-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2007-07-30
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-10294
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
(Name of small business issuer in its charter)

California	95-3276269
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2310 Cousteau Court
Vista, California	92081-8346
(Address of principal executive offices)	(Zip Code)
(760) 598-1655
(Issuer’s telephone number)
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Shares, no par value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
Revenues for the year ended April 30, 2007 were $11,045,787.
Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 26, 2007 was approximately $2,528,024.
Number of common shares outstanding at July 26, 2007 was 12,962,999
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for 2007 Annual Meeting of Stockholders: Part III
Transitional Small Business Disclosure Format Yes ☐      No ☑

SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward-looking. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

ii

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
The terms “ILTS,” “the Company,” “we,” “our” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.
Organizational History
ILTS is a leading supplier of computerized wagering systems for the online lottery and pari-mutuel racing industries. In recent years, our company has developed a fully integrated, certified end-to-end optical scan voting system consisting of the InkaVote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in an integrated compact solution. We have initiated a strategic alliance with Election Systems & Software, Inc. (“ES&S”) to grant ES&S an exclusive worldwide license to manufacture, sell and sublicense our intellectual property relating to the PBC and PBC software to ES&S’s end customers.
Our company was founded in 1978 and completed an initial public offering in 1981. Our operations and corporate headquarters are located in Vista, California.
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
Our wagering systems include the following components:
•	A central computer installation that is comprised of computer hardware and a commercially available operating system used in conjunction with our proprietary DataTrak application software;

•	The Datamark and Intelimark families of point-of-sale devices; and

•	The communication network to interface the terminals to the central computer installation.
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
The point-of-sale, proprietary components of our systems are the Datamark and Intelimark families of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. Our newest terminal models use the latest touch screen and scanner technology. We sell the terminals separately or as part of a turnkey wagering application system, or we will modify a terminal’s features or configurations and central system software to meet specific customer requirements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
Voting Business
In recent years, we have devoted significant resources to developing a certified end-to-end optical scan voting system consisting of the InkaVote Plus Precinct Ballot Counter and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in an integrated compact solution. These efforts leverage our extensive experience to develop highly secure, mission-critical solutions that meet all Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements as of April 30, 2007, at a much lower cost than direct-recording electronic or touch screen systems. In addition, our voting system offers the following features:
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
In recent years, we have expanded the capability of the DataTrak system to address newly emerging sales channels of our customers. These alternative sales channels have come about through the emergence of the internet and mobile applications. The expanded capability is included in our product offering called “DataTrak Anywhere.” This product allows the use of any or all of the following: Interactive Voice Recognition (“IVR”), Short Messaging Services (“SMS”), and the internet to interface to the DataTrak system. These methods can be used to place wagers in a number of ways, depending on the availability of each method in a specific locale through:
•	An account with the lottery;

•	Prepaid card; or

•	Post-paid billing.
Terminals
We have supplied in excess of 50,000 terminal products to the wagering industry since our first unit was sold in 1980. Currently, we have two families of full feature terminals in production: the Datamark and the Intelimark, both of which are:
•	Based on PC architecture and utilize commercially available software operating systems;

•	Small, lightweight, and highly reliable; and

•	Programmed using standard software languages.
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
Intelimark
There are two terminals in the Intelimark family:
•	The Intelimark was introduced in 1999 and incorporates commercially available hardware and software from strategic partners. The Intelimark was designed in concert with Seiko-Epson Corporation, one of the leading providers of point-of-sale terminals in the world. The Intelimark incorporates a proprietary optical mark reader, and has the option of using a full-color touch screen or traditional keyboard to enter data.

•	The Intelimark FLX, introduced in 2003, is a modular touch screen lottery terminal, packaged to offer maximum flexibility for retailer convenience. All components that make up the complete terminal are freestanding modules that can be arranged to meet the unique physical requirements of each retailer location. Driven by the market demand for enhanced ticket reading capability, the Intelimark FLX is equipped with a high-speed contact image scanner that will accept up to A4 size slips and is capable of character recognition and signature capture. Its modular design, open architecture and PC-based technology provide a flexible platform that can quickly and economically respond to the dynamic needs of both players and retailers.
In addition to two families of full feature terminals, we offer a completely portable, battery-powered terminal called the Passport II for mobile applications. This terminal can be equipped with mobile

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
The PBCs set up is fast and simple with minimal assembly and interface required. Poll workers need no special knowledge to set up or operate the system. Election officials can quickly prepare polls and train poll workers.
Election Management Software
The EMS, consisting of the Ballot Data Generator and the Vote Tabulator software applications that work together to perform the following functions:
•	Define and configure an election;

•	Program the InkaVote Plus PBCs;

•	Provide camera ready ballot pages in PDF format;

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
•	Compile and tabulate vote results; and

•	Generate required reports.
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
Product Markets
Revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with foreign customers. As of April 30, 2007, our equipment has been delivered and installed in Australia, Belgium, Brazil, China, Denmark, the Dominican Republic, England, Finland, France, Hong Kong, India, Macau, Malaysia, the Netherlands, Norway, Papua New Guinea, the Philippines, Singapore, Swaziland, Sweden, the Ukraine, and the United States.
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
With respect to the voting industry, Diebold is the largest competitor followed by companies such as Hart Intercivic and Sequoia.
Manufacturing Processes
We assemble terminals, repair modules, and supply spare parts from our domestic facility. During recent years, the design of certain high-production units has been streamlined. This cost saving measure has allowed us to outsource the assembly of these units to local manufacturers while maintaining control over the materials and quality.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
For the year ended April 30, 2007, four vendors accounted for approximately 70% of our central system component lottery terminal component purchases. For the year ended April 30, 2006, four vendors accounted for approximately 60% of our raw material purchases.
Dependence Upon a Few Customers
Our business to date has been dependent on major contracts from a specific pool of lottery operators. Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.
For the year ended April 30, 2007, no unrelated customer accounted for more than 10% of total revenue, while one customer related to ILTS accounted for 90% of total revenue. For the year ended April 30, 2006, no unrelated customer accounted for more than 10% of total revenue, while two customers related to ILTS accounted for 66% of total revenue.
Patents, Trademarks and Licenses
We have three U.S. patents issued on our products. We believe that our technical expertise, trade secrets and the creative skills of our personnel are of substantially greater importance to our company’s success than the benefits of patent protection. We typically require customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning our products to sign nondisclosure agreements. We rely on such agreements, other security measures, and trade-secret law to protect our proprietary information.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
Lottery customers are also benefiting from our continued R&D efforts in the use of wireless terminal technologies using LAN/WAN equipment and cellular devices. These technologies: Short Messaging Service (“SMS”), and Interactive Voice Response (“IVR”) allow bettors to place bets from any location, rather than at traditional point-of-sale agencies. This research and development effort has allowed us to implement these technologies into our current product known as Datatrak Anywhere.
In general, we continue to examine other technologies based upon new industry developments, which will increase our customers’ market share. For example, we have invested resources to expand specific applications to run on the Linux operating system. These Linux based applications are targeted at products used in both wagering and voting markets.
We continue to dedicate our efforts on developing highly secure and mission-critical voting solutions that meet all of the Help America Vote Act of 2005 (“HAVA”) and American Disabilities Act (“ADA”) which allow any voters to vote, regardless of physical disabilities or language barriers.
Environment Effects
There are no significant capital expenditures required to comply with laws relating to the protection of the environment.
Employees
As of April 30, 2007, we had 35 employees employed on a full-time equivalent basis. We have no employees that are members of labor unions. We believe our relationship with our employees is satisfactory.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 1A. RISK FACTORS
Our business faces risks and uncertainties, including but not limited to, those discussed below and elsewhere in this report. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Additional risks and uncertainties not presently known to us or that we do not presently consider significant may also impair our business or the trading price of our securities.
If we do not execute on our strategic initiatives, there could be a material adverse effect on our results of operations and financial condition.
The future performance of our business will depend significantly on our ability to execute effectively and implement the strategic initiatives. These initiatives include executing our market strategy including designing products to meet market trends and ensuring that an appropriate infrastructure is in place to meet the needs of customers; continuing to reduce product costs; and further improving the efficiency of operations, including lowering operating costs and enabling higher value services.
     Successful execution of these initiatives depends on a number of factors including:
•	The ability to attract and retain sufficient number of key technical employees and senior management personnel;

•	Retaining customers by providing satisfactory levels of support and service for our products;

•	Our ability to develop and introduce new products or programs, because of the inherent risks and uncertainties associated with product development, particularly in response to government regulations;

•	The identification and introduction of the proper mix or integration of products that will be accepted by the marketplace;

•	Our business may be subject to changes in laws, regulations and certification requirements with respect to our products;

•	Due to the political nature of our voting business, there is a risk that jurisdictions may decertify our voting products that had previously been certified; and

•	The ability of our products and services to differentiate us from our competitors and for us to demonstrate that these products and services result in improved products and reduced costs.
Further, our success will depend upon our ability to maintain proper internal control, enhance the performance of the existing procedures and processes to adequately support our operations, strategies and business objectives.
Changes in domestic and foreign business restrictions or laws could have a significant impact on our operations.
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
We are dependent on a few customers.
Our business to date has been dependent on major contracts from a few different customers. The loss of one or more of these customers or failure to replace completed contracts with new contracts from existing customers would have a material adverse effect on our business.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Competitive pressures we face could harm or profits and gross revenues.
We compete for business opportunities against many domestic and foreign businesses. In many cases, our competition has greater financial resources which may affect the outcome of a bid, regardless of the products and/or services that we have the capability of providing. Also, in order to be competitive, we may propose our products and services to a point where it could translate to lower profitability for our company.
Should we fail to successfully manage our key vendors, our financial results could be burdened.
Our arrangements with key vendors may make our operations vulnerable if those third parties fail to satisfy their obligations to our company due to changes in their own operations, financial condition, or other matters outside of our control.
If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position may be harmed.
Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. Even if new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of them in a timely manner. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition and results of operations.
Our operating results may fluctuate significantly from period to period.
In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. In the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
Interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.
Revenue associated with the licensing of our company’s voting products and services will be recognized in accordance with accounting principles generally accepted in the United States (US GAAP). As our transactions increase in complexity with the sale of multi-element products and services, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with US GAAP; however these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.
Our business transactions may be subject to foreign currency fluctuation.
Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.
Insurance
The Company maintains third party insurance coverage against various liability risks and risks of property loss. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Uncertainties relating to our ability to sell the $1.9 million in kit inventory
We had approximately $1.9 million in kit inventory related to orders from an unrelated international customer, as discussed in the “Major Customers” section, as of both April 30, 2007 and 2006 which we will not ship to the customer until we receive substantially all of the payments due. We have the right to sell such inventory to other customers. Our inability to sell the products to other customers could have a material adverse impact on our company’s liquidity and results of operations.
We could become subject to litigation regarding intellectual property rights, which could seriously harm our business.
Although we have not been the subject of any such actions, third parties may in the future assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. Third parties may in the future assert claims against our suppliers that such suppliers have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. If such infringement by our suppliers or us were found to exist, a party could seek an injunction preventing the use of their intellectual property.
Volatility of stock price
The company’s stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions, and estimates and projections by the investment community.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 2. DESCRIPTION OF PROPERTY
Our headquarter facilities in Vista, California consist of approximately 18,514 square feet of leased office, warehouse and manufacturing space. Due to the expiration of the previous lease in Carlsbad, California, we executed a three-year lease for the facility in Vista, California. The lease on this facility expires in November 2009.
ITEM 3. LEGAL PROCEEDINGS
The Company was not a party to any litigation proceedings as of April 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2007, there were 12,962,999 common shares outstanding and approximately 971 shareholders of record. Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management owned less than 1%.
Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM are affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation. The market value of the common shares is based on the closing price for July 26, 2007, of $0.68 per share.

	Market Price of ILTS
	Common Stock
	High	Low
Fiscal Year Ended April 30, 2007

First Quarter	$0.53	$0.33
Second Quarter	2.00	0.23
Third Quarter	1.85	1.01
Fourth Quarter	1.20	0.57

Fiscal Year Ended April 30, 2006

First Quarter	$0.67	$0.34
Second Quarter	0.52	0.34
Third Quarter	0.48	0.30
Fourth Quarter	0.51	0.33
Dividends
The Company paid no dividends during the last two fiscal years. We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the foreseeable future.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Securities Authorized for Issuance under Equity Compensation Plan
The following table summarizes the securities authorized for issuance under our equity compensation plans as of April 30, 2007:

	Number of securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
1990 Stock Incentive Plan	118,867	$1.76	—
2000 Equity Participation Plan	—	—	1,177,431 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	118,867	$1.76	1,177,431 (1)

(1)	The 2000 Equity Participation Plan (the “2000 Plan”) was approved by each of the Board of Directors and our shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized. The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date, subject to the approval of the Board of Directors and the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date.
Sales of Unregistered Securities
The Company had no sales of unregistered securities during the past three fiscal years.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Forward Looking Statements
The discussion in this filing contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in period-to-period operating results, the absence of significant contract backlog, and other factors described in section 1A. Risk Factors in this Form 10-KSB.
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
Hardware – only
Hardware in the form of assembled terminals, component kits or replacement parts (“spares”) may be sold separately to our customers. Revenues for the sale of hardware are recognized upon shipment in accordance with SEC Staff Accounting Bulletin, Topic 13 “Revenue Recognition” only when:
1.	The Company has evidence that arrangements exist;

2.	The price to the buyer is fixed through signed contracts or purchase orders;

3.	Shipping documents illustrate that delivery of hardware has occurred, as stipulated in the terms of the customer contract; and

4.	Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.
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
We did not have any facility management agreements as of or during the years ended April 30, 2007 and 2006, although we have had them at certain times in previous fiscal years.
Licensing Revenues
Revenues associated with the licensing of the Company’s PBC system will be recognized in accordance with SOP 97-2. Among other requirements for the recognition of revenue, SOP 97-2 requires all of the following criteria to be met:
1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred;

3.	Fee is fixed or determinable; and

4.	Collectibility is reasonably assured.
As of April 30, 2007, the Company is continuing to negotiate the terms of a software support agreement with ES&S and, accordingly, the criteria requiring persuasive evidence of an arrangement has not been met.
Deferred Revenues
Deferred revenues of $4.1 million as of April 30, 2007 consist of amounts received from customers in excess of revenues recognized. Of the $4.1 million, $3.6 million represents hardware and software license fees related to the voting segment. Such license fees, which related to the use of the PBC system, were not recognized as of April 30, 2007 due to the fact that, among other requirements for the recognition of revenue, persuasive evidence of an agreement with ES&S is pending finalization of a software support agreement by the Company and ES&S. The Company will recognize the revenues upon its fulfillment of all of the prescribed criteria for revenue recognition. The remaining $500,000 is related to the payments received for spare parts orders and software support services. Revenue will be recognized upon fulfillment of the delivery obligations.
Allowance for Doubtful Accounts
The estimate for the allowance for doubtful accounts is based primarily upon our company’s historical bad debt experience with individual customers and any known specific issues or disputes that exist as of the balance sheet date.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right to return, except for defective products. The most recent inventory cost is used to determine the value of potential returns. Estimated reserves for warranty obligations are accrued as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
1.	Contracts – Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:
a.	Hardware – The warranty phase for terminals or terminal kits commences upon shipment and can extend from six months to 12 months depending on the specific contract terms.

b.	Software – The warranty phase typically represents a six to twelve-month period of time after delivery, as defined by the specific contract terms.
2.	Spares – Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers.
Valuation of Deferred Tax Assets
We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation as of April 30, 2007 and 2006.
Results of Operations
Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,	April 30,
Revenues	2007	2006	Change
Products:
Contracts	$9,587	$1,108	$8,479
Spares	1,280	2,159	(879)

Total Products	10,867	3,267	7,600

Services:
Software Support	179	178	1

Total Services	179	178	1

	$11,046	$3,445	$7,601

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
Contract revenue for the year ended April 30, 2007 was $9.6 million, compared to $1.1 million for fiscal 2006. The significant increase in contract revenue in 2007 was principally due to one contract with a related party, along with the revenue associated with the manufacturing of certain PBC system components for ES&S.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Spares revenue for the year ended April 30, 2007 was $1.3 million, compared to $2.2 million for fiscal 2006. The decline in spares revenue in fiscal 2007 is due to reduced demand for spare parts arising from a reduction of older generation terminal models presently in the field. We derived spares revenue from various customers on the shipment of spare orders.
Software support revenues remained consistent and relatively insignificant for the years ended April 30, 2007 and 2006.
Related party revenue of approximately $10.3 million accounted for 93% of total revenue in the year ended April 30, 2007, compared to $2.5 million or 73% of total revenue in fiscal 2006.
Cost of Sales and Gross Profit Analysis

	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2007		2006
Revenues:
Products	$10,867	98%	$3,267	95%
Services	179	2%	178	5%

Total revenues	$11,046	100%	$3,445	100%

Cost of sales:
Products	$8,670	78%	$3,129	91%
Services	36	1%	81	2%

Total costs of sales	$8,706	79%	$3,210	93%

Gross profit:
Products	$2,197	20%	$138	4%
Services	143	1%	97	3%

Total gross profit	$2,340	21%	$235	7%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between periods are not indicative of trends in gross profit margin.
During the year ended April 30, 2007, overall gross profit was 21%, compared to 7% in fiscal 2006. Higher gross profit margins achieved in 2007 are principally due to the increased business activities associated with contract sales and lower production overhead costs, offset by the amortization of capitalized software development costs and other expenses associated with the voting product. In addition, costs of sales of products for the year ended April 30, 2007 reflect an impairment charge of $422,000 to properly reflect the net realizable value of our spare parts inventory. This was attributable to the reduced demand for our terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.
Other Operating Expenses Analysis

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	Years Ended
	April 30, 2007		April 30, 2006
		% of		% of
(Amounts in thousands)	$	Revenue	$	Revenue

Research and Development	$49	1%	$349	10%
Selling, General and Administrative	1,644	15%	2,278	66%

Other Operating Expenses	$1,693	16%	$2,627	76%

Research and Development Expenses (“R&D”)
For the years ended April 30, 2007 and 2006, R&D expenses were $49,000 and $349,000, respectively. We attribute the significant decreases to the capitalization of computer software development costs associated with the voting product upon achieving technological feasibility. We anticipate that R&D expenses will increase in coming quarters as we focus our efforts on the development and enhancement of the products relating to the voting, lottery and related industries.
Selling, General and Administrative (“SG&A”)
SG&A expenses for the year ended April 30, 2007 were $1.6 million, compared to $2.3 million for fiscal 2006. We attribute the significant reduction to the rationalization and streamlining of operations including reduced payroll and personnel-related costs, improved cost reduction initiatives, reduced marketing expenses due to a more cost-effective approach to bid and proposal activities and lower consulting fees. These reductions in SG&A expenses were partially offset by non-recurring professional accounting service fees associated with the dissolution of the Australian subsidiary. As the business activities in the voting segment increased during the year ended April 30, 2007, we incurred higher legal and accounting analysis fees. We anticipate that SG&A expenses will remain relatively constant in fiscal year 2008.
Other Income (Expense)
Other income in the years ended April 30, 2007 and 2006 primarily consisted of interest and dividend income. We derived interest and dividend income from short-term investments and cash and cash equivalent balances.
Of the $286,000 in other expense in the year ended April 30, 2007, $275,000 represents cumulative foreign currency translation loss realized upon the substantially complete dissolution of our Australian subsidiary, ILTS Australia Pty. Ltd. in April 2007. Although the Company substantially dissolved its Australian subsidiary in 2007, it will continue to service customers in that area from other locations.
Provision for Income Taxes
The provision for income taxes of $89,000 during the year ended April 30, 2007 represents Federal and State alternative minimum taxes arising from the limitations on the utilization of the net operating loss carryforwards.
Liquidity and Capital Resources
Liquidity
Our net working capital at April 30, 2007 was $1.9 million.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
As of April 30, 2007 and 2006, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $305,000 and $1.1 million, respectively, which represented 67% and 32% of total accounts receivable and 4% and 9% of total assets, respectively. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005, which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $825,000 from May 1, 2006 through April 30, 2007 and $50,000 from May 1, 2007 through June 5, 2007, which reduced the past due balance to $305,000 at April 30, 2007 and $255,000 at June 5, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $255,000 by August 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of both April 30, 2007 and 2006 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers. Nonpayment by the customer or the Company’s inability to sell the products to other customers could also have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at April 30, 2007 was $6.5 million. Of this amount, $294,000 will be derived from one $10.0 million contract with a related party. With respect to this contract, the total purchase price of $10.0 million has been received, as of April 30, 2007 as payments upon signing of the contract and completion of various contract milestones. Uses of cash will be for normal operating expenses and costs associated with contract execution.
Of the foregoing $6.5 million in contract backlog, approximately $5.2 million will be derived from the executed voting contracts. On February 26, 2006, we announced that our strategic partner, Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri and will use technology developed by ILTS’s wholly owned subsidiary, Unisyn Voting Solutions, Inc. In addition, on May 1, 2006, we announced that ES&S has signed a contract with Los Angeles County to supply the Precinct Ballot Counters (“PBC”) and related software and services. In February 2007, Los Angeles County ordered additional 750 PBCs from ES&S. In consideration of net revenue, as defined, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.
In addition, sources of cash through April 2008 are expected to come from at least a portion of the scheduled installment payments of $305,000 due from the single customer as discussed in the previous paragraph. Additional cash is expected to be derived from spares revenue. Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2008, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2008. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	April 30,	April 30,	Increase
	2007	2006	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$567	$4,772	$(4,205)

Investing activities	(842)	(5,167)	4,325

Financing activities	(22)	(79)	57

Effect of exchange rate	—	1	(1)

Net increase (decrease) in cash and cash equivalents	$(297)	$(473)	$176

Cash Flow Analysis – Year Ended April 30, 2007:
Operating Activities
Net cash provided by operating activities was $567,000.
Net income of $499,000 was adjusted by $1.3 million of noncash charges including depreciation and amortization, provision for inventory obsolescence, cumulative foreign currency translation loss write off, warranty reserve expense, amortization of deferred rent and loss on disposal of fixed assets to arrive at net cash provided by operating activities.
Net cash provided by operating activities reflected positive effects of the following factors:
▪	Increase of $3.5 million in deferred revenues;

▪	Decrease of $3.0 million in accounts receivable;

▪	Decrease of $347,000 in other current assets;

▪	Decrease of $184,000 in inventories;

▪	Increase of $89,000 in income taxes payable;

▪	Decrease of $51,000 in noncurrent assets; and

▪	Increase of $9,000 in Payable to Parent.
Net cash provided by operating activities reflected negative effects of the following factors:
▪	Decrease of $7.9 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Decrease of $198,000 in warranty reserves;

▪	Decrease of $167,000 in accounts payable;

▪	Increase of $75,000 in costs and estimated earnings in excess of billings on uncompleted contracts;

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
•	Decrease of $67,000 in accrued payroll and related taxes; and

•	Decrease of $39,000 in other current liabilities.
Investing and Financing Activities
We had $625,000 of net purchases of short-term investments. We invested $191,000 primarily in leasehold improvements on the new facility. In addition, we invested $26,000 in obtaining patent rights for the voting system.
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
Net cash provided by operating activities reflected positive effects of the following factors:
▪	Increase of $8.0 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Increase of $551,000 in deferred revenues;

▪	Increase of $48,000 in payable to our Parent company; and

▪	Increase of $36,000 in accounts payable.
Net cash provided by operating activities reflected negative effects of the following factors:
▪	Increase of $1.1 million in accounts receivable;

▪	Increase of $364,000 in other current assets;

▪	Decrease of $161,000 in accrued payroll and related taxes;

▪	Decrease of $152,000 in other liabilities;

▪	Increase of $117,000 in inventories; and

▪	Decrease of $9,000 in warranty reserves.
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
Capital Resources
As of April 30, 2007, there were no unused credit facilities.

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
The balance sheets of our Australian subsidiary, ILTS Australia Pty. Ltd. were translated into U.S. dollars and consolidated in our balance sheet at period end exchange rates, while revenues and expenses were translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar impacted the foreign currency translation component of our reported shareholders’ equity.
During the year ended April 30, 2007, we recorded $275,000 in other expense due to the recognition of our cumulative foreign currency translation loss upon the substantially complete dissolution of the Australian subsidiary in April 2007. Although the Company substantially dissolved its Australian subsidiary in 2007, it will continue to service customers in that area from other locations. For the year ended April 2006, we recorded foreign currency translation gains of $1,000. The foreign currency translation gains in fiscal 2006 were accounted for as decreases in the other accumulated loss component of shareholders’ equity.
Contractual Obligations
The following table summarizes our significant contractual obligations as of April 30, 2007:

	Payments Due By Period
		Less than	1-3	3-5	More than 5
Contractual Obligations:	Total	1 Year	Years	Years	Years
Operating leases	$500,000	$192,000	$308,000	$—	$—
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
The FASB and its emerging issues task force had issued certain other accounting pronouncements as of December 31, 2006 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2007 or 2006.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 7. FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.
We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiaries as of April 30, 2007 and 2006, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ J.H. Cohn LLP
San Diego, California
June 5, 2007

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30,	April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$215	$512
Short-term investments, available for sale	4,675	4,050
Accounts receivable	457	3,462
Costs and estimated earnings in excess of billings on uncompleted contracts	75	—
Inventories, net	2,067	2,673
Other current assets	117	464

Total current assets	7,606	11,161
Equipment, furniture and fixtures, at cost, less accumulated depreciation of $2,172 and $2,138 in 2007 and 2006, respectively	434	436
Capitalized computer software development costs, less accumulated amortization of $507 and $202 in 2007 and 2006, respectively	299	604
Intangible assets — patent	26	—
Other noncurrent assets	49	100

Total assets	$8,414	$12,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186	$353
Short-term note payable	—	42
Income taxes payable	89	—
Billings in excess of costs and estimated earnings on uncompleted contract	517	8,437
Accrued payroll and related taxes	319	386
Warranty reserves	243	379
Payable to Parent	247	238
Other current liabilities	72	86
Deferred revenues	4,067	551

Total current liabilities	5,740	10,472
Long-term liabilities	51	—

Total liabilities	5,791	10,472

Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—	—
Common shares, no par value; 50,000 shares authorized; 12,963 and 12,943 shares issued and outstanding	56,370	56,350
Accumulated deficit	(53,747)	(54,246)
Accumulated comprehensive loss — cumulative foreign currency translation losses	—	(275)

Total shareholders’ equity	2,623	1,829

Total liabilities and shareholders’ equity	$8,414	$12,301

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended
	April 30,
	2007	2006
Revenues:
Sales of products	$10,867	$3,267
Services	179	178

	11,046	3,445

Cost of sales:
Cost of product sales	8,670	3,129
Cost of services	36	81

	8,706	3,210

Gross profit	2,340	235
Research and development expenses	49	349
Selling, general and administrative expenses	1,644	2,278

Income (loss) from operations	647	(2,392)

Other income (expense):
Interest and dividend income	227	64
Interest expense	—	(5)
Other	(286)	(11)

Net income (loss) before provision for income taxes	588	(2,344)
Provision for income taxes	89	—

Net income (loss)	$499	$(2,344)

Net income (loss) per share:
Basic and diluted	$0.04	$(0.18)

Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,953	12,943

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

				Accumulated
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at May 1, 2005	12,943	$56,350	$(51,902)	$(276)	$4,172

Foreign currency translation adjustment	—	—	—	1	1
Net loss	—	—	(2,344)	—	(2,344)

Total comprehensive loss					(2,343)

Balance at April 30, 2006	12,943	56,350	(54,246)	(275)	1,829

Foreign currency translation adjustment – cumulative foreign currency translation loss in connection with dissolution of subsidiary	—	—	—	275	275
Net income	—	—	499	—	499

Total comprehensive income				—	774
Exercise of stock options	20	20			20

Balance at April 30, 2007	12,963	$56,370	$(53,747)	$—	$2,623

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	April 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$499	$(2,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	489	370
Impairment charge for inventory obsolescence	422	—
Write off of cumulative foreign currency translation loss	275	—
Warranty reserve expense	62	6
Bad debt expense	—	18
Loss on disposal of fixed assets	9	—
Amortization of deferred rent	76	—
Changes in operating assets and liabilities:
Accounts receivable	3,005	(1,135)
Costs and estimated earnings in excess of billings on uncompleted contracts	(75)	—
Inventories	184	(117)
Other current assets	347	(364)
Other noncurrent assets	51	—
Accounts payable	(167)	36
Income taxes payable	89	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,920)	8,025
Accrued payroll and related taxes	(67)	(161)
Warranty reserves	(198)	(9)
Payable to Parent	9	48
Other liabilities	(39)	(152)
Deferred revenues	3,516	551

Net cash provided by operating activities	567	4,772

Cash flows from investing activities:
Purchases of short-term investments	(19,692)	(10,606)
Sales of short-term investments	19,067	6,556
Additions to equipment, furniture and fixtures	(191)	(311)
Additions to patent	(26)	—
Additions to capitalized computer software development costs	—	(806)

Net cash used in investing activities	(842)	(5,167)

Cash flows from financing activities:
Payment of short-term note payable	(42)	(79)
Proceeds from exercise of stock options	20	—

Net cash used in financing activities	(22)	(79)

Effect of exchange rate changes on cash and cash equivalents	—	1

Net decrease in cash and cash equivalents	(297)	(473)
Cash and cash equivalents at beginning of year	512	985

Cash and cash equivalents at end of year	$215	$512

Supplemental cash flow information:
Cash paid for income taxes	$—	$7
The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of The Business
International Lottery & Totalizator Systems, Inc. (“ILTS” or, together with its subsidiaries, the “Company”) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global on-line lottery and pari-mutuel racing industries. The wagering system features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation. In addition, although the Company is not presently doing so, ILTS has demonstrated the capability to provide full facilities management services to customer organizations authorized to conduct online lotteries. The Company is largely dependent upon significant contracts for its revenue, which typically includes a deposit upon contract signing and up to six months lead-time before delivery of hardware begins.
In recent years, the Company has devoted significant resources to developing a certified end-to-end optical scan voting system consisting of the InkaVote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in a single compact unit. These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet all of the Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements at a much lower cost than direct-recording electronic or touch screen systems. In addition, the Company’s voting system offers the following features:
•	High level of security and vote encryption ensure integrity and voter privacy;

•	Electronic and paper audit trails that offer added security and redundancy for recounts;

•	Minimal training for poll workers to set-up and operate;

•	Minimal voter re-education; and

•	Capability to tally results in real time.
In consideration of net revenue, as defined, ILTS, in accordance with the terms of a strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software. As of April 30, 2007, the Company had recognized product sales revenue of $185,000 in connection with the manufacturing of certain PBC system components for ES&S, all of which occurred in the second quarter of fiscal 2007, but it has deferred all revenues related to the licensing of the intellectual property pending finalization of the term of the agreement with ES&S and fulfillment of all of the prescribed criteria for revenue recognition.
Berjaya Lottery Management (H.K.) Ltd. (“BLM” or the “Parent”) owns 71.3% of the outstanding voting stock of ILTS.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
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
Hardware – only
Hardware in the form of assembled terminals, component kits or replacement parts (“spares”) may be sold separately to our customers. Revenues for the sale of hardware are recognized upon shipment in accordance with SEC Staff Accounting Bulletin, Topic 13 “Revenue Recognition” only when:
1.	The Company has evidence that arrangements exist;

2.	The price to the buyer is fixed through signed contracts or purchase orders;

3.	Shipping documents illustrate that delivery of hardware has occurred, as stipulated in the terms of the customer contract; and

4.	Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.
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
We did not have any facility management agreements as of April 30, 2007 or during fiscal 2007 and 2006, although we have had them at certain times in previous fiscal years.
Licensing Revenues
Revenues associated with the licensing of the Company’s PBC system will be recognized in accordance with SOP 97-2. Among other requirements for the recognition of revenue, SOP 97-2 requires all of the following criteria to be met:
1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred;

3.	Fee is fixed or determinable; and

4.	Collectibility is reasonably assured.
As of April 30, 2007, the Company is continuing to negotiate the terms of a software support agreement with ES&S and, accordingly, the criteria requiring persuasive evidence of an arrangement has not been met.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
Deferred Revenues
Deferred revenues of $4.1 million as of April 30, 2007 consists of amounts received from customers in excess of revenues recognized. Of the $4.1 million, $3.6 million represents hardware and software license fees related to the voting segment. Such license fees, which related to the use of the PBC system, were not recognized as of April 30, 2007 due to the fact that, among other requirements for the recognition of revenue, persuasive evidence of an agreement with ES&S is pending finalization of a software support agreement by the Company and ES&S. The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition. The remaining $500,000 is related to the payments received for spare parts orders and software support services. Revenue will be recognized upon fulfillment of the delivery obligations.
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
Based on its evaluation as of April 30, 2007 and 2006, the Company did not record an allowance.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at May 1, 2005	$382
Additional reserves	6
Charges incurred	(9)

Balance at April 30, 2006	379
Additional reserves	62
Charges incurred	(198)

Balance at April 30, 2007	$243

Warranty reserves are based on historical trends and are adjusted periodically to reflect actual experience. Customers do not have a right to return, except for defective products. The most recent inventory cost is used to determine the value of potential warranty costs. Estimated reserves for warranty obligations are accrued as follows:
1.	Contracts — Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:
a.	Hardware – The warranty phase for terminals or terminal kits commences upon shipment and can extend from six months to 12 months depending on the specific contract terms.

b.	Software – The warranty phase typically represents a six to twelve-month period of time after delivery, as defined by the specific contract terms.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
2.	Spares – Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.

3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers.
Income Taxes and Valuation Allowance
The Company accounts for income taxes pursuant to the asset and liability method. This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2007 and 2006 due to uncertainty regarding its realization.
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
The balance sheets of the Company’s Australian subsidiary were translated into U.S. dollars and consolidated in the Company’s balance sheets at period-end exchange rates, while revenues and expenses were translated at average rates during the period. Fluctuations in the U.S. dollar value of the foreign currency denominated assets were accounted for as an adjustment to shareholders’ equity. Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar impacted the foreign currency translation component of the Company’s reported shareholders’ equity. Foreign currency transaction gains and losses were not material. As of April 30, 2007, the Company’s Australian subsidiary was substantially dissolved. The Company recorded $275,000 in other expense in the fourth quarter of 2007 due to the recognition of its cumulative foreign currency translation loss.
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
Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	April 30,	April 30,
(Amounts in thousands)	2007	2006
Raw materials and subassemblies	$1,831	$2,431
Work-in-process	46	52
Finished goods	190	190

	$2,067	$2,673

The Company recorded an impairment charge of $422,000 during the fiscal year ended April 30, 2007 to properly reflect the net realizable value of its spare parts inventory. This was as a result of reduced demand for the Company’s fully assembled older generation terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.
Equipment, Furniture and Fixtures
Equipment, furniture and fixtures are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets. At April 30, 2007 and 2006, and during the years ended April 30, 2007 and 2006, no indicators of impairment were identified and no impairment reserve was recorded.
Intangible Assets — Patent
The Company capitalizes the cost of obtaining patent rights. These capitalized costs will be amortized on a straight-line basis over the estimated useful life of seven years. Amortization of the patent will begin in the first quarter of fiscal 2008. Amortization expense will approximate $3,774 per year.
Short-Term Investments
In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s short-term investments in marketable equity securities are classified as available-for-sale securities and are stated at their estimated fair value. The fair value of the investments as of April 30, 2007 and 2006, and the proceeds from investments sold during the twelve months then ended, approximated the related costs as of that date and for that period. Accordingly, no realized or unrealized gains or losses related to the Company’s marketable securities were recognized. Purchases and sales of securities are recorded on a trade date basis.
Short-term investments consisted of investments in auction-rate preferred shares, certificates of deposits with maturities of greater than three months and mutual fund shares. Although the auction-rate preferred shares have long-term maturities, their dividend rates reset every seven days through a Dutch auction process and management believes, but cannot assure, that the Company can liquidate them on a short-term basis at their original cost. Accordingly, they have been classified as current assets.
The short-term investments available for sale are as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	April 30,	April 30,
(Amounts in thousands)	2007	2006
Auction rate securities	$2,575	$3,750
Certificates of deposits	2,100	—
Mutual fund shares	—	300

	$4,675	$4,050

Research and Development Costs
Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.
Capitalized Computer Software Development Costs
The Company capitalizes certain computer software development costs for new products or enhancements in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally to create a computer software product are charged when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value of the product. The Company makes ongoing evaluations of the recoverability of its capitalized software costs by comparing the amount capitalized for each product to the estimated net realizable value of the product. Net realizable value is the excess of estimated future gross revenues over the estimated future costs of completing and disposing of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes-off the amount by which the unamortized software development costs exceeds net realizable value. The Company established the technological feasibility of a computer software development product that applies its technology in the voting industry effectively as of June 14, 2005 and, accordingly, capitalized related costs of $806,000 for the year ended April 30, 2006. The Company determined that capitalization of computer software development costs had to cease and amortization commenced at the end of the third quarter of fiscal 2006, when the voting system became available for general release to customers. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher amount of annual amortization. During the period from February 1, 2006 through July 31, 2006, the Company amortized the capitalized computer software development costs based on a straight-line basis over the estimated useful life of one year due to uncertainty regarding the projection of future revenue beyond one year. During the quarter ended October 31, 2006, the Company increased the estimated useful life of the software product to three and a half years based on its projection that future revenue will be generated for a more extended period. As a result of the change in the estimated useful life of the software product to three and a half years, the quarterly amortization expense was reduced by $167,000 compared to that of the first quarter of fiscal 2007. As of April 30, 2007, accumulated amortization of software development costs totaled $507,000. Amortization expense is estimated to be $138,000 for both fiscal years ending April 30, 2008 and 2009, respectively, and $23,000 for fiscal year ending April 30, 2010.
Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares outstanding during the year. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
At April 30, 2007 and 2006, the effects of the assumed exercise of outstanding options to purchase 119,000 and 235,000 shares of the Company’s common stock, at prices ranging from $1.00 to $3.84 per share, were not included in the computation of diluted income (loss) per share because they were anti-dilutive for that purpose.
Stock-Based Compensation
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
As a result of amendments to SFAS 123, effective May 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123 for which service has not been provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods. SFAS 123R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of April 30, 2007, the Company has not made that election.
All stock options granted to employees prior to May 1, 2006 were fully vested at the beginning of fiscal 2007. In addition, the Company did not grant any stock options or warrants to employees in the twelve months ended April 30, 2007. Therefore, there was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the twelve months ended April 30, 2007. In addition, there was no material difference between the Company’s historical net loss in the twelve months ended April 30, 2006 and the pro forma net loss for such period assuming compensation cost had been determined based on the fair value at the grant date for all awards granted prior to May 1, 2004 and amortized over the vesting period consistent with the provisions of SFAS 123.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents.
2. GEOGRAPHIC REVENUES, BUSINESS SEGMENTS, MAJOR CUSTOMERS AND MAJOR VENDORS
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
As a result, among other factors, including the signed and pending agreements with ES&S and the potential increase in the significance of the voting product, effective May 1, 2006, the Company began to divide its operations into two operating segments: the wagering business and the voting business. The wagering segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide. The voting segment, in consideration of net revenue, as defined, and in accordance with the terms of the strategic arrangement, granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed. The voting system business began to generate product sales revenue on the manufacturing of certain PBC system components for ES&S, in a one-time arrangement. The Company has deferred all of the license fees it has received for the intellectual property pending finalization of its arrangements with ES&S.
The Company’s segment information is presented below:

	For The Year Ended April 30, 2007
	Wagering	Voting
	Business	Business	Totals
Total revenues	$10,861	$185	$11,046

Income (loss) from operations	2,028	(1,381)	647
Depreciation and amortization	137	352	489
Equipment, furniture and fixtures, net	361	73	434
Capitalized computer software development costs, net	—	299	299
Deferred revenues	454	3,613	4,067

	For The Year Ended April 30, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$3,445	$—	$3,445

Loss from operations	(1,975)	(417)	(2,392)
Depreciation and amortization	146	224	370
Equipment, furniture and fixtures, net	301	135	436
Capitalized computer software development costs, net	—	604	604
Deferred revenues	551	—	551
As of April 30, 2007 and 2006, the Company operated in two industry segments, which included lottery and totalizator systems and voting.
Geographic Revenues
Revenues by geographic area are as follows (in thousands):

	Years Ended
	April 30,
Customer Location	2007	2006
Asia	$10,346	$2,777
Europe	367	333
North America	207	16
Australia	126	92
Africa	—	227

	$11,046	$3,445

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
As of April 30, 2007 and 2006, substantially all of the Company’s assets were held in the United States. During the fiscal years ended April 30, 2007 and 2006, a substantial portion of the Company’s revenues were derived from exports from the United States to foreign countries. Although the Company substantially dissolved its Australian subsidiary in 2007, it will continue to service customers in that area from other locations.
Major Customers

	April 30, 2007	April 30, 2006
Revenue:

From unrelated customers	No customer accounted for more than 10% of total revenue	No customer accounted for more than 10% of total revenue

From related customers	One customer accounted for 90% of total revenue	Two customers accounted for 66% of total revenue
As of April 30, 2007 and 2006, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $305,000 and $1.1 million which represented 67% and 32% of total accounts receivable and 4% and 9% of total assets, respectively. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005, which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $825,000 from May 1, 2006 through April 30, 2007 and $50,000 from May 1, 2007 through June 5, 2007, which reduced the past due balance to $305,000 at April 30, 2007 and $255,000 at June 5, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $255,000 by August 31, 2007, the Company believes the outstanding amount will be collected. Nonpayment by the customer of the remaining balance could have a material adverse impact on the Company’s liquidity and results of operations.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of both April 30, 2007 and 2006 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers. Nonpayment by the customer or the Company’s inability to sell the products to other customers could also have a material adverse impact on the Company’s liquidity and results of operations.
Major Vendors
For the year ended April 30, 2007, four vendors accounted for approximately 70% of the Company’s lottery terminals component and raw material purchases. For fiscal 2006, four vendors accounted for approximately 60% of the Company’s central system component and raw material purchases.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
3. CREDIT RISK
The Company’s investments in commercial paper, which are included in cash and cash equivalents, are not insured. The Company maintains its other cash balances primarily in two financial institutions. As of April 30, 2007, such other cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $100,000 by approximately $615,000. The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.
4. INCOME TAXES
The following is a reconciliation of the expected income tax provision or credit at the statutory federal income tax rate to the actual provision or credit:

	Years Ended April 30,
	2007	2006
(Amounts in thousands)
Expected federal income tax provision (credit)	$211	$(740)
State taxes, net of federal benefit	36	85
Alternative minimum tax	89	—
Change in valuation allowance	(689)	667
Expiration of federal general business credit carryforwards	530	0
Expiration of state net operating loss carryforwards	—	49
Other, net	(88)	(61)

	$89	$—

For the year ended April 30, 2007, the Company recorded Federal and State alternative minimum taxes (“AMTs”) of $88,000 and $1,000, respectively, due to limitations on the utilization of the net operating loss carryforwards. AMTs are allowed as credit carryovers against regular tax in the future in the event that the regular tax exceeds alternative minimum tax expense.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. As of April 30, 2007 and 2006, the Company had deferred tax assets of $22.0 million and $22.7 million, respectively, primarily attributable to its net operating loss carryforwards as further described below. The Company has provided a valuation allowance against the entire balance of its deferred tax assets at April 30, 2007 and 2006 due to the uncertainty regarding realization. The $689,000 decrease in the deferred tax assets in 2007 was due primarily to the effects of the partial utilization of net operating loss carryforwards and the expiration of California general business credit carryforwards, which were offset by the effects of increases in deferred revenue and reserves and accruals during the year ended April 30, 2007. For the year ended April 30, 2006, the valuation allowance increased by $667,000 primarily as a result of an increase in net operating loss and general business credit carryforwards. The components of the Company’s deferred tax assets are as follows:

(Amounts in thousands)	April 30, 2007	April 30, 2006
Deferred tax assets:
Net operating loss and general business credit carryforwards	$19,470	$21,825
Deferred revenue	1,594	210
Reserves and accruals	706	541
Other	253	136

Deferred tax assets	22,023	22,712
Valuation allowance	(22,023)	(22,712)

Net deferred taxes	$—	$—

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
As of April 30, 2007, the Company has approximately $55.5 million in Federal net operating loss carryforwards that will expire from 2009 through 2025, unless previously utilized. The Company’s remaining California net operating loss carryforwards, as of April 30, 2006, either expired or were utilized in the current year. The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2007 and 2006 due to uncertainty regarding its realization.
In addition, as of April 30, 2007, the Company has approximately $336,000 in Federal general business credit carryforwards that will expire from 2020 through 2024, and $315,000 of California general business credit carryforwards that can be carried forward indefinitely. The Company also has approximately $88,000 in Federal AMT credits that can be carried forward indefinitely.
Pursuant to the Tax Reform Act of 1986, use of the Company’s federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.
5. RELATED PARTY TRANSACTIONS
During the year ended April 30, 2007, revenues from all related party agreements for sales of products and services totaled $10.3 million (93% of total revenues). For the year ended April 30, 2006, the Company recognized revenues of $2.5 million from related parties (73% of total revenues). Included in accounts receivable at April 30, 2007 and 2006 was $111,000 and $2.3 million, respectively, from these customers. Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2007 and 2006 are presented below.
Berjaya Lottery Management (H.K.) Ltd.
In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2007. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.
Over time the Company has sold or used portions of the BLM inventory in third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.
The financial activities and balances related to BLM were as follows:
•	There were no sales to BLM in the years ended April 30, 2007 and 2006;

•	There were no accounts receivable balances from BLM at April 30, 2007 and 2006; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $247,000 and $238,000 as of April 30, 2007 and 2006, respectively.
Philippine Gaming Management Corporation
On December 9, 2005, the Company signed a contract with Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals. Total contract value was approximately $10.0 million. Contract deliverables including lottery terminals and hardware installation and software customization with a contract value of approximately $9.7 million were completed as of April 30, 2007.
In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
•	Revenues recognized on the performance of lottery system software customization, delivery and installation of contract hardware and sale of spare parts in the years ended April 30, 2007 and 2006 totaled $10.0 million and $1.9 million, respectively;

•	Billings in excess of costs and earnings relating to the abovementioned contract totaled $294,000 and $8.2 million at April 30, 2007 and 2006, respectively;

•	Accounts receivable from software enhancement billings and spare parts orders totaled $62,000 at April 30, 2007, compared to $2.3 million at April 30, 2006; and

•	There were no deferred revenues at April 30, 2007, compared to $20,000 of deferred revenue on spare parts orders at April 30, 2006.
Sports Toto Malaysia
On November 17, 2005, the Company received a software enhancement order with a value of $210,000 from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the software product is expected to be completed in the first quarter of fiscal 2008.
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenues of $244,000 and $375,000 were recognized on the sale of software products, support services and spare parts during the years ended April 30, 2007 and 2006, respectively;

•	There were deferred revenues of $454,000 and $531,000 on spare parts orders and software support services at April 30, 2007 and 2006, respectively;

•	Billings in excess of costs and earnings totaled $167,000 and $28,000 at April 30, 2007 and 2006, respectively; and

•	Accounts receivable totaled $44,000 and $3,000 at April 30, 2007 and 2006, respectively.
Natural Avenue
     The Company provides Natural Avenue, a related party from Malaysia and an affiliate of BLM, lottery terminals, software products and support services as well as spare parts. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenues recognized on the sale of software support services amounted to $54,000 during the year ended April 30, 2007, while revenues recognized on the sale of software enhancement products, software support services and spare parts totaled $243,000 in the year ended April 30, 2006;

•	Accounts receivable totaled $5,000 at both April 30, 2007 and 2006; and

•	There were no billings in excess of cost and earnings at April 30, 2007 and 2006.
6. CONTRACTS IN PROCESS
The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):

	April 30,	April 30,
	2007	2006
Costs incurred and estimated earnings recognized on uncompleted contracts	$19,652	$12,947
Billings on uncompleted contracts	(20,094)	(21,384)

	$(442)	$(8,437)

The amounts shown in the table above are included in the associated balance sheet as follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	April 30,	April 30,
	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$75	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	(517)	(8,437)

	$(442)	$(8,437)

7. LEASES
The lease for the facilities used by the Company in Carlsbad, California expired on December 22, 2006. In September 2006, the Company executed a three-year lease for a facility in Vista, California. The lease provides for annual rent increases, the Company’s payments of a portion of common area maintenance costs and leasehold improvement incentives paid to the Company by the landlord which are recorded as a liability and amortized as a reduction of rent expense over the lease term. The lease expires in November 2009.
Future minimum lease payments for all operating leases are as follows:

For Fiscal Years
Ending April 30,	Minimum Lease Payments
2008	$192,000
2009	194,000
2010	114,000

$500,000

Rent expense for all operating leases for the years ended April 30, 2007 and 2006 was $296,000 and $361,000, respectively.
8. EMPLOYEE 401(k) PLANS
The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the years ended April 30, 2007 or 2006. The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.
9. STOCK OPTION PLANS
The Company has a stock option plan, The 2000 Equity Participation Plan (the “2000 Plan”), that was approved by the Board of Directors and shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized. The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date subject to the approval of the Board of Directors and the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date. At April 30, 2007, options for 1,177,431 shares were available for future grant under the 2000 Plan.
A summary of the Company’s stock option activity including activity related to options that were granted outside the 2000 Plan and related information for the years ended April 30, 2007 and 2006 (shares in thousands) follows:

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price
Options outstanding, beginning of year	235	$1.67	440	$1.77
Granted	—	—	—	—
Exercised	(20)	(1.00)	—	—
Cancelled	(96)	(1.71)	(205)	1.89

Options outstanding, end of year	119	$1.76	235	$1.67

Exercisable at end of year	119	$1.76	235	$1.67

The aggregate intrinsic value of options exercised during the year ended April 30, 2007 was approximately $12,000. The options exercisable at April 30, 2007 had no intrinsic value.
The following table summarizes information about stock options at April 30, 2007 (shares in thousands):

	Options Outstanding and Exercisable
		Weighted Average Remaining
Exercise Price	Shares	Contractual Life
$1.00	87	2.48 years
$3.84	32	.04 year

	119	1.83 years

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s material financial instruments consist of its cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term note payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2007 and 2006 due to the short-term maturity of the instruments.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of April 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2007.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
We continue to document procedures and to enhance controls in our comprehensive effort to comply with the Sarbanes-Oxley Act of 2002. Under the latest extension, non-accelerated filers have to comply with the Section 404 provisions of the Act for the first fiscal year ending on or after December 15, 2008. As a non-accelerated filer with a fiscal year end of April 30, we must first begin to comply with the attestation requirements for the fiscal year ending April 30, 2009. In addition, as required by Section 404 of Sarbanes-Oxley, we will be required to provide a management attestation regarding our internal controls for the fiscal year ending April 30, 2008.
We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, we will continue to review, and where necessary, enhance our internal control design and documentation, ongoing risk assessment, and management review as part of our internal control program.
ITEM 8B. OTHER INFORMATION

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2007 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Office	Age	Positions and Offices Held and Business Experience
Jeffrey M. Johnson President	46	Mr. Johnson was appointed as President effective January 2007. He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.
T. Linh Nguyen Chief Financial Officer and Corporate Secretary	38	Ms. Nguyen was appointed as Chief Financial Officer since January 2007 and Corporate Secretary since July 2006. She served as Director of Finance and held various finance and accounting positions at ILTS since November 1999.
SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
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
We will provide a copy of our Code of Business Conduct and Ethics to any person without charge. Stockholders will be provided a copy upon written request addressed to:
International Lottery & Totalizator Systems, Inc.
Attention: Investor Relations
2310 Cousteau Court
Vista, CA 92081-8346
ITEM 10. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2007 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2007 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2007 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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
(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32) Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement and notice of the Company’s 2007 Annual Meeting of Shareholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

By:	/s/ Jeffrey M. Johnson
Jeffrey M. Johnson
President

/s/ T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary

Dated: July 30, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	July 30, 2007
Theodore A. Johnson

/s/ Chan Kien Sing	Director	July 30, 2007
Chan Kien Sing

/s/ Ng Foo Leong	Director	July 30, 2007
Ng Foo Leong

/s/ Martin J. O’Meara, Jr.	Director	July 30, 2007
Martin J. O’Meara, Jr.

/s/ Alain K. Lee	Director	July 30, 2007
Alain K. Lee

/s/ Ooi Lee Meng	Director	July 30, 2007
Ooi Lee Meng