Form 10KSB/A
period 2007-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2007-08-27
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-KSB

(Mark One)

☑	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended April 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-10294
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3276269 (I.R.S. Employer Identification Number)

2310 Cousteau Court Vista, California (Address of principal executive offices)	92081-8346 (Zip Code)

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
Number of common shares outstanding at July 26, 2007 was 12,962,999.
DOCUMENTS INCORPORATED BY REFERENCE
There is hereby incorporated by reference the Registrant’s Form 10-KSB for the fiscal year ended April 30, 2007, filed on July 30, 2007.
Transitional Small Business Disclosure Format            Yes ☐      No ☑

Part III
The terms “ILTS,” “the Company,” “we,” “our,” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.
Pursuant to General Instruction E(3) of Form 10-KSB, the information required in Part III, which is not contained in the Company’s Form 10-KSB filed on July 30, 2007, is herein provided in this Amendment No. 1 as follows:
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE
AND
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The Board presently consists of the following six directors: Theodore A. Johnson, Chan Kien Sing, Martin J. O’Meara, Jr., Ng Foo Leong, Alain K. Lee and Ooi Lee Meng. There is one vacant board seat. The current directors will serve until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified.
The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 31, 2007 by (i) each director of the Company, (ii) each executive officer, (iii) the executive officers and directors of the Company as a group and (iv) each person or entity who is a beneficial owner of more than 5% of the Company’s outstanding common shares. With respect to each director of the Company, the table also sets forth his age, the year he was first elected as a director, employment history for the past five years, and other directorships. With respect to the executive officers who are not directors, the table sets forth their age, position with the Company, and employment history for the past five years. Beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

		Shares of Common Stock
				Percent
Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Number		of Class
Common Stock	Theodore A. Johnson, 67, has been Chairman of the Board since	18,606		*
	1994. He served as Director from 1979 to 1993. He has been
	President and Chief Executive Officer of TJ Ventures, Inc., a
	venture capital company since 1992. Mr. Johnson also holds
	directorships in other private corporations, including a venture
	capital company.

	Chan Kien Sing, 51, has been Director since 1993. He also serves	—	(b)
	as Executive Director of Berjaya Group Berhad, a Malaysian
	holding company since July 1993. He is also an Executive
	Director of Berjaya Corporation Berhad and Berjaya Sports Toto
	Berhad, a Director of Berjaya Lottery Management H.K. Limited
	(“BLM”) and holds directorships in several other subsidiaries in
	the Berjaya Corporation group of companies.

Common Stock	Martin J. O’Meara, Jr., 78, has been Director since 1979. He has	111,442		*
	been serving as President of The Budget Plan, Inc., a privately
	owned company engaged in the consumer loan business for over five
	years.

	Ng Foo Leong, 57, has been Director since 1993. He has been	—	(b)
	serving as Executive Director of Sports Toto Malaysia Sdn. Bhd, a
	lottery and gaming company affiliated with Berjaya Sports Toto
	Berhad since 1985. He is also an Executive Director of Berjaya
	Sports Toto Berhad and a Director of BLM H.K. Ltd. In addition,
	Mr. Ng is Chairman and President of Prime Gaming Philippine, Inc.
	and Chairman of Philippine Gaming Management Corporation.

	Alain K. Lee, 51, has been Director since 1999.	—	(b)
	Presently, Mr. Lee serves as Consultant for Berjaya Group Berhad. He served as Executive Vice President of Roadhouse Grill, Inc. from July 1998 to May 2007 and Director from January 1998 to May 2007.

	Ooi Lee Meng, 46, has been Director since January 2006.	—	(b)
	He has been serving as Executive Director of Ascot Sports Sdn.
	Bhd and Senior General Manager (Business Development) of Sports
	Toto Malaysia Sdn. Bhd., a related company of ILTS since October
	2005. Previously, Mr. Ooi served as Executive Vice President of
	ILTS from September 2002 to April 2005.

Common Stock	Jeffrey M. Johnson, 46, was appointed President effective January	22,316	(a)	*
	2007. Prior to that, he served as Director of Technical
	Operations and held various other positions in the Technical
	Operations capacity at ILTS for over 20 years.

	T. Linh Nguyen, 38, was appointed Chief Financial Officer since	—
	January 2007 and Corporate Secretary since July 2006. She served
	as Director of Finance and held various finance and accounting
	positions at ILTS since November 1999.

	Steven J. Schwickert, 50, served as Acting President from January	—
	2006 to August 2006. Prior to that, he served as Director of
	Strategic Development and held various other positions at ILTS
	for over 20 years. Effective August 4, 2006, Mr. Schwickert
	resigned from the position of Acting President of ILTS.

	All directors and executive officers as a group (9 persons)	152,364	(a)	1.18%

	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya	9,245,317	(b)	71.32%
	Sports Toto Berhad.

(a)	Includes 20,666 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable by Mr. Jeffrey M. Johnson.

(b)	Employees of affiliates of BLM. All four individuals disclaim beneficial ownership of such shares.

BLM’s correspondence address is:
Level 12, Berjaya Times Square
No.1, Jalan Imbi
55100 Kuala Lumpur, Malaysia.

*	Less than one percent of the outstanding common shares.
Audit Committee Financial Expert
The Board of Directors has an Audit Committee consisting of Messrs. Johnson, O’Meara, Jr. and Lee. The Audit Committee held four meetings during the year. Mr. Lee, an employee of an affiliate of BLM, may not be considered to be an independent member of the Audit Committee under the Securities and Exchange Commission applicable rules relating to audit committees.
The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls.
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
Code of Ethics
The Company has adopted a Code of Ethics for Officers and Senior Financial Staff which was filed as an Exhibit to the Company’s 10-KSB for the year ended April 30, 2004. This policy meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-B. Shareholders may obtain a copy by writing to the Company: Attention: Corporate Secretary, 2310 Cousteau Court, Vista, CA 92081.
Shareholder Communications
The Company has a procedure by which shareholders can communicate with Board members. Shareholders may communicate with the Board by writing to the Chairman of the Board or individual Board members as follows: International Lottery & Totalizator Systems, Inc., Attention: Corporate Secretary, 2310 Cousteau Court, Vista, CA 92081. The Corporate Secretary will forward any shareholder communications as requested by the shareholder.
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

Securities Authorized for Issuance Under Equity Compensation Plans
See item 5 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2007.
ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth, for the fiscal years ended April 30, 2007, April 30, 2006 and April 30, 2005, the compensation earned by the Chief Executive Officer and the only executive officer of the Company earning in excess of $100,000 during such years (the “Named Executive Officers”).
Summary Compensation Table

						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name And		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jeffrey M. Johnson	2007	$118,332	$12,000	$—	$—	$—	$—	$2,800 (1)	$133,132
President	2006	100,405	—	—	—	—	—	—	100,405
	2005	99,486	—	—	—	—	—	—	99,486

T. Linh Nguyen	2007	$96,665	$10,000	$—	$—	$—	$—	$—	$106,665
Chief Financial Officer	2006	81,667	—	—	—	—	—	—	81,667
and Corporate Secretary	2005	79,167	—	—	—	—	—	—	79,167

Steven J. Schwickert (2)	2007	$46,148	$—	$—	$—	$—	$—	$—	$46,148
Acting President	2006	110,000	—	—	—	—	—	—	110,000
	2005	100,984	—	—	—	—	—	—	100,984

There have been no Company matching contributions to the employee 401(k) plan or other Long Term Compensation Awards since 1998.

There have been no stock options or stock appreciation rights granted to executive officers since 1999.

(1)	Other compensation of $2,800 represents car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.

(2)	Mr. Steven J. Schwickert assumed the position of Acting President in January 2006. Effective August 4, 2006, Mr. Steven J. Schwickert resigned from the position of Acting President. The payment of $46,148 represents salary and accrued vacation payment earned during his employment from May 2006 through August 2006. Mr. Schwickert did not receive any compensation after his resignation as Acting President on August 4, 2006.
Options Exercise During Fiscal Year Ended April 30, 2007

Option Awards
Number of
			Number of	securities
			securities	underlying
	Number of	Value	underlying	unexercised
	Shares Acquired	Realized on	unexercised options	options
	on Exercise	Exercise	exercisable	unexercisable
Name	(#)	($)	(#)	(#)
Jeffrey M. Johnson	—	—	—	—
T. Linh Nguyen	—	—	—	—
Steven J. Schwickert (1)	19,999	12,000	—	—

(1)	Steven J. Schwickert assumed the position of Acting President in January 2006. Effective August 4, 2006, Mr. Schwickert resigned from the position of Acting President.

Outstanding Equity Awards as of April 30, 2007

Stock awards
Equity
incentive
	Option awards							Equity	plan
			Equity					incentive	awards:
			incentive					plan	Market or
			plan					awards:	payout
			awards:					Number of	value of
	Number of	Number of	Number of					unearned	unearned
	securities	securities	securities			Number of	Market value	shares, units	shares, units
	underlying	underlying	underlying			shares or	of shares of	or other	or others
	unexercised	unexercised	unexercised			units of stock	units of stock	rights that	rights that
	options	options	unearned	Option	Option	that have not	that have not	have not	have not
	exercisable	unexercisable	options	exercise price	expiration	vested	vested	vested	vested
Name	(#)	(#)	(#)	($)	date	(#)	($)	(#)	($)
Jeffrey M. Johnson	20,666	—	—	$1.00	10/22/2009	—	—	—	—
T. Linh Nguyen	—	—	—	—	N/A	—	—	—	—
Steven J. Schwickert (1)	—	—	—	—	N/A	—	—	—	—

(1)	Steven J. Schwickert assumed the position of Acting President in January 2006. Effective August 4, 2006, Mr. Schwickert resigned from the position of Acting President.
The Company does not have any employment agreements or change in control arrangements with its executive officers.
Compensation of Directors
The following table summarizes the compensation earned by directors for the year ended April 30, 2007.

Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Theodore A. Johnson	$7,000	$—	$—	$—	$—	$—
Chan Kien Sing	$—	$—	$—	$—	$—	$—
Martin J. O’Meara, Jr.	$6,000	$—	$—	$—	$—	$—
Ng Foo Leong	$—	$—	$—	$—	$—	$—
Alain K. Lee	$—	$—	$—	$—	$—	$—
Ooi Lee Meng	$—	$—	$—	$—	$—	$—

During the fiscal year ended April 30, 2007, each Director who is not an employee of the Company or its Parent company, BLM, received an annual retainer fee of $4,000 and a fee of $500 for each Board meeting attended. In addition, each committee’s Chairman, who is not an employee of the Company or its Parent company, BLM, received an annual retainer of $1,000 for services as Chairman of such committee. All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See Footnote 5 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2007.

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
(21) Subsidiary of the Registrant *
(23.1) Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm *
(31) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32) Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed as exhibit to International Lottery & Totalizator Systems, Inc.’s Annual Report on Form 10-KSB for the year ended April 30, 2007, filed July 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant. J.H. Cohn LLP was the principal accountant for the years ended April 30, 2007 and 2006.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2007	April 30, 2006
Audit Fees	$125,000	$110,000
Audit Related Fees (a)	10,000	13,000
Tax Fees (b)	9,000	8,000
All Other fees	—	—

	$144,000	$131,000

(a) Fees in the amount of $10,000 and $13,000 in fiscal 2007 and 2006, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.
(b) Fees in the amount of $9,000 and $8,000 in fiscal 2007 and 2006, respectively, related to professional services rendered for tax compliance.
The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls. During fiscal 2007 and 2006, all services were pre-approved by the Audit Committee. The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s principal accountant.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

	By:	/s/ Jeffrey M. Johnson Jeffrey M. Johnson President

/s/ T. Linh Nguyen T. Linh Nguyen
Chief Financial Officer and Corporate Secretary

Dated: August 27, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	August 27, 2007
Theodore A. Johnson

/s/ Chan Kien Sing	Director	August 27, 2007
Chan Kien Sing

/s/ Martin J. O’Meara, Jr.	Director	August 27, 2007
Martin J. O’Meara, Jr.

/s/ Ng Foo Leong	Director	August 27, 2007
Ng Foo Leong

/s/ Alain K. Lee	Director	August 27, 2007
Alain K. Lee

/s/ Ooi Lee Meng	Director	August 27, 2007
Ooi Lee Meng