Form 10QSB
period 2007-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2007-09-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

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
Yes ☑     No ☐
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12-b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of September 13, 2007: 12,963,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☑

INDEX

		PAGE

PART I FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3.	Controls and Procedures	21

PART II OTHER INFORMATION

Item 6.	Exhibits	22

	Signatures	23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited )
(Amounts in thousands)

July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,546
Short-term investments, available for sale	1,866
Accounts receivable	952
Costs and estimated earnings in excess of billings on uncompleted contracts	1
Inventories, net	2,174
Other current assets	160

Total current assets	7,699
Equipment, furniture and fixtures, net	396
Capitalized computer software development costs, net	265
Intangible assets — patent, net	25
Other noncurrent assets	49

Total assets	$8,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$533
Line of credit loans
Billings in excess of costs and estimated earnings on uncompleted contracts	514
Accrued payroll and related taxes	288
Warranty reserves	176
Payable to Parent	248
Other current liabilities	70
Deferred revenues	3,999

Total current liabilities	5,828
Long-term liabilities	43

Total liabilities	5,871

Commitments
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370
Accumulated deficit	(53,807)

Total shareholders’ equity	2,563

Total liabilities and shareholders’ equity	$8,434

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2007	2006
Revenues:
Sales of products	$1,385	$4,517
Services	45	44

	1,430	4,561

Cost of sales:
Cost of product sales	957	3,163
Cost of services	21	8

	978	3,171

Gross profit	452	1,390

Research and development expenses	92	3
Selling, general and administrative expenses	488	405

Income (loss) from operations	(128)	982

Other income (expense):
Interest and dividend income	68	60
Other	—	(12)

Net income (loss)	$(60)	$1,030

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.08

Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,943

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	July 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(60)	$1,030
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83	244
Warranty reserve expense	17	71
Changes in operating assets and liabilities:
Accounts receivable	(495)	2,129
Costs and estimated earnings in excess of billings on uncompleted contracts	74	(43)
Inventories	(107)	(646)
Other current assets	(43)	233
Accounts payable	347	107
Income taxes payable	(89)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(3)	(3,678)
Accrued payroll and related taxes	(31)	(47)
Warranty reserves	(84)	—
Payable to Parent	1	—
Other current liabilities	(10)	20
Deferred revenues	(68)	(45)

Net cash used in operating activities	(468)	(625)

Cash flows from investing activities:
Purchases of short-term investments	(2,538)	(5,657)
Sales of short-term investments	5,347	6,007
Additions to equipment, furniture and fixtures	(10)	—

Net cash provided by investing activities	2,799	350

Cash flows from financing activities — Payment of short-term note payable	—	(30)

Effect of exchange rate changes on cash and cash equivalents	—	8

Net increase (decrease) in cash and cash equivalents	2,331	(297)
Cash and cash equivalents at beginning of period	215	512

Cash and cash equivalents at end of period	$2,546	$215

Supplemental cash flow information:
Cash paid for income taxes	$101	$—

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
In consideration of net revenue, as defined, ILTS, in accordance with the terms of a strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software. During the three-month periods ended October 31, 2006 and July 31, 2007, the Company had recognized product sales revenue of $315,000 in connection with the manufacturing of the PBCs and certain PBC system components for ES&S, all of which occurred in the second quarter of fiscal 2007 and first quarter of fiscal 2008. However, the Company has deferred all revenues related to the licensing of the intellectual property pending finalization of the term of the software support agreement with ES&S and fulfillment of all of the prescribed criteria for revenue recognition.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows have been included.
The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007 filed with the SEC on July 30, 2007.
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
Deferred Revenues
Deferred revenues of $4.0 million as of July 31, 2007 consist of amounts received from customers in excess of revenues recognized. Of the $4.0 million, $3.8 million represents hardware and software license fees which were related to the use of the PBC system and were not recognized as of July 31, 2007 due to the fact that, among other requirements for the recognition of revenue, persuasive evidence of an agreement with ES&S is pending finalization of a software support agreement by the Company and ES&S. The Company will recognize the

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
revenues upon its fulfillment of the prescribed criteria for revenue recognition. The remaining $200,000 is related to the payments received for spare parts orders. Revenue will be recognized upon fulfillment of the delivery obligations.
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty activity is as follows:

(Amounts in thousands)
Balance at May 1, 2007	$243
Additional reserves	17
Charges incurred	(84)

Balance at July 31, 2007	$176

Income Tax Uncertainties
In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if it is more likely than not that the position will be sustained upon examination.
The Company became subject to the provisions of FIN 48 as of May 1, 2007. The adoption of FIN 48 had no material effect on the Company’s condensed consolidated financial statements.
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
The Company divides its operations into two operating segments: the wagering business and the voting business. The wagering segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide. The voting segment, in consideration of net revenue, as defined, and in accordance with the terms of the strategic arrangement, granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to the PBC and PBC software it designed. The voting system business generated product sales revenue on the manufacturing of certain PBC system components for ES&S, in a one-time arrangement, which it recognized in the three-month periods ended October 31, 2006 and July 31, 2007 as explained above. The Company has deferred all of the license fees it has received for the use of the PBC system pending finalization of its arrangements with ES&S.
The Company’s segment information is presented below:

	As of and for The Three Months Ended
	July 31, 2007
	Wagering	Voting
	Business	Business	Totals
Total revenues	$1,300	$130	$1,430
Income (loss) from operations	183	(311)	(128)
Depreciation and amortization	36	47	83

Equipment, furniture and fixtures, net	325	71	396
Capitalized computer software development costs, net	—	265	265
Intangible asset — patent	—	25	25
Deferred revenues	218	3,781	3,999

	As of and for The Three Months Ended
	July 31, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$4,561	$—	$4,561
Income (loss) from operations	1,417	(435)	982
Depreciation and amortization	31	213	244

Equipment, furniture and fixtures, net	285	108	393
Capitalized computer software development costs, net	—	403	403
Deferred revenues	506	—	506
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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories consisted of the following:

July 31,
(Amounts in thousands)	2007
Raw materials and subassemblies	$1,932
Work-in-process	52
Finished goods	190

$2,174

Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.
At July 31, 2007 and 2006, the effects of the assumed exercise of options to purchase 87,000 and 228,000 shares of the Company’s common stock, at prices ranging from $1.00 to $3.84 per share, were not included in the computation of diluted income (loss) per share amounts because they were anti-dilutive for that purpose.
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
As a result of amendments to SFAS 123, effective May 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123 for which service has not been provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods. SFAS 123R required that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. During the three months ended July 31, 2007, the Company elected to calculate its historical pool of windfall tax benefits using the “short-cut method” described in FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which did not have a material effect on the Company’s financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
All stock options granted to employees prior to May 1, 2006 were fully vested at the beginning of fiscal 2007. In addition, the Company did not grant any stock options or warrants to employees in the year ended April 30, 2007 and the three months ended July 31, 2007. Therefore, there was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the three months ended July 31, 2007.
STOCK OPTIONS
Descriptions of the stock option plans are included in the preceding discussion under “Stock-Based Compensation” and in Note 9 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2007. A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the three months ended July 31, 2007 are presented below:
(shares in thousands)

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value
Options outstanding at May 1, 2007	119	$1.76	1.83 years	—
Granted	—	—		—
Exercised	—	—		—
Forfeited/expired	(32)	3.84

Options outstanding and exercisable at July 31, 2007	87	$1.00	2.23 years	—

MAJOR CUSTOMERS

	Three Months Ended
	July 31,
	2007	2006
Revenue:

From unrelated customers	Two customers accounted for 40% of total revenue	No customer accounted for more than 10% of total revenue

From related customers	Two customers accounted for 47% of total revenue	One customer accounted for 98% of total revenue
As of July 31, 2007, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $205,000 which represented 22% of total accounts receivable and 2% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005, which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $825,000 from May 1, 2006 through April 30, 2007, $100,000 from May 1, 2007 through July 31, 2007 and $50,000 from August 1, 2007 through September 13, 2007 which reduced the past due balance to $205,000 at July 31, 2007 and $155,000 at September 13, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $155,000 by November 30, 2007, the Company believes the outstanding amount will be collected.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of July 31, 2007 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers. Nonpayment by the customer or the Company’s inability to sell the products to other customers could also have a material adverse impact on the Company’s liquidity and results of operations.
RELATED PARTY TRANSACTIONS
During the three months ended July 31, 2007 and 2006, revenues from all related party agreements for sales of products and services totaled approximately $687,000 (48% of total revenue) and $4.5 million (99% of total revenue), respectively. Included in accounts receivable at July 31, 2007 was $74,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2007 and 2006 are presented below.
Berjaya Lottery Management (H.K.) Ltd.
In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2007. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.
Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the three months ended July 31, 2007 and 2006;

•	There were no accounts receivable balances from BLM at July 31, 2007; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $248,000 as of July 31, 2007.
Philippine Gaming Management Corporation
On December 9, 2005, the Company signed a contract with Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals. Total contract value was approximately $10.0 million. Contract deliverables including lottery terminals and hardware installation and software customization with a contract value of approximately $10.0 million were completed as of July 31, 2007.
In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized on the performance of lottery system software customization, delivery and installation of contract hardware and sale of spare parts during the three months ended July 31, 2007 and 2006 totaled approximately $429,000 and $4.5 million, respectively;

•	Billings in excess of costs and estimated earnings relating to the abovementioned contract totaled $51,000 at July 31, 2007; and

•	Accounts receivable from spare part orders and software enhancement services totaled $69,000 at July 31, 2007.
Sports Toto Malaysia
On November 17, 2005, the Company received from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM, a software enhancement order with a value of $210,000. Delivery of the software product is expected to be completed in the second quarter of fiscal 2008.
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenues of $239,000 and $30,000 were recognized on the sale of spare parts and support services during the three months ended July 31, 2007 and 2006, respectively;

•	There was deferred revenue of $218,000 on spare part orders at July 31, 2007;

•	Billings in excess of costs and estimated earnings relating to the abovementioned contract totaled $139,000 at July 31, 2007; and

•	There were no accounts receivable balances from STM at July 31, 2007.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 20, 2007, the Company received from STM a purchase order for online lottery terminals with a value of $2.4 million. Delivery of the terminals is expected to begin in the third quarter of fiscal 2008.
Natural Avenue
The Company provides Natural Avenue, a related party from Malaysia and an affiliate of BLM, with lottery terminals, software products and support services as well as spare parts. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenues of $18,000 and $14,000 were recognized on the sale of support services and spare parts during the three months ended July 31, 2007 and 2006, respectively;

•	Accounts receivable totaled $5,000 at July 31, 2007; and

•	There were no billings in excess of costs and estimated earnings at July 31, 2007.
LITIGATION
The Company was not a party to any litigation proceedings as of September 13, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The forward-looking statements contained in this filing are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements. These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter operating results and other risk factors described in our Annual Report on Form 10-KSB for the year ended April 30, 2007.
CRITICAL ACCOUNTING POLICIES
Use of Estimates
Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our Company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. The areas most sensitive to estimation are revenue recognition, warranty reserves, the allowance for doubtful accounts, the amortization period for capitalized software development costs and the deferred tax valuation allowance.

RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended
(Amounts in thousands)	July 31,
Revenues	2007	2006	Change
Products
Spares	$822	$459	$363
Contracts	563	4,058	(3,495)

Total Products	1,385	4,517	(3,132)

Services
Software Support	45	44	1

Total Services	45	44	1

	$1,430	$4,561	$(3,131)

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
Spares revenue for the three months ended July 31, 2007 was $822,000, compared to $459,000 for the corresponding period in 2006. The increase in spares revenue in 2007 is due to a significant spare part order from an unrelated party. We derived spares revenue from various customers on the shipment of spares orders.
Contract revenue for the three months ended July 31, 2007 was $563,000, compared to $4.1 million in the same period in 2006. The significant reduction in contract revenue in 2007 was principally due to the substantial completion of one lottery contract with a related party as of April 30, 2007.
Software support revenues remained consistent and relatively insignificant for the three months ended July 31, 2007 and 2006.
Related party revenue of approximately $687,000 accounted for 48% of total revenue in the three months ended July 31, 2007, compared to $4.5 million or 99% of total revenue in the corresponding period in 2006.

Cost of Sales and Gross Profit Analysis

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2007		2006
Revenues:
Products	$1,385	97%	$4,517	99%
Services	45	3%	44	1%

Total revenues	$1,430	100%	$4,561	100%

Cost of sales:
Products	$957	67%	$3,163	69%
Services	21	1%	8	0%

Total costs of sales	$978	68%	$3,171	69%

Gross profit:
Products	$428	30%	$1,354	30%
Services	24	2%	36	1%

Total gross profit	$452	32%	$1,390	31%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.
Overall gross profit margins were at 32% for the three months ended July 31, 2007, compared to 31% for the corresponding period in 2006. In the three months ended July 31, 2007, increased spare part sales related to ILTS custom design components, lower production overhead costs and lower amortization of capitalized software development costs contributed to higher profit margin which was substantially offset by reduced contract sales activities.
Research and Development Expenses (“R&D”)
For the three months ended July 31, 2007, R&D expenses were $92,000, compared to $3,000 in the same period in 2006. We attribute the significant increase to the development and enhancement of the products relating to the voting, lottery and related industries. We anticipate that R&D expenses will increase in coming quarters as we continue with the development of new voting system products and enhancement of existing lottery technologies.
Selling, General and Administrative (“SG&A”)
SG&A expenses for the three months ended July 31, 2007 were $488,000, compared to $405,000 in the same period in 2006. We attribute the increase of 20% principally to the increased headcount and resulting payroll costs due to increased activities in the voting segment and increased marketing expenses for both lottery and voting segments. We anticipate that SG&A expense will remain relatively constant for the remaining quarters of the fiscal 2008.
Other Income (Expense)
Other income and expense in the three months ended July 31, 2007 and 2006 primarily consisted of interest and dividend income. We derived interest and dividend income from short-term investments and cash balances.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at July 31, 2007 was $1.9 million.
As of July 31, 2007, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $205,000 which represented 22% of total accounts receivable and 2% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005, which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $825,000 from May 1, 2006 through April 30, 2007, $100,000 from May 1, 2007 through July 31, 2007 and $50,000 from August 1, 2007 through September 13, 2007 which reduced the past due balance to $205,000 at July 31, 2007 and $155,000 at September 13, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $155,000 by November 30, 2007, the Company believes the outstanding amount will be collected.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of July 31, 2007 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers. Nonpayment by the customer or the Company’s inability to sell the products to other customers could also have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at July 31, 2007 was approximately $8.3 million. Of this amount, approximately $5.1 million will be derived from the executed voting contracts. On February 26, 2006, we announced that our strategic partner, Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri and will use technology developed by ILTS’s wholly-owned subsidiary, Unisyn Voting Solutions, Inc. In addition, on May 1, 2006, we announced that ES&S has signed a contract with Los Angeles County to supply the Precinct Ballot Counters (“PBC”) and related software and services. In February 2007, Los Angeles County ordered additional 750 PBCs from ES&S. In consideration of net revenue, as defined, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. The remaining contract backlog amount of approximately $3.2 million relates to lottery terminal orders from various customers.
In addition, sources of cash through July 31, 2008 are expected to come from at least a portion of the scheduled installment payments of $155,000 due from the single customer as discussed in the previous paragraph. Additional cash is expected to be derived from spares revenue. Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2008, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2008. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	Three Months Ended
	July 31,	July 31,	Increase
(Amounts in thousands)	2007	2006	(Decrease)
Condensed cash flow comparison:
Operating activities	$(468)	$(625)	$157
Investing activities	2,799	350	2,449
Financing activities	—	(30)	30
Effect of exchange rate	—	8	(8)

Net increase (decrease) in cash and cash equivalents	$2,331	$(297)	$2,628

Cash Flow Analysis — Three-Month Period Ended July 31, 2007:
Operating Activities
Net cash used in operating activities was $468,000.
Net loss of $60,000 was adjusted by $100,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash used in operating activities.
Net cash used in operating activities reflected positive effects of the following factors:
•	Increase of $347,000 in accounts payable;

•	Decrease of $74,000 in costs and estimated earnings in excess of billings on uncompleted contracts; and

•	Increase of $1,000 in the liability to our Parent company.
Net cash used in operating activities reflected negative effects of the following factors:
•	Increase of $495,000 in accounts receivable;

•	Increase of $107,000 in inventory;

•	Increase of $43,000 in other current assets;

•	Decrease of $89,000 in income tax payable;

•	Decrease of $84,000 in warranty reserves;

•	Decrease of $68,000 in deferred revenues;

•	Decrease of $31,000 in accrued payroll and related taxes; and

•	Decreases of $13,000 in billings in excess of costs and estimated earnings on uncompleted contracts and other current liabilities.
Investing and Financing Activities
During the three months ended July 31, 2007, we received proceeds of $2.8 million from net sales of short-term investments and invested $10,000 in computer equipment.
Cash Flow Analysis — three-Month Period Ended July 31, 2006:
Operating Activities
Net cash used in operating activities was $625,000.
Net income of $1.0 million was adjusted by $315,000 of noncash charges including depreciation and amortization and warranty reserve expense to arrive at net cash used in operating activities.
Net cash used in operating activities reflected positive effects of the following factors:
•	Decrease of $2.1 million in accounts receivable;

•	Decrease of $233,000 in other current assets;

•	Increase of $107,000 in accounts payable; and

•	Increase of $20,000 in other current liabilities.
Net cash used in operating activities reflected negative effects of the following factors:
•	Decrease of $3.7 million in billings in excess of costs and estimated earnings on uncompleted contracts;

•	Increase of $646,000 in inventory;

•	Decrease of $47,000 in accrued payroll and related taxes;

•	Decrease of $45,000 in deferred revenue; and

•	Increase of $43,000 in costs and estimated earnings in excess of billings.
Investing and Financing Activities
We had $350,000 of proceeds from net sales of short-term investments.
Payment of a short-term note payable reduced our cash position by $30,000.
Capital Resources
As of July 31, 2007, there were no unused credit facilities.
Subsequent Events
On August 20, 2007, we received from Sports Toto Malaysia, a related party and an affiliate of BLM, a purchase order for online lottery terminals with a value of $2.4 million. Delivery of the terminals is expected to begin in the third quarter of fiscal 2008.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of July 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2007.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Dated: September 14, 2007	/s/ Jeffrey M. Johnson
Jeffrey M. Johnson
President

/s/ T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary