Form 10QSB
period 2007-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2007-12-17
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of December 14, 2007: 12,963,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

INDEX

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3T.	Controls and Procedures	23

PART II OTHER INFORMATION

Item 6.	Exhibits	24

	Signatures	25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)

October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,245
Short-term investments, available for sale	97
Accounts receivable	938
Costs and estimated earnings in excess of billings on uncompleted contracts	5
Inventories, net	2,711
Other current assets	321

Total current assets	8,317
Equipment, furniture and fixtures, net	369
Capitalized computer software development costs, net	230
Intangible assets — patent, net	25
Other noncurrent assets	49

Total assets	$8,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$435
Billings in excess of costs and estimated earnings on uncompleted contracts	1,336
Accrued payroll and related taxes	363
Warranty reserves	66
Payable to Parent	248
Other current liabilities	66
Deferred revenues	3,915

Total current liabilities	6,429
Long-term liabilities	36

Total liabilities	6,465

Commitments
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	—
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370
Accumulated deficit	(53,845)

Total shareholders’ equity	2,525

Total liabilities and shareholders’ equity	$8,990

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
		(Restated) (1)		(Restated) (1)
Revenues:
Sales of products	$1,206	$4,804	$2,592	$9,321
Services	46	45	90	89

	1,252	4,849	2,682	9,410

Cost of sales:
Cost of product sales	802	3,612	1,766	6,775
Cost of services	5	6	19	14

	807	3,618	1,785	6,789

Gross profit	445	1,231	897	2,621

Research and development expenses	94	2	186	4
Selling, general and administrative expenses	447	376	935	782

Income (loss) from operations	(96)	853	(224)	1,835

Other income (expense):
Interest and dividend income	53	55	121	115
Other	5	(8)	5	(19)

Income (loss) before provision for income taxes	(38)	900	(98)	1,931
Provision for income taxes	—	43	—	69

Net income (loss)	$(38)	$857	$(98)	$1,862

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.07	$(0.01)	$0.14

Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,943	12,963	12,943

(1)	See Restatement Note
See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	October 31,
	2007	2006
		(Restated) (1)
Cash flows from operating activities:
Net income (loss)	$(98)	$1,862
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	166	319
Impairment charge for inventory obsolescence	—	422
Warranty reserve expense adjustments	(27)	131
Loss on disposal of fixed assets	—	10
Changes in operating assets and liabilities:
Accounts receivable	(481)	2,025
Costs and estimated earnings in excess of billings on uncompleted contracts	70	(79)
Inventories	(644)	97
Other current assets	(204)	205
Other non current assets	—	51
Accounts payable	249	(100)
Income taxes payable	(89)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	819	(7,468)
Accrued payroll and related taxes	44	(13)
Warranty reserves	(150)	(13)
Payable to Parent	1	(21)
Other current liabilities	(21)	44
Deferred revenues	(152)	742

Net cash used in operating activities	(517)	(1,786)

Cash flows from investing activities:
Purchases of short-term investments	(2,691)	(8,714)
Sales of short-term investments	7,269	10,639
Additions to equipment, furniture and fixtures	(31)	(1)

Net cash provided by investing activities	4,547	1,924

Cash flows from financing activities — Payment of short-term note payable	—	(42)

Effect of exchange rate changes on cash and cash equivalents	—	6

Net increase in cash and cash equivalents	4,030	102
Cash and cash equivalents at beginning of period	215	512

Cash and cash equivalents at end of period	$4,245	$614

Supplemental cash flow information:
Cash paid for income taxes	$127	$—

(1)	See Restatement Note
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
In consideration of net revenue, as defined, ILTS, in accordance with the terms of a strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software. The Company has recognized product sales revenue totaling $315,000 in connection with the manufacturing of the PBCs and certain PBC system components for ES&S through October 31, 2007, of which $130,000 and $185,000 was recognized during the first quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively. However, the Company has deferred all revenues related to the licensing of the intellectual property pending finalization of the term of the software support agreement with ES&S and fulfillment of all of the prescribed criteria for revenue recognition.
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
Restatements
During the year ended April 30, 2007, the Company recognized $89,000 of alternative minimum tax expense, all of which was accrued in the fourth quarter of that year and remained payable as of April 30, 2007. A total of $26,000, $43,000, $34,000 and ($14,000) should have been recorded in the quarters ended July 31, 2006, October 31, 2006, January 31, 2007 and April 30, 2007, respectively. Management does not believe that accruals of the related expense in each of the four quarters of the fiscal year ended April 30, 2007 would have had a material effect on the unaudited condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-QSB for those periods. However, management has determined that the accompanying unaudited condensed consolidated financial statements for the three and six months ended October 31, 2006 should be restated to include the effects of the accrual of the alternative minimum tax expense.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of the restatement adjustments are as follows:

	Three Months Ended			Six Months Ended
	October 31, 2006			October 31, 2006
	As Originally	Restatement		As Originally	Restatement
(Amounts in thousands,	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
except per share amounts)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Provision for income taxes	$—	$43	$43	$—	$69	$69

Net income	$900	$(43)	$857	$1,931	$(69)	$1,862

Net income per share: Basic and diluted	$0.07	$—	$0.07	$0.15	$(0.01)	$0.14

Cash flows from operating activities:
Changes in operating assets and liabilities — Other current liabilities	n/a	n/a	n/a	$(25)	$69	$44

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
Deferred Revenues
Deferred revenues of $3.9 million as of October 31, 2007 represent hardware and software license fees which were related to the use of the PBC system that were received but were not recognized as of October 31, 2007 due to the fact that, among other requirements for the recognition of revenue, persuasive evidence of an agreement with ES&S is pending finalization of a software support agreement by the Company and ES&S. The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty Reserves
Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity is as follows:

(Amounts in thousands)
Balance at May 1, 2007	$243

Charges incurred	(150)

Warranty reserve expense adjustments	(27)

Balance at October 31, 2007	$66

Income Tax Uncertainties
In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that the position will be sustained upon examination.
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
The Company divides its operations into two operating segments: the wagering business and the voting business. The wagering segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide. The voting segment, in consideration of net revenue, as defined, and in accordance with the terms of the strategic arrangement, granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed. The voting system business generated product sales revenue on the manufacturing of certain PBC system components for ES&S, in a one-time arrangement, which it recognized in the three-month periods ended July 31, 2007 and October 31, 2006 as explained above. The Company has deferred all of the license fees it has received for the use of the PBC system pending finalization of its arrangements with ES&S.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s segment information is presented below:

	As of and for the Three Months Ended
	October 31, 2007
	Wagering	Voting
	Business	Business	Totals
Total revenues	$1,252	$—	$1,252
Income (loss) from operations	399	(495)	(96)
Depreciation and amortization	36	48	84

Equipment, furniture and fixtures, net	306	63	369
Capitalized computer software development costs, net	—	230	230
Intangible assets – patent, net	—	25	25
Deferred revenues	32	3,883	3,915

	As of and for the Three Months Ended
	October 31, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$4,664	$185	$4,849
Income (loss) from operations	1,173	(320)	853
Depreciation and amortization	28	46	74

Equipment, furniture and fixtures, net	249	96	345
Capitalized computer software development costs, net	—	368	368
Deferred revenues	493	800	1,293

	As of and for the Six Months Ended
	October 31, 2007
	Wagering	Voting
	Business	Business	Totals
Total revenues	$2,552	$130	$2,682
Income (loss) from operations	582	(806)	(224)
Depreciation and amortization	72	94	166

Equipment, furniture and fixtures, net	306	63	369
Capitalized computer software development costs, net	—	230	230
Intangible assets – patent, net	—	25	25
Deferred revenues	32	3,883	3,915

	As of and for the Six Months Ended
	October 31, 2006
	Wagering	Voting
	Business	Business	Totals
Total revenues	$9,225	$185	$9,410
Income (loss) from operations	2,590	(755)	1,835
Depreciation and amortization	59	260	319

Equipment, furniture and fixtures, net	249	96	345
Capitalized computer software development costs, net	—	368	368
Deferred revenues	493	800	1,293

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories
Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:
•	Terminal models still currently in the field;

•	The average life of the models; and

•	The requirement for replacement parts on older models.
Inventories consisted of the following:

October 31,
(Amounts in thousands)	2007
Raw materials and subassemblies	$2,448
Work-in-process	73
Finished goods	190

$2,711

Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.
At October 31, 2007 and 2006, the effects of the assumed exercise of options to purchase 86,000 and 225,000 shares of the Company’s common stock, at prices ranging from $1.00 to $3.84 per share, were not included in the computation of diluted net income (loss) per share amounts because they were anti-dilutive for that purpose.
Stock-Based Compensation
Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for which service has not been provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods. SFAS 123R required that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
adoption. During the three and six months ended October 31, 2007, the Company elected to calculate its historical pool of windfall tax benefits using the “short-cut method” described in FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which did not have a material effect on the Company’s financial statements.
All stock options granted to employees prior to May 1, 2006 were fully vested at the beginning of fiscal 2007. In addition, the Company did not grant any stock options or warrants to employees in the year ended April 30, 2007 and the six months ended October 31, 2007. Therefore, there was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the three and six months ended October 31, 2007.
STOCK OPTIONS
Descriptions of the stock option plans are included in the preceding discussion under “Stock-Based Compensation” and in Note 9 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2007. A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the six months ended October 31, 2007 are presented below:
(shares in thousands)

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term	Value
Options outstanding at May 1, 2007	119	$1.76	1.83 years	—
Granted	—	—		—
Exercised	—	—		—
Forfeited/expired	(33)	3.70

Options outstanding and exercisable at October 31, 2007	86	$1.00	1.98 years	—

MAJOR CUSTOMERS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenue:

From unrelated customers	Three customers accounted for 60% of total revenue	No customer accounted for more than 10% of total revenue	Three customers accounted for 50% of total revenue	No customer accounted for more than 10% of total revenue

From related customers	One customer accounted for 30% of total revenue	One customer accounted for 92% of total revenue	Two customers accounted for 43% of total revenue	One customer accounted for 95% of total revenue

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 31, 2007, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $155,000 which represented 17% of total accounts receivable and 2% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005, which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $825,000 from May 1, 2006 through April 30, 2007 and $150,000 from May 1, 2007 through October 31, 2007 which reduced the past due balance to $155,000 at both October 31, 2007 and December 14, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $155,000, the Company believes the outstanding amount will be collected.
Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of October 31, 2007 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers. Nonpayment by the customer or the Company’s inability to sell the products to other customers could also have a material adverse impact on the Company’s liquidity and results of operations.
RELATED PARTY TRANSACTIONS
During the three months ended October 31, 2007 and 2006, revenues from all related party agreements for sales of products and services totaled approximately $495,000 (40% of total revenue) and $4.5 million (93% of total revenue), respectively. Related party revenues for the six months ended October 31, 2007 and 2006 were $1.2 million (45% of total revenue) and $9.0 million (96% of total revenue), respectively. Included in accounts receivable at October 31, 2007 was $380,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2007 and 2006 are presented below.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Berjaya Lottery Management (H.K.) Ltd.
In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2007. Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.
Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.
The financial activities and balances related to BLM were as follows:
•	There were no related party sales to BLM in the three and six months ended October 31, 2007 and 2006;

•	There were no accounts receivable balances from BLM at October 31, 2007; and

•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $248,000 as of October 31, 2007.
Philippine Gaming Management Corporation
On December 9, 2005, the Company signed a contract with Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals. Total contract value was approximately $10.0 million. Contract deliverables including lottery terminals and hardware installation and software customization with a contract value of approximately $10.0 million were completed as of October 31, 2007.
In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.
The financial activities and balances related to transactions with PGMC were as follows:
•	Revenue recognized on the sale of spare parts and completion of contract deliverables for the abovementioned contract during the three and six months ended October 31, 2007 totaled approximately $377,000 and $806,000, respectively. Revenue recognized on the performance of lottery system software development, delivery of contract hardware and sale of spare parts during the three and six months ended October 31, 2006 totaled approximately $4.4 million and $8.9 million, respectively;

•	Net billings in excess of costs and estimated earnings relating to the abovementioned terminal order totaled $502,000 at October 31, 2007; and

•	Accounts receivable from spare part orders totaled $323,000 at October 31, 2007.
On September 18, 2007, the Company received an order from PGMC valued at approximately $2.0 million for lottery terminals. The first shipment of terminals is scheduled to begin in the fourth quarter of fiscal 2008.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sports Toto Malaysia
On November 17, 2005, the Company received a software enhancement order with a value of $210,000 from Sports Toto Malaysia (“STM”), a related party and an affiliate of BLM. Delivery of the software product is expected to be completed in the fourth quarter of fiscal 2008.
In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.
The financial activities and balances related to transactions with STM were as follows:
•	Revenues of $104,000 and $343,000 were recognized on the sale of spare parts and support services during the three and six months ended October 31, 2007, respectively. Revenues totaling $46,000 and $76,000 were recognized on the sale of support services and spare parts during the three and six months ended October 31, 2006, respectively;

•	There was deferred revenue of $32,000 on software support services at October 31, 2007;

•	Net billings in excess of costs and estimated earnings relating to the abovementioned contract and terminal order totaled $634,000 at October 31, 2007; and

•	Accounts receivable from spare part orders and software support services totaled $52,000 at October 31, 2007.
On August 20, 2007, the Company received an order from STM valued at approximately $2.4 million for lottery terminals. Delivery of the terminals is expected to begin in the third quarter of fiscal 2008.
Natural Avenue
The Company provides Natural Avenue, a related party from Malaysia and an affiliate of BLM, with lottery terminals, software products and support services as well as spare parts. The financial activities and balances related to transactions with Natural Avenue were as follows:
•	Revenues of $14,000 and $32,000 were recognized on the sale of support services and spare parts during the three and six months ended October 31, 2007, respectively. Revenues totaling $14,000 and $27,000 were recognized on the sale of support services during the three and six months ended October 31, 2006, respectively;

•	There were no billings in excess of costs and estimated earnings at October 31, 2007; and

•	Accounts receivable totaled $5,000 at October 31, 2007.
LITIGATION
The Company was not a party to any litigation proceedings as of December 14, 2007.

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

RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(Amounts in thousands)	2007	2006	Change	2007	2006	Change
Revenues
Products
Spares	$941	$326	$615	$1,763	$785	$978
Contracts	265	4,478	(4,213)	829	8,536	(7,707)

Total Products	1,206	4,804	(3,598)	2,592	9,321	(6,729)

Services
Software Support	46	45	1	90	89	1

Total Services	46	45	1	90	89	1

	$1,252	$4,849	$(3,597)	$2,682	$9,410	$(6,728)

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
Spares revenue for the three months ended October 31, 2007 was $941,000, compared to $326,000 for the corresponding period in 2006. For the six months ended October 31, 2007, spares revenue was $1.8 million, compared to $785,000 for the same period in 2006. The increases in spares revenue in 2007 is due to a significant spare part order from an unrelated party. We derived spares revenue from various customers on the shipment of spares orders. Customer demand for spare parts fluctuates from period to period.
Contract revenue for the three months ended October 31, 2007 was $265,000, compared to $4.5 million in the same period in 2006. For the six months ended October 31, 2007, contract revenue was $829,000, compared to $8.5 million for the corresponding period in 2006. The significant reduction in contract revenue in 2007 was principally due to the substantial completion of one lottery contract with a related party as of April 30, 2007.
Software support revenues remained consistent and relatively insignificant for the three and six months ended October 31, 2007 and 2006.
Related party revenue of approximately $495,000 accounted for 40% of total revenue in the three months ended October 31, 2007, compared to $4.5 million or 93% of total revenue in the corresponding period in 2006. For the six months ended October 31, 2007, related party revenue of approximately $1.2 million accounted for 45% of total revenue, compared to $9.0 million or 96% of total revenue in the corresponding period in 2006.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
(Amounts in thousands)	2007		2006		2007		2006
Revenues:
Products	$1,206	96%	$4,804	99%	$2,592	97%	$9,321	99%
Services	46	4%	45	1%	90	3%	89	1%

Total revenues	$1,252	100%	$4,849	100%	$2,682	100%	$9,410	100%

Cost of sales:
Products	$802	64%	$3,612	74%	$1,766	66%	$6,775	72%
Services	5	0%	6	0%	19	1%	14	0%

Total costs of sales	$807	64%	$3,618	74%	$1,785	67%	$6,789	72%

Gross profit:
Products	$404	32%	$1,192	25%	$826	31%	$2,546	27%
Services	41	4%	39	1%	71	2%	75	1%

Total gross profit	$445	36%	$1,231	26%	$897	33%	$2,621	28%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitive market conditions. Accordingly, comparative results between quarters are not indicative of trends in gross profit margin.
Overall gross profit margins were at 36% for the three months ended October 31, 2007, compared to 26% for the corresponding period in 2006. For the six months ended October 31, 2007, overall gross profit margins were at 33%, compared to 28% in the same period in 2006. Increased spare part sales related to ILTS custom design components, lower production overhead costs and lower amortization of capitalized software development costs contributed to higher profit margins which were substantially offset by reduced contract sales activities in the three and six months ended October 31, 2007. In addition, costs of sales of products for the three and six months ended October 31, 2006 reflect an impairment charge of $422,000 to properly reflect the net realizable value of our spare parts inventory. This was attributable to the reduced demand for our terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.
Research and Development Expenses (“R&D”)
For the three months ended October 31, 2007, R&D expenses were $94,000, compared to $2,000 in the same period in 2006. For the six months ended October 31, 2007 and 2006, R&D expenses were $186,000 and $4,000, respectively. We attribute the significant increases to the development and enhancement of the existing products relating to the voting, lottery and related industries. We anticipate that R&D expenses will increase in coming quarters as we continue with the development of new voting system products and enhancement of existing lottery technologies.

Selling, General and Administrative (“SG&A”)
SG&A expenses for the three months ended October 31, 2007 were $447,000, compared to $376,000 in the same period in 2006. For the six months ended October 31, 2007, SG&A expenses were $935,000, compared to $782,000 in the same period in 2006. We attribute the increases principally to increased marketing activities in both voting and lottery segments. Additionally, we incurred higher professional service fees associated with recently issued accounting requirements. We anticipate that SG&A expense will remain relatively constant for the remaining quarters of the fiscal 2008.
Other Income (Expense)
Other income and expense in the three and six months ended October 31, 2007 primarily consisted of interest and dividend income. For the three and six months ended October 31, 2006, other income and expense primarily consisted of interest and dividend income and foreign exchange losses. We derived interest and dividend income from short-term investments and cash balances.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our net working capital at October 31, 2007 was $1.9 million.
As of October 31, 2007, the total receivable balance, all of which was past due, from one unrelated, international customer totaled $155,000 which represented 17% of total accounts receivable and 2% of total assets. The balance receivable, which is unsecured, arose primarily from sales of terminal kits shipped during the last quarter of fiscal 2003 and the first quarter of fiscal 2004.
During the year ended April 30, 2004, the customer agreed to make installment payments through June 20, 2005 to repay the then outstanding balance of $6.3 million. The Company received payments totaling $962,000 during the period from December 1, 2003 to April 30, 2004. In addition, the Company received payments totaling approximately $3.3 million during the period from May 1, 2004 to June 20, 2005, which was $2.0 million less than the scheduled installment payments. Furthermore, the Company received payments of $900,000 from June 21, 2005 through April 30, 2006, $825,000 from May 1, 2006 through April 30, 2007 and $150,000 from May 1, 2007 through October 31, 2007 which reduced the past due balance to $155,000 at both October 31, 2007 and December 14, 2007.
Based on discussions with the customer, management of the Company believes that the customer’s reduced payments are a result primarily of temporary factors with lottery regulators in certain areas in which it operates. Management of the Company also believes, but cannot assure, that such problems will be resolved and that the missed payments will be made on an installment basis. Based on the customer’s recent payments and the customer’s commitment to make the remaining aggregate payment of $155,000, the Company believes the outstanding amount will be collected.

Additionally, the Company had approximately $1.9 million in kit inventory related to orders from this customer as of October 31, 2007 which it will not ship to the customer until it receives substantially all of the payments due. The Company has the right to sell such inventory to other customers. The model related to this inventory remains in continuous use presently in several jurisdictions and is being marketed to several additional prospective customers. Nonpayment by the customer or the Company’s inability to sell the products to other customers could also have a material adverse impact on the Company’s liquidity and results of operations.
Contract backlog at October 31, 2007 was approximately $10.4 million. Of this amount, approximately $5.3 million will be derived from the executed voting contracts. On February 26, 2006, we announced that our strategic partner, Election Systems & Software, Inc. (“ES&S”) has signed an agreement with Jackson County, Missouri and will use technology developed by ILTS’s wholly-owned subsidiary, Unisyn Voting Solutions, Inc. In addition, on May 1, 2006, we announced that ES&S has signed a contract with Los Angeles County to supply the Precinct Ballot Counters (“PBC”) and related software and services. In February 2007, Los Angeles County ordered additional 750 PBCs from ES&S. In consideration of net revenue, as defined, ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers. The remaining contract backlog amount of approximately $5.1 million relates to lottery terminal orders from various customers.
In addition, sources of cash through October 31, 2008 are expected to come from at least a portion of the scheduled installment payments of $155,000 due from the single customer. Additional cash is expected to be derived from spares revenue. Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.
While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2008, there can be no assurance that we will be able to acquire new contracts.
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2008. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.
The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
(Amounts in thousands)	2007	2006	(Decrease)
Condensed cash flow comparative:
Operating activities	$(517)	$(1,786)	$1,269
Investing activities	4,547	1,924	2,623
Financing activities	—	(42)	42
Effect of exchange rate	—	6	(6)

Net increase in cash and cash equivalents	$4,030	$102	$3,928

Cash Flow Analysis — Six-Month Period Ended October 31, 2007:
Operating Activities
Net cash used in operating activities was $517,000.
Net loss of $98,000 was adjusted by $139,000 of noncash charges including depreciation and amortization and warranty adjustments to arrive at net cash used in operating activities.
Net cash used in operating activities reflected positive effects of the following factors:
▪	Increase of $819,000 in billings in excess of costs and estimated earnings on uncompleted contracts;

▪	Decrease of $70,000 in costs and estimated earnings in excess of billings on uncompleted contracts;

▪	Increase of $249,000 in accounts payable;

▪	Increase of $44,000 in accrued payroll and related taxes; and

▪	Increase of $1,000 in the liability to our Parent company.
Net cash used in operating activities reflected negative effects of the following factors:
▪	Increase of $644,000 in inventory;

▪	Increase of $481,000 in accounts receivable;

▪	Increase of $204,000 in other current assets;

▪	Decrease of $152,000 in deferred revenues;

▪	Decrease of $150,000 in warranty reserves;

▪	Decrease of $89,000 in income taxes payable; and

▪	Decrease of $21,000 in other current liabilities.
Investing and Financing Activities
During the six months ended October 31, 2007, we received proceeds of $4.6 million from net sales of short-term investments and invested $31,000 in computer equipment and tooling equipment.
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

Net cash used in operating activities reflected positive effects of the following factors:
▪	Decrease of $2 million in accounts receivable;

▪	Increase of $742,000 in deferred revenue;

▪	Decrease of $205,000 in other current assets;

▪	Decrease of $97,000 in inventory; and

▪	Decrease of $51,000 in noncurrent assets.
Net cash used in operating activities reflected negative effects of the following factors:
▪	Decrease of $7.5 million in billings in excess of costs and earnings on uncompleted contracts;

▪	Decrease of $100,000 in accounts payable;

▪	Increase of $79,000 in costs and estimated earnings in excess of billings;

▪	Increase of $44,000 in other current liabilities;

▪	Decrease of $21,000 in the liability to our Parent company;

▪	Decrease of $13,000 in accrued payroll and related taxes; and

▪	Decrease of $13,000 in warranty reserves.
Investing and Financing Activities
We had $1.9 million of net sales of short-term investments.
With respect to financing activities, payment of a short-term note payable reduced our cash position by $42,000.
Capital Resources
As of October 31, 2007, there were no unused credit facilities.

ITEM 3T. CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of October 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2007.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Dated: December 17, 2007	/s/ Jeffrey M. Johnson
Jeffrey M. Johnson
President

/s/ T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary