Form 10QSB
period 2008-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2008-03-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of March 14, 2008: 12,963,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I                                FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Amounts in thousands)
January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,620
Accounts receivable, net	1,045
Costs and estimated earnings in excess of billings on uncompleted contracts	249
Inventories, net	2,366
Other current assets	429
Total current assets	9,709
Equipment, furniture and fixtures, net	324
Capitalized computer software development costs, net	196
Intangible assets – patent, net	24
Other noncurrent assets	49
Total assets	$10,302

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$495
Billings in excess of costs and estimated earnings on uncompleted contracts	913
Accrued payroll and related taxes	312
Warranty reserves	122
Payable to Parent	248
Other current liabilities	68
Deferred revenues	4,971
Total current liabilities	7,129
Long-term liabilities	28
Total liabilities	7,157
Commitments
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370
Accumulated deficit	(53,225)
Total shareholders' equity	3,145
Total liabilities and shareholders' equity	$10,302
See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
		(Restated) (1)		(Restated) (1)
Revenues:
Sales of products	$3,473	$613	$6,065	$9,934
Services	213	45	303	134
	3,686	658	6,368	10,068
Cost of sales:
Cost of product sales	2,232	1,095	3,998	7,870
Cost of services	114	13	133	27
	2,346	1,108	4,131	7,897
Gross profit (loss)	1,340	(450)	2,237	2,171

Research and development expenses	83	11	269	15
Selling, general and administrative expenses	651	482	1,586	1,263
Income (loss) from operations	606	(943)	382	893

Other income (expense):
Interest and dividend income	42	50	163	165
Other	-	8	5	(12)
Income (loss) before provision for income taxes	648	(885)	550	1,046
Provision for income taxes	29	34	29	103
Net income (loss)	$619	$(919)	$521	$943

Net income (loss) per share:
Basic and diluted	$0.05	$(0.07)	$0.04	$0.07
Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,963	12,963	12,950
See notes to condensed consolidated financial statements
_____________________
(1) See Restatement Note

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)
	Nine Months Ended January 31,
	2008	2007
		(Restated) (1)
Cash flows from operating activities:
Net income	$521	$943
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	250	405
Impairment charge for inventory obsolescence	-	422
Bad debt expense	130	-
Warranty reserve expense	33	142
Loss on disposal of fixed assets	-	10
Changes in operating assets and liabilities:
Accounts receivable	(718)	2,917
Costs and estimated earnings in excess of billings on
uncompleted contracts	(174)	(76)
Inventories	(299)	119
Other current assets	(312)	286
Other non current assets	-	51
Accounts payable	309	(202)
Income taxes payable	(89)	103
Billings in excess of costs and estimated earnings on uncompleted
contracts	396	(7,394)
Accrued payroll and related taxes	(7)	(60)
Warranty reserves	(154)	(64)
Payable to Parent	1	(21)
Other current liabilities	(27)	39
Deferred revenues	904	3,508
Net cash provided by operating activities	764	1,128

Cash flows from investing activities:
Purchases of short-term investments	(2,691)	(16,010)
Sales of short-term investments	7,366	15,235
Additions to equipment, furniture and fixtures	(34)	(159)
Net cash provided by (used in) investing activities	4,641	(934)

Cash flows from financing activities:
Payment of short-term note payable	-	(42)
Proceeds from exercise of stock options	-	20
Net cash used in financing activities	-	(22)

Effect of exchange rate changes on cash and cash equivalents	-	2
Net increase in cash and cash equivalents	5,405	174
Cash and cash equivalents at beginning of period	215	512
Cash and cash equivalents at end of period	$5,620	$686

Supplemental cash flow information:
Cash paid for income taxes	$169	$-
_________________
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

In consideration of net revenue, as defined, ILTS, in accordance with the terms of a strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.  ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software.  The Company has recognized product sales, servicing and support revenues totaling $482,000 in connection with the manufacturing of the PBCs and certain PBC system components for ES&S through January 31, 2008, of which $167,000, $130,000 and $185,000 was recognized during the third quarter of fiscal 2008, first quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively.  However, the Company has deferred all revenues related to the licensing of the intellectual property pending finalization of the term of the software support agreement with ES&S and fulfillment of all of the prescribed criteria for revenue recognition.

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

Restatements

During the year ended April 30, 2007, the Company recognized $89,000 of alternative minimum tax expense, all of which was accrued in the fourth quarter of that year and remained payable as of April 30, 2007.  A total of $26,000, $43,000, $34,000 and ($14,000) should have been recorded in the quarters ended July 31, 2006, October 31, 2006, January 31, 2007 and April 30, 2007, respectively.  Management does not believe that accruals of the related expense in each of the four quarters of the fiscal year ended April 30, 2007 would have had a material effect on the unaudited condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-QSB for those periods.  However, management has determined that the accompanying unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2007 should be restated to include the effects of the accrual of the alternative minimum tax expense.

The effects of the restatement adjustments are as follows:
	Three Months Ended			Nine Months Ended
	January 31, 2007			January 31, 2007
	As Originally Reported	Restatement Adjustments	As Restated	As Originally Reported	Restatement Adjustments	As Restated
(Amounts in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Provision for income taxes	$-	$34	$34	$-	$103	$103

Net income (loss)	$(885)	$(34)	$(919)	$1,046	$(103)	$943

Net income (loss) per share: Basic and diluted	$(0.07)	$-	$(0.07)	$0.08	$(0.01)	$0.07

Cash flows from operating activities: Changes in operating assets and liabilities – Income taxes payable	n/a	n/a	n/a	$-	$103	$103

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

Deferred Revenues

Deferred revenues of approximately $5.0 million as of January 31, 2008 represent hardware and software license fees which were related to the use of the PBC system that were received but were not recognized as of January 31, 2008 due to the fact that, among other requirements for the recognition of revenue, persuasive evidence of an agreement with ES&S is pending finalization of a software support agreement by the Company and ES&S.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the nine months ended January 31, 2008 is as follows:

(Amounts in thousands)
Balance at May 1, 2007	$243
Additional reserves	33
Charges incurred	(154)
Balance at January 31, 2008	$122

Income Tax Uncertainties

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that the position will be sustained upon examination.

The Company became subject to the provisions of FIN 48 as of May 1, 2007.  The adoption of FIN 48 had no material effect on the Company’s condensed consolidated financial statements.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires companies to report certain information about operating segments in their condensed consolidated financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company divides its operations into two operating segments: the wagering business and the voting business.  The wagering segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.  The voting segment, in consideration of net revenue, as defined, and in accordance with the terms of the strategic arrangement, granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed.  The voting system business generated product sales, servicing and support revenue on the manufacturing and servicing of certain PBC system components for ES&S, in a one-time arrangement, which it recognized in the three-month periods ended January 31, 2008, July 31, 2007 and October 31, 2006 as explained above.  The Company has deferred all of the license fees it has received for the use of the PBC system pending finalization of its arrangements with ES&S.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s segment information is presented below:
	As of and for the Three Months Ended
	January 31, 2008
	Wagering Business	Voting Business	Totals
Total revenues	$3,519	$167	$3,686
Income (loss) from operations	982	(376)	606
Depreciation and amortization	35	48	83

Equipment, furniture and fixtures, net	274	50	324
Capitalized computer software development costs, net	-	196	196
Intangible assets – patent, net	-	24	24
Deferred revenues	-	4,971	4,971

	As of and for the Three Months Ended
	January 31, 2007
	Wagering Business	Voting Business	Totals
Total revenues	$658	$-	$658
Loss from operations	(612)	(331)	(943)
Depreciation and amortization	41	46	87

Equipment, furniture and fixtures, net	366	84	450
Capitalized computer software development costs, net	-	334	334
Deferred revenues	493	3,566	4,059

	As of and for the Nine Months Ended
	January 31, 2008
	Wagering Business	Voting Business	Totals
Total revenues	$6,071	$297	$6,368
Income (loss) from operations	1,564	(1,182)	382
Depreciation and amortization	107	143	250

Equipment, furniture and fixtures, net	274	50	324
Capitalized computer software development costs, net	-	196	196
Intangible assets – patent, net	-	24	24
Deferred revenues	-	4,971	4,971

	As of and for the Nine Months Ended
	January 31, 2007
	Wagering Business	Voting Business	Totals
Total revenues	$9,883	$185	$10,068
Income (loss) from operations	1,973	(1,080)	893
Depreciation and amortization	99	306	405

Equipment, furniture and fixtures, net	366	84	450
Capitalized computer software development costs, net	-	334	334
Deferred revenues	493	3,566	4,059

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

•	Terminal models still currently in the field;
•	The average life of the models; and
•	The requirement for replacement parts on older models.

Inventories consisted of the following:

January 31,
(Amounts in thousands)	2008
Raw materials and subassemblies	$2,128
Work-in-process	48
Finished goods	190
$2,366

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period.  Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.

At January 31, 2008 and 2007, the effects of the assumed exercise of options to purchase 86,000 and 184,000 shares of the Company’s common stock, at prices ranging from $1.00 to $3.84 per share, were not included in the computation of diluted net income (loss) per share amounts because they were anti-dilutive for that purpose.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method.  Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for which service has not been provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods.  SFAS 123R required that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption.  During the nine months ended January 31, 2008, the Company elected to calculate its historical pool of windfall tax benefits using the “short-cut method” described in FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which did not have a material effect on the Company’s condensed consolidated financial statements.

All stock options granted to employees prior to May 1, 2006 were fully vested at the beginning of fiscal 2007.  In addition, the Company did not grant any stock options or warrants to employees in the year ended April 30, 2007 and the nine months ended January 31, 2008.  Therefore, there was no share-based compensation expense related to employee stock options recognized under SFAS 123R during the three and nine months ended January 31, 2008.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

Descriptions of the stock option plans are included in the preceding discussion under “Stock-Based Compensation” and in Note 9 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2007.  A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the nine months ended January 31, 2008 are presented below:
(shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at May 1, 2007	119	$1.76	1.83 years	-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	(33)	3.70
Options outstanding and exercisable at January 31, 2008	86	$1.00	1.72 years	-

MAJOR CUSTOMERS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenue:
From unrelated customers	One customer accounted for 11% of total revenue	One customer accounted for 11% of total revenue	Two customers accounted for 27% of total revenue	No customer accounted for more than 10% of total revenue

From related customers	One customer accounted for 70% of total revenue	One customer accounted for 69% of total revenue	Two customers accounted for 63% of total revenue	One customer accounted for 93% of total revenue

At October 31, 2007, the Company reported that the total receivable balance, all of which was past due, from one unrelated, international customer totaled $155,000.  From November 1, 2007 through March 14, 2008, the Company received a payment of $25,000.  Based on the extended delays in payment by the customer, the Company recorded a provision for doubtful accounts of $130,000 in the three months ended January 31, 2008.

The Company had approximately $1.9 million in kit inventory related to previous orders from this customer as of January 31, 2008 which it will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.  The Company has the right to sell such inventory to other customers.  The model related to this inventory remains in continuous use presently in several jurisdictions and is actively being marketed to several additional prospective customers.  The Company’s inability to sell the products to other customers could have a material adverse impact on the Company’s liquidity and results of operations.

Related Party Transactions

During the three months ended January 31, 2008 and 2007, revenues from all related party agreements for sales of products and services totaled approximately $2.9 million (79% of total revenue) and $528,000 (80% of total revenue), respectively.  Related party revenues for the nine months ended January 31, 2008 and 2007 were $4.0 million (63% of total revenue) and $9.6 million (95% of total revenue), respectively.  Included in accounts receivable at January 31, 2008 was $513,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2008 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of January 31, 2008.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and nine months ended January 31, 2008 and 2007;
•	There were no accounts receivable balances from BLM at January 31, 2008; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $248,000 as of January 31, 2008.

Philippine Gaming Management Corporation

On September 18, 2007, the Company received an order from Philippine Gaming Management Corporation (“PGMC”), a related party, valued at approximately $2.0 million for lottery terminals.  The first shipment of terminals is scheduled to begin in the fourth quarter of fiscal 2008, and the remaining terminal shipments will be completed in the second quarter of fiscal 2009.

On December 9, 2005, the Company signed a contract with PGMC to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals. Total contract value was approximately $10.0 million.  Contract deliverables including lottery terminals and hardware installation and software customization with a contract value of approximately $10.0 million were completed as of January 31, 2008.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenue recognized on the sale of spare parts, completion of contract deliverables for the abovementioned contract and software enhancement services during the three and nine months ended January 31, 2008 totaled approximately $253,000 and $1.1 million, respectively.  Revenue recognized on the performance of lottery system software development, delivery of contract hardware and sale of spare parts during the three and nine months ended January 31, 2007 totaled approximately $470,000 and $9.4 million, respectively;

•	Net billings in excess of costs and estimated earnings relating to the abovementioned terminal order totaled $503,000 at January 31, 2008; and
•	Accounts receivable from spare part orders totaled $133,000 at January 31, 2008.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sports Toto Malaysia

On December 11, 2007, the Company received an order valued at $347,000 for software development and services from Sports Toto Malaysia (“STM”), a related party.  The project is scheduled for completion in the first quarter of fiscal 2009.

On August 20, 2007, the Company received an order valued at approximately $2.4 million for lottery terminals from STM.  Delivery of the terminals was completed in the third quarter of fiscal 2008.

On November 17, 2005, the Company received a software enhancement order with a value of $210,000 from STM.  Delivery of the software product is expected to be completed in the fourth quarter of fiscal 2008.

In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $2.6 million and $2.9 million were recognized on the delivery of lottery terminals, sale of spare parts and software support services during the three and nine months ended January 31, 2008, respectively. Revenues totaling $44,000 and $120,000 were recognized on the sale of support services and spare parts during the three and nine months ended January 31, 2007, respectively;

•	There was no deferred revenue at January 31, 2008;
•	Net costs and estimated earnings in excess of billings on uncompleted contracts with respect to the lottery terminal order totaled $249,000;
•	Net billings in excess of costs and estimated earnings on uncompleted contracts relating to the abovementioned software development and enhancement orders totaled $226,000 at January 31, 2008; and
•	Accounts receivable from contract milestone billings, spare part orders and software products totaled $375,000 at January 31, 2008.

Natural Avenue

The Company provides Natural Avenue, a related party, with lottery terminals, software products and support services as well as spare parts.  The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $14,000 and $47,000 were recognized on the sale of support services and spare parts during the three and nine months ended January 31, 2008, respectively.  Revenues totaling $14,000 and $41,000 were recognized on the sale of support services during the three and nine months ended January 31, 2007, respectively;

•	There were no billings in excess of costs and estimated earnings at January 31, 2008; and
•	Accounts receivable totaled $5,000 at January 31, 2008.

Litigation

The Company was not a party to any litigation proceedings as of March 14, 2008.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE
SECURITIES EXCHANGE ACT OF 1934

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward-looking.  We use words such as “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2008	2007	Change	2008	2007	Change
Products
Contracts	$2,522	$427	$2,095	$3,351	$8,962	$(5,611)
Spares	951	186	765	2,714	972	1,742
Total Products	3,473	613	2,860	6,065	9,934	(3,869)
Services
Product Servicing and Support	167	-	167	167	-	167
Software Support	46	45	1	136	134	2
Total Services	213	45	168	303	134	169
	$3,686	$658	$3,028	$6,368	$10,068	$(3,700)

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

Contract revenue for the three months ended January 31, 2008 was $2.5 million, compared to $427,000 in the same period in 2007.  We attribute the significant increase in 2008 to a lottery terminal order from a related customer.  For the nine months ended January 31, 2008, contract revenue was $3.4 million, compared to $9.0 million for the corresponding period in 2007.  The significant reduction in contract revenue in 2008 was principally due to the substantial completion of one lottery contract with a related party as of April 30, 2007, offset by a lottery terminal order from a related customer.

Spares revenue for the three months ended January 31, 2008 was $951,000, compared to $186,000 for the corresponding period in 2007.  For the nine months ended January 31, 2008, spares revenue was $2.7 million, compared to $972,000 for the same period in 2007.  The increases in spares revenue in 2008 is due to a significant spare part order from an unrelated party. We derived spares revenue from various customers on the shipment of spares orders.  Customer demand for spare parts fluctuates from period to period.

Product servicing and support revenue of $167,000 in the period ended January 31, 2008 is principally related to the servicing of the PBCs for ES&S in a one-time arrangement with respect to the voting segment.

Software support revenues remained consistent and relatively insignificant for the three and nine months ended January 31, 2008 and 2007.

Related party revenue of approximately $2.9 million accounted for 79% of total revenue in the three months ended January 31, 2008, compared to $528,000 or 80% of total revenue in the corresponding period in 2007.  For the nine months ended January 31, 2008, related party revenue of approximately $4.0 million accounted for 63% of total revenue, compared to $9.6 million or 95% of total revenue in the corresponding period in 2007.

Cost of Sales and Gross Profit Analysis

	Three Months Ended					Nine Months Ended
	January 31,		January 31,			January 31,		January 31,
(Amounts in thousands)	2008		2007			2008		2007
Revenues:
Products	$3,473	94%	$613	93%		$6,065	95%	$9,934	99%
Services	213	6%	45	7%		303	5%	134	1%
Total revenues	$3,686	100%	$658	100%		$6,368	100%	$10,068	100%

Cost of sales:
Products	$2,232	61%	$1,095	166%		$3,998	63%	$7,870	78%
Services	114	3%	13	2%		133	2%	27	0%
Total costs of sales	$2,346	64%	$1,108	168%		$4,131	65%	$7,897	78%

Gross profit:
Products	$1,241	33%	$(482)	(73	% )	$2,067	32%	$2,064	21%
Services	99	3%	32	5%		170	3%	107	1%
Total gross profit (loss)	$1,340	36%	$(450)	(68	% )	$2,237	35%	$2,171	22%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit or loss margin varies from one contract to another, depending on the size of the contract and the competitive market conditions.  Accordingly, comparative results between quarters are not indicative of trends in gross profit or loss margin.

Overall gross profit margins were at 36% for the three months ended January 31, 2008, compared to a gross loss of 68% for the corresponding period in 2007.  The significant improvement in gross profit margins is due to increased contract sales activities resulting in lower production overhead costs.  For the nine months ended January 31, 2008, overall gross profit margins were at 35%, compared to 22% in the same period in 2007.  Increased contract sales activities coupled with increased spare part sales related to ILTS custom design components, lower production overhead costs and lower amortization of capitalized software development costs contributed to higher profit margins in the nine months ended January 31, 2008.  In addition, costs of sales of products for the nine months ended January 31, 2007 reflect an impairment charge of $422,000 to properly reflect the net realizable value of our spare parts inventory.  This was attributable to the reduced demand for our terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.

Research and Development Expenses (“R&D”)

For the three months ended January 31, 2008, R&D expenses were $83,000, compared to $11,000 in the same period in 2007.  For the nine months ended January 31, 2008 and 2007, R&D expenses were $269,000 and $15,000, respectively.  We attribute the significant increases to the development of new technology and enhancement of the existing products relating to the voting, lottery and related industries.  We anticipate that R&D expenses will continue to increase in coming quarters as we focus on the development of new voting system products and enhancement of existing lottery technologies.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended January 31, 2008 were $651,000, compared to $482,000 in the same period in 2007.  For the nine months ended January 31, 2008, SG&A expenses were $1.6 million, compared to $1.3 million in same period in 2007.  We attribute the increases in the three and nine months ended January 31, 2008 to the $130,000 charge to bad debt expense, increased marketing and sales activities in both voting and lottery segments. Additionally, we incurred higher professional service fees associated with recently issued accounting requirements.  We anticipate that SG&A expense will remain relatively constant for the remaining quarter of the fiscal 2008.

Other Income (Expense)

Other income and expense in the three and nine months ended January 31, 2008 primarily consisted of interest and dividend income.  For the three and nine months ended January 31, 2007, other income and expense primarily consisted of interest and dividend income and foreign exchange losses.  We derived interest and dividend income from short-term investments and cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At October 31, 2007, the Company reported that the total receivable balance, all of which was past due, from one unrelated, international customer totaled $155,000.  From November 1, 2007 through March 14, 2008, the Company received a payment of $25,000.  Based on the extended delays in payment by the customer, the Company recorded a provision for doubtful accounts of $130,000 in the three months ended January 31, 2008.

The Company had approximately $1.9 million in kit inventory related to previous orders from this customer as of January 31, 2008 which it will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.  The Company has the right to sell such inventory to other customers.  The model related to this inventory remains in continuous use presently in several jurisdictions and is actively being marketed to several additional prospective customers.  The Company’s inability to sell the products to other customers could have a material adverse impact on the Company’s liquidity and results of operations.

Contract backlog at January 31, 2008 was approximately $8.3 million.  Of this amount, approximately $5.3 million will be derived from the executed voting contracts.  The remaining contract backlog amount of approximately $3.0 million relates to lottery terminal orders and software development from various customers.

Additional sources of cash through January 31, 2009 are expected to be derived from spares revenue.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2009, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2009.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Nine Months Ended
	January 31,	January 31,	Increase
	2008	2007	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$764	$1,128	$(364)
Investing activities	4,641	(934)	5,575
Financing activities	-	(22)	22
Effect of exchange rate	-	2	(2)
Net increase in cash and cash equivalents	$5,405	$174	$5,231

Cash Flow Analysis - Nine-Month Period Ended January 31, 2008:

Operating Activities

Net cash provided by operating activities was $764,000.

Net income of $521,000 was adjusted by $413,000 of noncash charges including depreciation and amortization, bad debt expense and warranty reserve expense to arrive at net cash provided by operating activities.

Net cash provided by operating activities reflected positive effects of the following factors:

•	Increase of $904,000 in deferred revenues;
•	Increase of $396,000 in billings in excess of costs and estimated earnings on uncompleted contracts; and
•	Increase of $309,000 in accounts payable.

Net cash used in operating activities reflected negative effects of the following factors:

•	Increase of $718,000 in accounts receivable;
•	Increase of $312,000 in other current assets;
•	Increase of $299,000 in inventory;
•	Increase of $174,000 in costs and estimated earnings in excess of billings on uncompleted contracts;
•	Decrease of $154,000 in warranty reserves;
•	Decrease of $89,000 in income taxes payables; and
•	Decreases of $34,000 in other current liabilities and accrued payroll and related taxes.

Investing and Financing Activities

During the nine months ended January 31, 2008, we received proceeds of $4.7 million from net sales of short-term investments and invested $34,000 in computer equipment and tooling equipment.

Cash Flow Analysis - Nine-Month Period Ended January 31, 2007:

Operating Activities

Net cash provided by operating activities was $1.1 million.

Net income of $943,000 was adjusted by $979,000 of noncash charges including depreciation and amortization, provision for inventory obsolescence, loss on disposal of fixed assets, amortization of deferred lease liabilities and warranty reserve expense to arrive at net cash provided by operating activities.

Net cash provided by operating activities reflected positive effects of the following factors:

▪	Increase of $3.5 million in deferred revenue;
▪	Decrease of $2.9 million in accounts receivable;
▪	Decrease of $286,000 in other current assets;
▪	Decrease of $119,000 in inventory;
▪	Increase of $103,000 in income taxes payable;
▪	Decrease of $51,000 in non current assets; and
▪	Increase of $39,000 in other current liabilities.

Net cash provided by operating activities reflected negative effects of the following factors:

▪	Decrease of $7.4 million in billings in excess of costs and earnings on uncompleted contracts;
▪	Decrease of $202,000 in accounts payable;
▪	Increase of $76,000 in costs and estimated earnings in excess of billings;
▪	Decrease of $64,000 in warranty reserves;
▪	Decrease of $60,000 in accrued payroll and related taxes; and
▪	Decrease of $21,000 in the liability to our Parent company.

Investing and Financing Activities

We had $775,000 of net purchases of short-term investments. We invested $159,000 primarily in leasehold improvements on the new facility.

With respect to financing activities, payment of a short-term note payable reduced our cash position by $42,000 and proceeds from the exercise of employee stock options increased cash position by $20,000.

Capital Resources

As of January 31, 2008, there were no unused credit facilities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of January 31, 2008.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Dated: March 14, 2008	/s/	Jeffrey M. Johnson
Jeffrey M. Johnson
President and Chief Executive Officer

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary