Form 10KSB
period 2008-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2008-07-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

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

Revenues for the year ended April 30, 2008 were $13,025,375.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 11, 2008 was approximately $1,412,719.

Number of common shares outstanding at July 11, 2008 was 12,962,999.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format  Yes ☐   No ☒

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934

This report includes forward−looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward−looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward−looking. We use words such as "anticipate," "believe," "expect," “future," "intend" and similar expressions to identify forward−looking statements.  Forward−looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward−looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward−looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The terms “ILTS,” “the Company,” “we,” “our” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.

Organizational History

ILTS is a leading supplier of computerized wagering systems for the online lottery and pari-mutuel racing industries.  In addition, in recent years, our company has developed a fully integrated, certified end-to-end optical scan voting system consisting of the InkaVote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in an integrated compact solution.  We have initiated a strategic alliance with Election Systems & Software, Inc. (“ES&S”) to grant ES&S an exclusive worldwide license to manufacture, sell and sublicense our intellectual property relating to the PBC and PBC software to ES&S’s end customers.

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

Our wagering systems include the following components:

•	A central computer installation that is comprised of computer hardware and a commercially available operating system used in conjunction with our proprietary DataTrak application software;
•	The Datamark and Intelimark families of point-of-sale terminals; and
•	The communication network to interface the terminals to the central computer installation.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

We sell the terminals separately or as part of a turnkey wagering application system, or we will modify a terminal's features or configurations and central system software to meet specific customer requirements.

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

Voting Business

In recent years, we have devoted significant resources to developing a certified end-to-end optical scan voting system consisting of the InkaVote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in a single compact unit.  These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet all of the Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements at a much lower cost than direct-recording electronic or touch screen systems.  In addition, the Company’s voting system offers the following features:

·	High level of security and vote encryption to ensure integrity and voter privacy;
·	Electronic and paper audit trails that offer added security and redundancy for recounts;
·	Minimal training for poll workers to set-up and operate;
·	Minimal voter re-education; and
·	Capability to tally results in real time.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

•
The Intelimark FLX is a modular touch screen lottery terminal, packaged to offer maximum flexibility for retailer convenience. All components that make up the complete terminal are freestanding modules that can be arranged to meet the unique physical requirements of each retailer location.  Driven by the market demand for enhanced ticket reading capability, the Intelimark FLX is equipped with a high-speed contact image scanner that will accept up to A4 size slips and is capable of character recognition and signature capture.  Its modular design, open architecture and PC-based technology provide a flexible platform that can quickly and economically respond to the dynamic needs of both players and retailers.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

Product Markets

Revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with foreign customers.  As of April 30, 2008, our equipment has been delivered and installed in Australia, Belgium, Brazil, China, Denmark, the Dominican Republic, England, Finland, France, Hong Kong, India, Macau, Malaysia, the Netherlands, Norway, Papua New Guinea, the Philippines, Singapore, Swaziland, Sweden, the Ukraine, and the United States.

Revenue from the licensing of intellectual property rights associated with our voting PBC system and performance of election day support services are derived from our exclusive strategic arrangement with Election Systems & Software, Inc.

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

Our principal competition for full lottery systems are:

•	Lottomatica (an Italian company);
•	Scientific Games (a U.S. company); and
•	IntraLot (a Greek company).

For terminal sales only, we have numerous competitors in selected markets.  In addition to the foregoing, some of our larger competitors include:

•	Wincor-Nixdorf (a German company);
•	KEBA, GesmbH & Co. (an Austrian company);
•	Sagem (a French company); and
•	Olivetti Tecnost (an Italian company).

For the sale of horse racing systems, our main competitor is Scientific Games (a U.S. Company).

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

With respect to the voting industry, Premier Election Solutions is the largest competitor followed by companies such as Hart Intercivic and Sequoia.

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

For the year ended April 30, 2008, two vendors accounted for approximately 50%, or 40% and 10% individually, of the Company’s lottery terminals component purchases.  For the year ended April 30, 2007, four vendors accounted for approximately 70% collectively, or 25%, 16%, 16% and 13% individually, of the Company’s lottery terminals component and raw material purchases.

Dependence Upon a Few Customers

Our business to date has been dependent on major contracts from a specific pool of lottery operators.  Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.

	April 30, 2008	April 30, 2007
Revenue:
From unrelated customers	One customer accounted for 39% of total revenue	No customer accounted for more than 10% of total revenue
From related customers	Two customers accounted for 42% of total revenue or 25% and 17% individually.	One customer accounted for 90% of total revenue

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

International Lottery & Totalizator Systems, Inc., ILTS, DataTrak and Intertote are registered trademarks of our company.  We have other products that have been trademarked, such as Intelimark, Intelimark FLX, Passport II and DataTrak Anywhere, all mentioned herein.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Regulations

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

Research and Development

We are dedicated to ongoing research and development (“R&D”) to take advantage of new technologies, stay competitive in our market, and explore new markets where our core competency can be applied.

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

For the years ended April 30, 2008 and 2007, R&D expenses were $456,000 and $49,000, respectively, none of which were borne by our customers.

Environment Effects

There are no significant capital expenditures required to comply with laws relating to the protection of the environment.

Employees

As of April 30, 2008, we had 36 employees employed on a full-time equivalent basis.  We have no employees that are members of labor unions.  We believe our relationship with our employees is satisfactory.

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

Competitive pressures we face could harm our profits and gross revenues.
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

Fluctuating operating results may impact our liquidity
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2009.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

Credit risks
The Company’s investments in commercial paper are not insured.  In addition, the Company’s cash balances in financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $100,000.  The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarter facilities in Vista, California consist of approximately 18,514 square feet of leased office, warehouse and manufacturing space.  In November 2006, we executed a three-year lease for the facility in Vista, California.  The lease on this facility expires in November 2009.

ITEM 3. LEGAL PROCEEDINGS

The Company was not a party to any litigation proceedings as of April 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2008, there were 12,962,999 common shares outstanding and approximately 955 shareholders of record. Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management owned less than 1%.

Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM are affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation.  The market value of the common shares is based on the closing price for July 11, 2008, of $0.38 per share.

	Market Price of ILTS Common Stock
	High	Low
Fiscal Year Ended April 30, 2008
First Quarter	$0.90	$0.52
Second Quarter	0.70	0.52
Third Quarter	0.75	0.30
Fourth Quarter	0.58	0.26

Fiscal Year Ended April 30, 2007
First Quarter	$0.53	$0.33
Second Quarter	2.00	0.23
Third Quarter	1.85	1.01
Fourth Quarter	1.20	0.57

Dividends

The Company paid no dividends during the last two fiscal years.  We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the foreseeable future.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the securities authorized for issuance under our equity compensation plans as of April 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1990 Stock Incentive Plan	85,534	$1.00	-
2000 Equity Participation Plan	-	-	1,210,765	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	85,534	$1.00	1,210,765	(1)

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Service Revenues

Service revenues include software support and facility management agreements. Revenues from software support agreements are recognized, provided collectability is reasonably assured, in accordance with SOP 97-2 depending on the nature of the associated expenses:

1.	If costs are immaterial or incurred on a straight-line basis, revenue is recognized ratably over the term of the agreement;
2.	Otherwise, revenue is recognized over the period of the agreement in proportion to the amounts expected to be charged to expense for the services rendered during the period.

We did not have any facility management agreements as of or during the years ended April 30, 2008 and 2007, although we have had them at certain times in previous fiscal years.

For the voting segment, service revenues are derived from on-site technical product support services provided to end customers.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

Licensing Revenues

Revenues associated with the licensing of the Company’s PBC voting system is recognized in accordance with SOP 97-2.  Among other requirements for the recognition of revenue, SOP 97-2 requires all of the following criteria to be met:

1.         Persuasive evidence of an arrangement exists;
2.         Delivery has occurred;
3.         Fee is fixed or determinable; and
4.         Collectibility is reasonably assured.

The Company’s revenue arrangement may include multiple deliverables consisting of intellectual property rights, services and software that is essential to the functionality of the products as a whole.  In addition to fulfilling the abovementioned four basic criteria of revenue recognition, the Company determines the timing and amount of revenue recognized using the following criteria:

1.	The delivered item(s) has value to the customer on a standalone basis;
2.	There is objective and reliable evidence of fair value of the undelivered item(s);
3.	Any undelivered item is not essential to the functionality of the delivered item(s); and
4.	Delivery of the delivered item(s) represents the culmination of the earnings process for those element(s).

If these criteria are not met, revenue is deferred until such criteria are met or until the last element is delivered.

Deferred Revenues

Deferred revenues of approximately $218,000 as of April 30, 2008 represent prepayment for software products which were related to the use of the PBC system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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
b.
Software – The warranty phase typically represents a six to twelve-month period of time after delivery, as defined by the specific contract terms.  For the voting segment, warranty phase represents a two-year period upon acceptance of the voting units by the end customers.

2.	Spares – Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.
3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse.  Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation as of April 30, 2008 and 2007.

Results of Operations

Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,
Revenues	2008	2007	Change
Products:
Licensing	$4,675	$-	$4,675
Contracts	4,793	9,587	(4,794)
Spares	3,025	1,280	1,745
Total Products	12,493	10,867	1,626
Services:
Product Servicing and Support	285	-	285
Software Support	247	179	68
Total Services	532	179	353
	$13,025	$11,046	$1,979

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Significant fluctuations in year-to-year revenue are expected in both gaming and voting industries.  Individual contracts are generally of considerable value, and the timing of contracts or sales of spare parts does not occur in a predictable trend.  Contracts from the same customer may not recur or generally do not recur in the short-term.  Accordingly, comparative results between periods are not indicative of trends in contract revenue.

Licensing revenue for the year ended April 30, 2008 was $4.7 million.  There was no licensing revenue generated for fiscal 2007.  We derived licensing revenue from the executed voting contracts between our strategic partner, Election Systems & Software, Inc. (“ES&S”) and its end customers.

Contract revenue for the year ended April 30, 2008 was $4.8 million, compared to $9.6 million for fiscal 2007.  The significant reduction in contract revenue in 2008 was principally due to the substantial completion of one lottery contract with a related party as of April 30, 2007, offset by two lottery terminal orders from two related customers.

Spares revenue for the year ended April 30, 2008 was $3.0 million, compared to $1.3 million for fiscal 2007.  The increase in spares revenue in 2008 is due to a significant spare part order from an unrelated party. We derived spares revenue from various customers on the shipment of spares orders.  Customer demand for spare parts fluctuates from period to period.

Product servicing and support revenue of $285,000 in the year ended April 30, 2008 is principally related to the servicing of the PBCs for ES&S in a one-time arrangement and periodic election support to ES&S’ end customers with respect to the voting segment.

Software support revenue for the year ended April 30, 2008 increased by $68,000 when compared to that of fiscal 2007.  The increase is attributable to higher annual software support fees upon renewal.

Related party revenue of approximately $5.5 million accounted for 42% of total revenue in the year ended April 30, 2008, compared to $10.3 million or 93% of total revenue in fiscal 2007.

Cost of Sales and Gross Profit Analysis

	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2008		2007
Revenues:
Products	$12,493	96%	$10,867	98%
Services	532	4%	179	2%
Total revenues	$13,025	100%	$11,046	100%

Cost of sales:
Products	$6,869	53%	$8,670	78%
Services	171	1%	36	1%
Total costs of sales	$7,040	54%	$8,706	79%

Gross profit:
Products	$5,624	43%	$2,197	20%
Services	361	3%	143	1%
Total gross profit	$5,985	46%	$2,340	21%

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

During the year ended April 30, 2008, overall gross profit was 46%, compared to 21% in fiscal 2007.  Higher gross profit margins achieved in 2008 are principally due to the licensing revenue having substantially lower cost of sales and lower production overhead costs, offset by the impairment charge of $1.1 million associated with the kit inventory.  Previously, the Company has reported that it had approximately $1.9 million in kit inventory related to previous orders from an unrelated international customer which it will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.   Based on management’s assessment of the marketing opportunities and the recent nonpayment by the said customer which increased the uncertainty relating to customer’s financial ability to purchase additional kit inventory, the Company recorded an impairment charge of approximately $1.1 million during the quarter ended April 30, 2008.

Costs of sales of products for year ended April 30, 2007 reflect an impairment charge of $422,000 to properly reflect the net realizable value of our spare parts inventory.  This was attributable to the reduced demand for our terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.

Other Operating Expenses Analysis

	Years Ended
	April 30, 2008		April 30, 2007
(Amounts in thousands)	$	% of Revenue	$	% of Revenue
Research and Development	$456	4%	$49	1%
Selling, General and Administrative	1,836	14%	1,644	15%
Other Operating Expenses	$2,292	18%	$1,693	16%

Research and Development Expenses (“R&D”)

For the years ended April 30, 2008 and 2007, R&D expenses were $456,000 and $49,000, respectively. We attribute the significant increase to the development of new technology in the voting segment and enhancement of the existing products relating to the lottery.  We anticipate that R&D expenses will increase substantially in coming fiscal year as we focus our efforts more extensively on the development of new voting system products and enhancement of existing lottery technologies.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the year ended April 30, 2008 were $1.8 million, compared to $1.6 million for fiscal 2007.  We attribute the increase to the charge to bad debt expense of $75,000, increased marketing and sales activities in both voting and lottery segments. Additionally, we incurred higher professional service fees associated with recently issued accounting requirements.  We anticipate that SG&A expense will remain relatively constant for the coming fiscal year.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Other Income (Expense)

Other income in the years ended April 30, 2008 and 2007 primarily consisted of interest and dividend income.  We derived interest and dividend income from short-term investments and cash and cash equivalent balances.

Of the $286,000 in other expense in the year ended April 30, 2007, $275,000 represents cumulative foreign currency translation loss realized upon the substantially complete dissolution of our Australian subsidiary, ILTS Australia Pty. Ltd. in April 2007.  Although the Company completely dissolved its Australian subsidiary in 2008, it will continue to service customers in that area from other location.

Provision for Income Taxes

The provision for income taxes of $21,000 and $89,000 during the years ended April 30, 2008 and 2007, respectively, represent Federal and State alternative minimum taxes arising from the limitations on the utilization of the net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity

Our net working capital at April 30, 2008 was $6.1 million.

Contract backlog at April 30, 2008 was $4.2 million.  Of this amount, approximately $3.5 million is attributable to a lottery system contract, remaining shipment relating to a lottery terminal order, and software development project.   The remaining contract backlog amount of approximately $700,000 relates to executed voting contracts.

Additional sources of cash through April 2009 are expected to be derived from spares revenue, software support and election support service revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2009, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2009.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	April 30,	April 30,
	2008	2007	Increase
(Amounts in thousands)
Cash flow comparative:
Operating activities	$808	$567	$241
Investing activities	4,026	(842)	4,868
Financing activities	-	(22)	22
Net increase (decrease) in cash and cash equivalents	$4,834	$(297)	$5,131

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Cash Flow Analysis

Net cash provided by operating activities was $808,000 for the year ended April 30, 2008, compared to $567,000 for the fiscal 2007.  The following factors contribute significantly to the year-to-year change in operating cash flow:

▪	Decrease of $3.8 million in deferred revenues in fiscal 2008, compared to an increase of $3.5 million in fiscal 2007;
▪	Decrease of $477,000 in billings in excess of costs and estimated earnings on uncompleted contracts in fiscal 2008, compared to a decrease of $7.9 million in fiscal 2007;
•	Increase of $183,000 in accounts receivable in fiscal 2008, compared to a decrease of $3.0 million in fiscal 2007; and
•	Increase of $251,000 in inventories in fiscal 2008, compared to a decrease of $184,000 in fiscal 2007.

Net cash provided by investing activities was $4.0 million for the year ended April 30, 2008, compared to net cash used in investing activities of $842,000 for fiscal 2007.  Net cash provided by investing activities in the year ended April 30, 2008 resulted from the sale of short-term investments in auction rate securities and redemption of matured certificates of deposits.   Net cash used in investing activities for the year ended April 30, 2007 resulted from the purchase of short-term investments.  Capital expenditures amounted to $80,000 in the year ended April 30, 2008, compared to $191,000 in fiscal 2007.

Financing activities remained insignificant for both fiscal years 2008 and 2007.

Capital Resources

As of April 30, 2008, there were no unused credit facilities.

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

The balance sheet of the our Australian subsidiary for fiscal 2007 was translated into U.S. dollars and consolidated in the Company’s balance sheet at period-end exchange rates, while revenues and expenses were translated at average rates during the period.  Fluctuations in the U.S. dollar value of the foreign currency denominated assets were accounted for as an adjustment to shareholders’ equity.  Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar impacted the foreign currency translation component of the Company’s reported shareholders’ equity.  Foreign currency transaction gains and losses were not material.  As of April 30, 2008, our Australian subsidiary was completely dissolved.  We recorded $275,000 in other expense in the fourth quarter of 2007 due to the recognition of its cumulative foreign currency translation loss upon substantial dissolution of the subsidiary.

Although we completely dissolved its Australian subsidiary in 2008, we will continue to service customers in that area from another location.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Contractual Obligations

The following table summarizes our significant contractual obligations as of April 30, 2008:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$308,000	$194,000	$114,000	$-	$-

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

The FASB and its Emerging Issues Task Force had issued certain other accounting pronouncements as of April 30, 2008 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2008 or 2007.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-KSB
(Page)

Report of Independent Registered Public Accounting Firm	27

Consolidated Financial Statements:

Balance Sheets as of April 30, 2008 and 2007	28

Statements of Operations for the years ended April 30, 2008 and 2007	29

Statements of Shareholders’ Equity for the years ended April 30, 2008 and 2007	30

Statements of Cash Flows for the years ended April 30, 2008 and 2007	31

Notes to Consolidated Financial Statements	32

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiaries as of April 30, 2008 and 2007, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
June 30, 2008

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	April 30,	April 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,049	$215
Short-term investments, available for sale	569	4,675
Accounts receivable, net	565	457
Costs and estimated earnings in excess of billings on uncompleted contracts	57	75
Inventories, net	1,246	2,067
Other current assets	262	117
Total current assets	7,748	7,606
Equipment, furniture and fixtures, at cost, less accumulated depreciation of $2,322 and $2,172 in 2008 and 2007, respectively	324	434
Capitalized computer software development costs, less accumulated amortization of $770 and $507 in 2008 and 2007, respectively	36	299
Intangible assets – patent, less accumulated amortization of $3 in 2008	23	26
Other noncurrent assets	49	49
Total assets	$8,180	$8,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$285	$186
Income taxes payable	-	89
Billings in excess of costs and estimated earnings on uncompleted contracts	40	517
Accrued payroll and related taxes	377	319
Warranty reserves	425	243
Payable to Parent	249	247
Other current liabilities	69	72
Deferred revenues	218	4,067
Total current liabilities	1,663	5,740
Long-term liabilities	20	51
Total liabilities	1,683	5,791
Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(49,873)	(53,747)
Total shareholders' equity	6,497	2,623
Total liabilities and shareholders' equity	$8,180	$8,414

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
	Years Ended
	April 30,
	2008	2007
Revenues:
Sales of products	$12,493	$10,867
Services	532	179
	13,025	11,046
Cost of sales:
Cost of product sales	6,869	8,670
Cost of services	171	36
	7,040	8,706
Gross profit	5,985	2,340

Research and development expenses	456	49
Selling, general and administrative expenses	1,836	1,644
Income from operations	3,693	647

Other income (expense):
Interest and dividend income	197	227
Other	5	(286)
Net income before provision for income taxes	3,895	588
Provision for income taxes	21	89
Net income	$3,874	$499
Net income per share:
Basic and diluted	$0.30	$0.04
Weighted average shares used in computation of net income per share:
Basic and diluted	12,963	12,953

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Accumulated Deficit	Accumulated Comprehensive Loss	Total

Balance at May 1, 2006	12,943	$56,350	$(54,246)	$(275)	$1,829
Foreign currency translation adjustment –
cumulative foreign currency translation loss in connection with dissolution of subsidiary	-	-	-	275	275
Net income	-	-	499	-	499
Total comprehensive income					774
Exercise of stock options	20	20	-	-	20
Balance at April 30, 2007	12,963	56,370	(53,747)	-	2,623
Net income	-	-	3,874	-	3,874
Balance at April 30, 2008	12,963	$56,370	$(49,873)	$-	$6,497

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	April 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,874	$499
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	457	489
Impairment charge for inventory obsolescence	1,072	422
Write off of cumulative foreign currency translation loss	-	275
Warranty reserve expense	347	62
Bad debt expense	75	-
Loss on disposal of fixed assets	-	9
Changes in operating assets and liabilities:
Accounts receivable	(183)	3,005
Costs and estimated earnings in excess of billings on uncompleted contracts	18	(75)
Inventories	(251)	184
Other current assets	(145)	347
Other noncurrent assets	-	51
Accounts payable	99	(167)
Income taxes payable	(89)	89
Billings in excess of costs and estimated earnings on uncompleted contracts	(477)	(7,920)
Accrued payroll and related taxes	58	(67)
Warranty reserves	(165)	(198)
Payable to Parent	2	9
Other current liabilities	(35)	37
Deferred revenues	(3,849)	3,516
Net cash provided by operating activities	808	567

Cash flows from investing activities:
Purchases of short-term investments	(3,260)	(19,692)
Sales of short-term investments	7,366	19,067
Additions to equipment, furniture and fixtures	(80)	(191)
Additions to patent	-	(26)
Net cash provided by (used in) investing activities	4,026	(842)

Cash flows from financing activities:
Payment of short-term note payable	-	(42)
Proceeds from exercise of stock options	-	20
Net cash used in financing activities	-	(22)

Net increase (decrease) in cash and cash equivalents	4,834	(297)
Cash and cash equivalents at beginning of year	215	512
Cash and cash equivalents at end of year	$5,049	$215

Supplemental cash flow information:
Cash paid for income taxes	$169	$-
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

In recent years, the Company has devoted significant resources to developing a certified end-to-end optical scan voting system consisting of the InkaVote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in a single compact unit.  These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet all of the Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements at a much lower cost than direct-recording electronic or touch screen systems.  In addition, the Company’s voting system offers the following features:

·	High level of security and vote encryption to ensure integrity and voter privacy;
·	Electronic and paper audit trails that offer added security and redundancy for recounts;
·	Minimal training for poll workers to set-up and operate;
·	Minimal voter re-education; and
·	Capability to tally results in real time.

In consideration of net revenue, as defined, ILTS, in accordance with the terms of a strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.  ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software.  The Company has recognized licensing revenue, manufacturing and product servicing and support revenues totaling approximately $5.3 million through April 30, 2008, of which approximately $4.8 million, $167,000, $130,000 and $185,000 was recognized during the fourth quarter of fiscal 2008, third quarter of fiscal 2008, first quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively.

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

Complete Systems

ILTS's complete wagering systems include the point-of-sale terminals, a central computer installation and a commercially available operating system used in conjunction with ILTS's proprietary application software, and the communication network to interface the terminals to the central computer installation.  System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

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

We did not have any facility management agreements as of April 30, 2008 or during fiscal 2008 and 2007, although we have had them at certain times in previous fiscal years.

For the voting segment, service revenues are derived from on-site technical product support services provided to end customers.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

 Licensing Revenue

Revenues associated with the licensing of the Company’s PBC voting system are recognized in accordance with SOP 97-2.  Among other requirements for the recognition of revenue, SOP 97-2 requires all of the following criteria to be met:

1.         Persuasive evidence of an arrangement exists;
2.         Delivery has occurred;
3.         Fee is fixed or determinable; and
4.         Collectibility is reasonably assured.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

The Company’s revenue arrangement may include multiple deliverables consisting of intellectual property rights, services and software that is essential to the functionality of the products as a whole.  In addition to fulfilling the abovementioned four basic criteria of revenue recognition, the Company determines the timing and amount of revenue recognized using the following criteria:

1.	The delivered item(s) has value to the customer on a standalone basis;
2.	There is objective and reliable evidence of fair value of the undelivered item(s);
3.	Any undelivered item is not essential to the functionality of the delivered item(s); and
4.	Delivery of the delivered item(s) represents the culmination of the earnings process for those element(s).

If these criteria are not met, revenue is deferred until such criteria are met or until the last element is delivered.

Deferred Revenues

Deferred revenues of approximately $218,000 as of April 30, 2008 represent prepayment for software products which were related to the use of the PBC system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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

Based on its evaluation as of April 30, 2008, the Company booked an allowance for doubtful accounts of $75,000.  It was determined that no allowance was required as of April 30, 2007.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the fiscal year ended April 30, 2008 is as follows:

      (Amounts in thousands)
Balance at May 1, 2006	$379
Additional reserves	62
Charges incurred	(198)
Balance at April 30, 2007	243
Additional reserves	347
Charges incurred	(165)
Balance at April 30, 2008	$425

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

b.   Software – The warranty phase typically represents a six to twelve-month period of time after delivery, as defined by the specific contract terms.  For the voting segment, warranty phase represents a two-year period upon acceptance of the voting units by the end customers.

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

The Company became subject to the provisions of FIN 48 as of May 1, 2007.  The adoption of FIN 48 had no material effect on the Company’s consolidated financial statements.

Income Taxes and Valuation Allowance

The Company accounts for income taxes pursuant to the asset and liability method.  This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2008 and 2007 due to uncertainty regarding its realization.

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

The balance sheet of the Company’s Australian subsidiary for fiscal 2007 was translated into U.S. dollars and consolidated in the Company’s balance sheet at period-end exchange rates, while revenues and expenses were translated at average rates during the period.  Fluctuations in the U.S. dollar value of the foreign currency denominated assets were accounted for as an adjustment to shareholders’ equity.  Therefore, fluctuations from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar impacted the foreign currency translation component of the Company’s reported shareholders’ equity.  Foreign currency transaction gains and losses were not material.  As of April 30, 2008, the Company’s Australian subsidiary was completely dissolved.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

The Company recorded $275,000 in other expense in the fourth quarter of 2007 due to the recognition of its cumulative foreign currency translation loss upon substantial dissolution of the subsidiary.

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

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:

	April 30,	April 30,
	2008	2007
(Amounts in thousands)
Raw materials and subassemblies	$1,042	$1,831
Work-in-process	14	46
Finished goods	190	190
	$1,246	$2,067

Previously, the Company has reported that it had approximately $1.9 million in kit inventory related to previous orders from an unrelated international customer which it will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.

The model related to this inventory remains in continuous use presently in several jurisdictions and is actively being marketed to several additional prospective customers.  Based on its assessment of the  marketability of this inventory and its marketing efforts with the active prospects, the Company believes that inventory valued at approximately $800,000 remains sellable to those existing and prospective customers. Arising from this assessment and the recent nonpayment by the said customer which increased the uncertainty relating to customer’s financial ability to purchase additional kit inventory, the Company recorded an impairment charge of approximately $1.1 million during the quarter ended April 30, 2008.

The Company recorded an impairment charge of $422,000 during the fiscal year ended April 30, 2007 to properly reflect the net realizable value of its spare parts inventory.  This was as a result of reduced demand for the Company’s fully assembled older generation terminal models currently in the field and the anticipated resulting decrease in spare parts required to service these terminals.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

undiscounted cash flow attributed to such assets.  At April 30, 2008 and 2007, and during the years ended April 30, 2008 and 2007, no indicators of impairment were identified.

Intangible Assets - Patent

The Company capitalizes the cost of obtaining patent rights. These capitalized costs are amortized on a straight-line basis over the legal life of the patent or the estimated useful life of seven years, whichever is shorter.  Amortization of the patent began in the first quarter of fiscal 2008.  Amortization expense will approximate $3,774 per year.

Short-Term Investments

In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s short-term investments in marketable equity securities are classified as available-for-sale securities and are stated at their estimated fair value. The fair value of the investments as of April 30, 2008 and 2007, and the proceeds from investments sold during the twelve months then ended, approximated the related costs as of that date and for that period.  Accordingly, no realized or unrealized gains or losses related to the Company’s marketable securities were recognized.  Purchases and sales of securities are recorded on a trade-date basis.

Short-term investments consisted of investments in certificates of deposits with maturities of greater than three months.

The short-term investments available for sale are as follows:

	April 30,	April 30,
	2008	2007
(Amounts in thousands)
Certificates of deposits	$569	$2,100
Auction rate securities	-	2,575
	$569	$4,675

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

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

The Company determined that capitalization of computer software development costs had to cease and amortization commenced at the end of the third quarter of fiscal 2006, when the voting system became available for general release to customers. Capitalized computer software development costs are amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over the estimated economic life of the software product by using whichever method results in a higher amount of annual amortization.  During the period from February 1, 2006 through July 31, 2006, the Company amortized the capitalized computer software development costs based on a straight-line basis over the estimated useful life of one year due to uncertainty regarding the projection of future revenue beyond one year.  During the quarter ended October 31, 2006, the Company increased the estimated useful life of the software product to three and a half years based on its projection that future revenue will be generated for a more extended period.  As a result of the change in the estimated useful life of the software product to three and a half years, the quarterly amortization expense was reduced by $167,000 compared to that of the first quarter of fiscal 2007.  During the quarter ended April 30, 2008, the Company amortized the capitalized computer software development costs ratably based on the revenue recognized in relation to the projected revenues associated with the related software.  The revenue method resulted in a higher amount of annual amortization as compared to the straight-line method.

As of April 30, 2008, accumulated amortization of software development costs totaled $770,000.  Amortization expense is estimated to be $36,000 for fiscal year ending April 30, 2009.

Net Income Per Share

Basic net income per share is based on the weighted average number of shares outstanding during the period.  Diluted net income per share is based on the weighted average number of shares outstanding adjusted to include the dilutive effects of the assumed exercise of stock options and the application of the treasury stock method.

At April 30, 2008 and 2007, the effects of the assumed exercise of options to purchase 86,000 and 119,000 shares of the Company’s common stock, at prices ranging from $1.00 to $3.84 per share, were not included in the computation of diluted net income per share amounts because they were anti-dilutive for that purpose.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method.  Under this transition method, stock-based compensation cost includes (1) quarterly amortization over the remaining requisite service period for all stock options granted prior to, but not yet vested, as of May 1, 2006, based on the portion of the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for which service has not been provided and (2) quarterly amortization over the requisite service period for all stock options granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Under the modified-prospective transition method, no restatement is necessary to stock-based compensation cost recognized in prior periods.  SFAS 123R required that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption.  During the fiscal year ended April 30, 2008, the Company elected to calculate its historical pool of windfall tax benefits using the “short-cut method” described in FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which did not have a material effect on the Company’s consolidated financial statements.

All stock options granted to employees prior to May 1, 2006 were fully vested at the beginning of fiscal 2007.  In addition, the Company did not grant any stock options or warrants to employees in the years ended April 30, 2008 and 2007.  Therefore, there was no share-based compensation expense related to employee stock options recognized under SFAS 123R during the fiscal years ended April 30, 2008 and 2007.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents.

2.  GEOGRAPHIC REVENUES, BUSINESS SEGMENTS, MAJOR CUSTOMERS AND MAJOR VENDORS

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires companies to report certain information about operating segments in their consolidated financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.  The voting segment, in consideration of net revenue, as defined, and in accordance with the terms of the strategic arrangement, granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed.  The voting system business generated licensing revenue, manufacturing and product servicing and support revenue.

The Company’s segment information is presented below:

	As of and for the Year Ended April 30, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$7,935	$5,090	$13,025
Income from operations	1,017	2,676	3,693
Depreciation and amortization	141	316	457
Cost and estimated earnings in excess of billings on uncompleted contracts	-	57	57
Equipment, furniture and fixtures, net	286	38	324
Capitalized computer software development costs, net	-	36	36
Intangible asset - patent	-	23	23
Warranty reserves	64	361	425
Deferred revenues	5	213	218

	As of and for the Year Ended April 30, 2007
	Gaming Business	Voting Business	Totals
Total revenues	$10,861	$185	$11,046
Income (loss) from operations	2,028	(1,381)	647
Depreciation and amortization	137	352	489
Equipment, furniture and fixtures, net	361	73	434
Capitalized computer software development costs, net	-	299	299
Deferred revenues	454	3,613	4,067

Geographic Revenues

Revenues by geographic area are as follows (in thousands):
	Years Ended
	April 30,
Customer Location	2008	2007

North America	$6,711	$207
Asia	5,529	10,346
Europe	720	367
Australia	65	126
	$13,025	$11,046

As of April 30, 2008 and 2007, substantially all of the Company's assets were held in the United States.  During the fiscal years ended April 30, 2008 and 2007, a significant portion of the Company’s revenues was derived from exports from the United States to foreign countries.  Although the Company completely dissolved its Australian subsidiary in 2008, it will continue to service customers in that area from another location.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Major Customers
	April 30, 2008	April 30, 2007
Revenue:
From unrelated customers	One customer accounted for 39% of total revenue	No customer accounted for more than 10% of total revenue
From related customers	Two customers accounted for 42% of total revenue or 25% and 17% individually	One customer accounted for 90% of total revenue

Major Vendors

For the year ended April 30, 2008, two vendors accounted for approximately 50%, or 40% and 10% individually, of the Company’s lottery terminals component purchases. For the year ended April 30, 2007, four vendors accounted for approximately 70% collectively, or 25%, 16%, 16% and 13% individually, of the Company’s lottery terminals component and raw material purchases.

3.  CREDIT RISK

The Company’s investments in commercial paper which is approximately $4,446,243 at April 30, 2008, which are included in cash and cash equivalents, are not insured.  The Company maintains its other cash balances primarily in two financial institutions.  As of April 30, 2008, such other cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $100,000 by approximately $409,000.  The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. INCOME TAXES

The following is a reconciliation of the expected income tax provision or credit at the statutory federal income tax rate to the actual provision or credit:

	Years Ended April 30,
	2008	2007
(Amounts in thousands)
Expected federal income tax provision	$1,325	$211
State taxes, net of federal benefit	245	36
Alternative minimum tax	16	89
Change in valuation allowance	(1,674)	(689)
Expiration of federal general business credit carryforwards	-	530
Other, net	109	(88)
	$21	$89

For the year ended April 30, 2008 and 2007, the Company recorded Federal alternative minimum tax (“AMT”) of $16,000 and $88,000, respectively, due to limitations on the utilization of the net operating loss carryforwards.  For the year ended April 30, 2007, the Company recorded State AMT amount of $1,000.  The amount of AMT paid is allowed as credit carryovers against regular tax in the future in the event that the regular tax exceeds alternative minimum tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes.  As of April 30, 2008 and 2007, the Company had deferred tax assets of $20.4 million and $22.0 million, respectively, primarily attributable to its net operating loss carryforwards as further described below.  The Company has provided a valuation allowance against the entire balance of its deferred tax assets at April 30, 2008 and 2007 due to the uncertainty regarding realization.  The $1.6 million decrease in the deferred tax assets in 2008 was due primarily to the effects of the utilization of federal net operating loss carryforwards, reduction of deferred revenue, and the utilization of California credit carryforwards, which were offset by the effects of increases in reserves and accruals during the year ended April 30, 2008.

Significant components of the Company’s deferred tax assets are as follows:

(Amounts in thousands)	April 30, 2008	April 30, 2007
Deferred tax assets:
Net operating loss and general business credit carryforwards	$19,056	$19,470
Deferred revenue	87	1,594
Reserves and accruals	1,218	706
Other	85	253
Deferred tax assets	20,446	22,023
Valuation allowance	(20,446)	(22,023)
Net deferred taxes	$-	$-

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

As of April 30, 2008, the Company has approximately $54.2 million in Federal net operating loss carryforwards that will expire from 2009 through 2025, unless previously utilized.  In addition, as of April 30, 2008, the Company has approximately $357,000 in Federal research and development credit carryforwards that begin to expire in 2020, and $226,000 of California research and development credit carryforwards that can be carried forward indefinitely.  The Company also has approximately $107,000 in Federal AMT credits that can be carried forward indefinitely.

Pursuant to the Tax Reform Act of 1986, Internal Revenue Code Section 382, utilization of the Company’s federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

5. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2008 and 2007, revenues from all related party agreements for sales of products and services totaled approximately $5.5 million (42% of total revenue) and $10.3 million (93% of total revenue), respectively.  Included in accounts receivable at April 30, 2008 and 2007 was $454,000 and $111,000, respectively, from these customers.  Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2008 and 2007 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2008.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·     There were no related party sales to BLM in the years ended April 30, 2008 and 2007;
·     There were no accounts receivable balances from BLM at April 30, 2008 and 2007; and
·     Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $249,000 and $247,000 as of April 30, 2008 and 2007, respectively.

Philippine Gaming Management Corporation

On September 18, 2007, the Company received an order from Philippine Gaming Management Corporation (“PGMC”), a related party, valued at approximately $2.1 million for lottery terminals.  The first two shipments of terminals began in the fourth quarter of fiscal 2008, and the remaining terminal shipments will be completed in the second quarter of fiscal 2009.

On December 9, 2005, the Company signed a contract with PGMC to provide a complete lottery system including central system hardware and software along with 2,000 lottery terminals.  Contract deliverables including lottery terminals and hardware installation and software customization with a contract value of approximately $10.0 million were completed as of the quarter ended January 31, 2008.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenue recognized on the shipment of lottery terminals, sale of spare parts, completion of contract deliverables for the abovementioned lottery system contract and various software enhancement services during the year ended April 30, 2008 totaled approximately $2.2 million.  Revenue recognized on the performance of lottery system software development, delivery of contract hardware and sale of spare parts during the year ended April 30, 2007 totaled approximately $10.0 million;

·
Net billings in excess of costs and estimated earnings relating to the abovementioned lottery terminal order totaled $26,000 at April 30, 2008, compared to $294,000 in 2007 on the abovementioned lottery system contract; and

·
Accounts receivable from shipment of lottery terminals and spare part orders totaled $339,000 at April 30, 2008.   Accounts receivable from software enhancement billings and spare parts orders totaled $62,000 at April 30, 2007.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

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

On November 17, 2005, the Company received a software enhancement order with a value of $210,000 from STM.  Delivery of the software enhancement product was completed in the fourth quarter of fiscal 2008.

In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.

The financial activities and balances related to transactions with STM were as follows:

·
Revenue of $3.3 million was recognized on the delivery of lottery terminals, software enhancement, sale of spare parts and software support services during the year ended April 30, 2008.  Revenue of $244,000 was recognized on the sale of software products, support services and spare parts during the year ended April 30, 2007;

·	There were deferred revenues of $5,000 on software support services at April 30, 2008, compared to $454,000 on spare parts orders and software support services at April 30, 2007;
·
Net billings in excess of costs and estimated earnings on uncompleted contracts relating to the abovementioned software development and enhancement orders totaled $14,000 and $167,000 at April 30, 2008 and 2007, respectively; and

·	Accounts receivable from software support services and spare part orders totaled $110,000 and $44,000 at April 30, 2008 and 2007, respectively.

Natural Avenue

The Company provides Natural Avenue, a related party, with lottery terminals, software products and support services as well as spare parts.  The financial activities and balances related to transactions with Natural Avenue were as follows:

·
Revenues of $61,000 were recognized on the sale of support services and spare parts during the year ended April 30, 2008, while revenues recognized on the sale of software support services amounted to $54,000 during the year ended April 30, 2007; and

·	Accounts receivable on software support services totaled $5,000 at both April 30, 2008 and 2007.

6. CONTRACTS IN PROCESS

The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):
	April 30,	April 30,
	2008	2007
Costs incurred and estimated earnings recognized on uncompleted contracts	$24,233	$19,652
Billings on uncompleted contracts	(24,216)	(20,094)
	$17	$(442)

 The amounts shown in the table above are included in the associated balance sheet as follows:

	April 30,	April 30,
	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$57	$75
Billings in excess of costs and estimated earnings on uncompleted contracts	(40)	(517)
	$17	$(442)

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

7. LEASES

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

Future minimum lease payments for all operating leases are as follows:

For Fiscal Years Ending April 30,	Minimum Lease Payments

2009	$194,000
2010	114,000
$308,000

Rent expense for all operating leases for the years ended April 30, 2008 and 2007 was $162,000 and $296,000, respectively.

8. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan  (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate.  Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives.  In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan.  The Company made no contributions during the years ended April 30, 2008 or 2007.  The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

9. STOCK OPTION PLANS

The Company has a stock option plan, The 2000 Equity Participation Plan (the “2000 Plan”), that was approved by the Board of Directors and shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized.  The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date subject to the approval of the Board of Directors and the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date. At April 30, 2008, options for 1,210,765 shares were available for future grant under the 2000 Plan.

A summary of the Company’s stock option activity including activity related to options that were granted outside the 2000 Plan and related information for the years ended April 30, 2008 and 2007 (shares in thousands) follows:
	2008		2007
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of year	119	$1.76	235	$1.67
Granted	-	-	-	-
Exercised	-	-	(20)	(1.00)
Forfeited/expired	(33)	3.70	(96)	(1.71)
Options outstanding, end of year	86	$1.00	119	$1.76
Exercisable at end of year	86	$1.00	119	$1.76

The weighted-average remaining contractual term of the options outstanding approximates 1.48 years.  The aggregate intrinsic value of options exercised during the year ended April 30, 2007 was approximately $12,000.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term note payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2008 and 2007 due to the short-term maturity of the instruments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of April 30, 2008.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We continue to document procedures and enhance controls in our comprehensive effort to comply with the Sarbanes-Oxley Act of 2002.  Under the latest extension, non-accelerated filers have to comply with the Section 404 (a) requirement of the Act for the first fiscal year ending on or after December 15, 2007.  As a non-accelerated filer with a fiscal year end of April 30, we must first provide the management’s report on internal control over financial reporting for the first fiscal year ended April 30, 2008.  In addition, as required by Section 404 (b) of the Act, as amended, the auditor’s attestation report on internal control over financial reporting will be required for the fiscal year ending April 30, 2010.

We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated.  Nonetheless, we will continue to review, and where necessary, enhance our internal control design and documentation, ongoing risk assessment, and management review as part of our internal control program.

ITEM 8B.	OTHER INFORMATION
None.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Office	Age	Positions and Offices Held and Business Experience
Jeffrey M. Johnson President	47	Mr. Johnson was appointed as President effective January 2007. He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.

T. Linh Nguyen Chief Financial Officer and Corporate Secretary	39
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

During the fiscal year ended April 30, 2008, the following individuals filed late reports on Form 3 for the respective prior fiscal years:

Name and Office	Fiscal Year in Which Form 3 Filings Were Applicable to

Jeffrey M. Johnson	April 30, 2007
President

T. Linh Nguyen	April 30, 2007
Chief Financial Officer
and Corporate Secretary

Ooi Lee Meng	April 30, 2006
Director

CODE OF BUSINESS CONDUCTS AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics which applies to all officers and key financial personnel.

We will provide a copy of our Code of Business Conduct and Ethics to any person without charge.  Stockholders will be provided a copy upon written request addressed to:

International Lottery & Totalizator Systems, Inc.
Attention: Investor Relations
2310 Cousteau Court
Vista, CA 92081-8346

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report.

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

(10) (a) Fourth Amendment to Lease for the Registrant's facility in Carlsbad, California dated August 11, 1999 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294.)

(b) The Registrant's 1990 Stock Incentive Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).

(c) The Registrant's 1997 Directors' Stock Option Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

(d) Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya's stock ownership from 38.5% to 71.4% (incorporated by reference from ILTS's Form 8-K filed on October 18, 1999).

(e) ILTS's Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294).

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

(31)  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)  Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report.

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

Dated: July 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	July 14, 2008
Theodore A. Johnson

/s/ Martin J. O’Meara, Jr.	Director	July 14, 2008
Martin J. O’Meara, Jr.

/s/ Chan Kien Sing	Director	July 14, 2008
Chan Kien Sing

/s/ Alain K. Lee	Director	July 14, 2008
Alain K. Lee

/s/ Ooi Lee Meng	Director	July 14, 2008
Ooi Lee Meng