Form 10KSB/A
period 2008-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2008-08-05
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1
TO
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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of August 4, 2008 was approximately $2,007,548.

Number of common shares outstanding at August 4, 2008 was 12,962,999.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format  Yes ☐   No ☒

PART III

The terms “ILTS,” “the Company,” “we,” “our,” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiaries, unless otherwise specified.

Pursuant to General Instruction E(3) of Form 10-KSB, the information required in Part III, which is not contained in the Company’s Form 10-KSB filed on July 14, 2008, is herein provided in this Amendment No. 1 as follows:

ITEM 9 AND ITEM 11	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Board presently consists of the following six directors:  Theodore A. Johnson, Chan Kien Sing, Martin J. O’Meara, Jr., Alain K. Lee, Ooi Lee Meng and Rayvin Yeong Sheik Tan. There is one vacant board seat.  The current directors will serve until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 31, 2008 by:

(i)	each director of the Company;
(ii)	each executive officer;
(iii)	the executive officers and directors of the Company as a group; and
(iv)	each person or entity who is a beneficial owner of more than 5% of the Company’s outstanding common shares.

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

Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Shares of Common Stock
	Number			Percent of Class
Common Stock	Theodore A. Johnson, 68, has been Chairman of the Board since 1994. He served as Director from 1979 to 1993. He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital company since 1992. Mr. Johnson also holds directorships in other private corporations, including a venture capital company.	18,606		*
	Chan Kien Sing, 52, has been Director since 1993. He also serves as Executive Director of Berjaya Group Berhad, a Malaysian holding company since July 1993. He is also an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”) and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.	-	(b)
Common Stock	Martin J. O’Meara, Jr., 79, has been Director since 1979. He has been serving as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.	111,442		*
	Alain K. Lee, 52, has been Director since 1999. Presently, Mr. Lee serves as consultant. He served as Executive Vice President and Director of Roadhouse Grill, Inc. from 1998 to 2007.	-	(b)
	Ooi Lee Meng, 47, has been Director since January 2006. He has been serving as Executive Director of Ascot Sports Sdn Bhd and Senior General Manager (Business Development) of Sports Toto Malaysia Sdn Bhd, a related company of ILTS since October 2005. He holds directorships in several other subsidiaries in the Berjaya group of companies. Previously, Mr. Ooi served as Executive Vice President of ILTS from September 2002 to April 2005.	-	(b)

Mr. Rayvin Yeong Sheik Tan, 29, was appointed as Director on July 15, 2008.  He serves as an Executive Director of the Board of Berjaya Corporation Berhad, a diversified business entity based in Kuala Lumpur, Malaysia, since September 2005.  Mr. Tan joined the Berjaya Group of Companies in May 2001 as Senior Manager (Corporate Affairs) of Kota Raya Development Sdn Bhd and Noble Circle Management Sdn Bhd.  Presently, he is also a Director of Berjaya Lottery Management (HK) Limited and an Executive Director of Berjaya Sports Toto Berhad.  In addition, Mr. Tan holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.

		-	(b)
Common Stock	Jeffrey M. Johnson, 47, was appointed President effective January 2007. Prior to that, he served as Director of Technical Operations and held various other positions in the Technical Operations capacity at ILTS for over 20 years.	22,316	(a)	*
	T. Linh Nguyen, 39, was appointed Chief Financial Officer since January 2007 and Corporate Secretary since July 2006. She served as Director of Finance and held various finance and accounting positions at ILTS since November 1999.	-

	All directors and executive officers as a group (8 persons)	152,364	(a)	1.18%

	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(b)	71.32%

(a)	Includes 20,666 common shares issuable upon exercise of outstanding stock options. All outstanding options are immediately exercisable by Mr. Jeffrey M. Johnson.

(b)	Employees of affiliates of BLM. All four individuals disclaim beneficial ownership of such shares.

BLM’s correspondence address is:
Level 12 (East Wing)
Berjaya Times Square
No.1, Jalan Imbi
55100 Kuala Lumpur, Malaysia.

*Less than one percent of the outstanding common shares.

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

During the fiscal year ended April 30, 2008, the following individuals filed late reports on Form 3 for the respective prior fiscal years:

Name and Office	Fiscal Year in Which Form 3 Filings Were Applicable to

Ooi Lee Meng	April 30, 2006
Director
Jeffrey M. Johnson	April 30, 2007
President

T. Linh Nguyen	April 30, 2007
Chief Financial Officer
and Corporate Secretary

Securities Authorized for Issuance Under Equity Compensation Plans

See item 5 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2008.

ITEM 10	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended April 30, 2008, April 30, 2007 and April 30, 2006, the compensation earned by the Chief Executive Officer and the only executive officer of the Company earning in excess of $100,000 during such years (the “Named Executive Officers”).

Summary Compensation Table

						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock Awards	Option Awards	Plan	Compensation	All Other
Name And		Salary	Bonus			Compensation	Earnings	Compensation		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)

Jeffrey M. Johnson	2008	$130,000	$-	$-	$-	$-	$-	$8,405	(1)	$138,405
President	2007	118,332	12,000	-	-	-	-	2,800	(1)	133,132
	2006	100,405	-	-	-	-	-	-		100,405

T. Linh Nguyen	2008	$110,000	$-	$-	$-	$-	$-	$-		$110,000
Chief Financial Officer	2007	96,665	10,000	-	-	-	-	-		106,665
and Corporate Secretary	2006	81,667	-	-	-	-	-	-		81,667

_____________________________
There have been no Company matching contributions to the employee 401(k) plan or other Long Term Compensation Awards since 1998.

There have been no stock options or stock appreciation rights granted to executive officers since 1999.

(1) Other compensations of $8,405 and $2,800 represent car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.

Options Exercise During Fiscal Year Ended April 30, 2008

Option Awards

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable

	(#)	($)	(#)	(#)
Jeffrey M. Johnson	-	-	-	-
T. Linh Nguyen	-	-	-	-

Outstanding Equity Awards as of April 30, 2008

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested

	(#)	(#)	(#)	($)		(#)	($)	(#)		($)
Jeffrey M. Johnson	20,666	-	-	$1.00	10/22/2009	-	-		-	-
T. Linh Nguyen	-	-	-	-	n/a	-	-		-	-

The Company does not have any employment agreements or change in control arrangements with its executive officers.

Compensation of Directors

The following table summarizes the compensation earned by directors for the year ended April 30, 2008.

Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)

Theodore A. Johnson	$7,000	$—	$—	$—	$—	$—
Chan Kien Sing	$—	$—	$—	$—	$—	$—
Martin J. O'Meara, Jr.	$6,000	$—	$—	$—	$—	$—
Alain K. Lee	$—	$—	$—	$—	$—	$—
Ooi Lee Meng	$—	$—	$—	$—	$—	$—
Rayvin Yeong Sheik Tan	$—	$—	$—	$—	$—	$—

During the fiscal year ended April 30, 2008, each Director who is not an employee of the Company or its Parent company, BLM, received an annual retainer fee of $4,000 and a fee of $500 for each Board meeting attended.  In addition, each committee’s Chairman, who is not an employee of the Company or its Parent company, BLM, received an annual retainer of $1,000 for services as Chairman of such committee.  All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Footnote 5 to the Company’s Financial Statements contained in Item 7 of the Company’s Form 10-KSB for the fiscal year ended April 30, 2008.

ITEM 13	EXHIBITS
A.	Exhibits

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

(14) Code Of Ethics for Officers and Senior Financial Staff (incorporated by reference to Form10-KSB for the year ended April 30, 2004, File No. 0-10294)

(21) Subsidiaries of the Registrant. *

(23.1) Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm. *

(31)  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)  Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as exhibit to International Lottery & Totalizator Systems, Inc.’s Annual Report on Form 10-KSB for the year ended April 30, 2008, filed July 14, 2008.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant.  J.H. Cohn LLP was the principal accountant for the years ended April 30, 2008 and 2007.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2008	April 30, 2007

Audit Fees	$123,000	$125,000
Audit Related Fees (a)	14,000	10,000
Tax Fees (b)	18,000	9,000
All Other fees	-	-
	$155,000	$144,000

(a) Fees in the amount of $14,000 and $10,000 in fiscal 2008 and 2007, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.

(b) Fees in the amount of $18,000 and $9,000 in fiscal 2008 and 2007, respectively, related to professional services rendered for tax compliance.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.  The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls.  During fiscal 2008 and 2007, all services were pre-approved by the Audit Committee.  The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2008 By:	International Lottery & Totalizator Systems, Inc. /s/ Jeffrey M. Johnson Jeffrey M. Johnson President /s/ T. Linh Nguyen T. Linh Nguyen Chief Financial Officer and Corporate Secretary
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	August 5, 2008
Theodore A. Johnson

/s/ Martin J. O’Meara, Jr.	Director	August 5, 2008
Martin J. O’Meara, Jr.

/s/ Chan Kien Sing	Director	August 5, 2008
Chan Kien Sing

/s/ Alain K. Lee	Director	August 5, 2008
Alain K. Lee

/s/ Ooi Lee Meng	Director	August 5, 2008
Ooi Lee Meng
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	August 5, 2008