Form 10-Q
period 2008-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2008-09-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

(760) 598-1655
(Registrant’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 12, 2008
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	July 31, 2008	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,364	$5,049
Short-term investments, available for sale	379	569
Accounts receivable, net	182	565
Costs and estimated earnings in excess of billings on uncompleted contracts	252	57
Inventories, net	1,407	1,246
Other current assets	237	262
Total current assets	7,821	7,748
Equipment, furniture and fixtures, net	399	324
Capitalized computer software development costs, net	27	36
Intangible assets – patent, net	22	23
Other noncurrent assets	49	49
Total assets	$8,318	$8,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$472	$285
Billings in excess of costs and estimated earnings on uncompleted contracts	433	40
Accrued payroll and related taxes	334	377
Warranty reserves	397	425
Payable to Parent	249	249
Other current liabilities	77	69
Deferred revenues	221	218
Total current liabilities	2,183	1,663
Long-term liabilities	11	20
Total liabilities	2,194	1,683
Commitments
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(50,246)	(49,873)
Total shareholders' equity	6,124	6,497
Total liabilities and shareholders' equity	$8,318	$8,180

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2008	2007
Revenues:
Sales of products	$1,386	$1,385
Services	101	45
	1,487	1,430
Cost of sales:
Cost of product sales	854	957
Cost of services	28	21
	882	978
Gross profit	605	452

Research and development expenses	559	92
Selling, general and administrative expenses	449	488
Loss from operations	(403)	(128)

Other income:
Interest and dividend income	30	68
Net loss	$(373)	$(60)

Net loss per share:
Basic and diluted	$(0.03)	$(0.00)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(373)	$(60)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	56	83
Warranty reserve expense (adjustments)	(22)	17
Changes in operating assets and liabilities:
Accounts receivable	383	(495)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(195)	74
Inventories	(161)	(107)
Other current assets	25	(43)
Accounts payable	187	347
Income taxes payable	-	(89)
Billings in excess of costs and estimated earnings on uncompleted
contracts	393	(3)
Accrued payroll and related taxes	(43)	(31)
Warranty reserves	(6)	(84)
Payable to Parent	-	1
Other liabilities	(1)	(10)
Deferred revenues	3	(68)
Net cash provided by (used in) operating activities	246	(468)

Cash flows from investing activities:
Purchases of short-term investments	-	(2,538)
Sales of short-term investments	190	5,347
Additions to equipment, furniture and fixtures	(121)	(10)
Net cash provided by investing activities	69	2,799

Net increase in cash and cash equivalents	315	2,331
Cash and cash equivalents at beginning of period	5,049	215
Cash and cash equivalents at end of period	$5,364	$2,546

Supplemental cash flow information:
Cash paid for income taxes	$-	$101

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

In recent years, the Company has devoted significant resources to developing a certified end-to-end optical scan voting system consisting of the Inkavote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability in a single compact unit.  These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet all of the Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements at a much lower cost than direct-recording electronic or touch screen systems.  In addition, the Company’s voting system offers the following features:

·	High level of security and vote encryption ensure integrity and voter privacy;
·	Electronic and paper audit trails that offer added security and redundancy for recounts;
·	Minimal training for poll workers to set-up and operate;
·	Minimal voter re-education; and
·	Capability to tally results in real time.

In consideration of net revenue, as defined, ILTS, in accordance with the terms of a strategic arrangement, granted Election Systems & Software, Inc. (“ES&S”) an exclusive worldwide license to manufacture, sell and sublicense ILTS’s intellectual property relating to the PBC and PBC software to ES&S’s end customers.  ES&S has agreed to act as ILTS’s exclusive distributor, reseller, on-going service provider and manufacturer of the PBC and PBC software.  The Company has recognized licensing revenue, manufacturing and product servicing and support revenues totaling approximately $5.3 million through July 31, 2008, of which approximately $20,000 was recognized during the first quarter of fiscal 2009, and approximately $5.3 million was recognized in prior fiscal years.

Berjaya Lottery Management (H.K.) Ltd. (“BLM” or the “Parent”) owns 71.3% of the outstanding voting stock of ILTS.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows have been included.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008 filed with the SEC on July 14, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  Actual results could differ from those estimates.  Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Deferred Revenues

Deferred revenues of approximately $221,000 as of July 31, 2008 represent prepayments for software products which were related to the use of the PBC voting system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the three months ended July 31, 2008 is as follows:

(Amounts in thousands)
Balance at May 1, 2008	$425
Warranty reserve expense adjustments	(22)
Charges incurred	(6)
Balance at July 31, 2008	$397

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

The Company’s segment information is presented below:
	As of and for the Three Months Ended
	July 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$1,467	$20	$1,487
Income (loss) from operations	221	(624)	(403)
Depreciation and amortization	33	23	56
Cost and estimated earnings in excess of billings on uncompleted contracts	194	58	252
Equipment, furniture and fixtures, net	343	56	399
Capitalized computer software development costs, net	-	27	27
Intangible assets – patent, net	-	22	22
Warranty reserves	42	355	397
Deferred revenues	9	212	221

	As of and for the Three Months Ended
	July 31, 2007
	Gaming Business	Voting Business	Totals
Total revenues	$1,300	$130	$1,430
Income (loss) from operations	183	(311)	(128)
Depreciation and amortization	36	47	83
Equipment, furniture and fixtures, net	325	71	396
Capitalized computer software development costs, net	-	265	265
Intangible assets – patent, net	-	25	25
Deferred revenues	218	3,781	3,999

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:

	July 31,	April 30,
(Amounts in thousands)	2008	2008
Raw materials and subassemblies	$1,358	$1,042
Work-in-process	46	14
Finished goods	3	190
	$1,407	$1,246

Net Loss Per Share

Basic net loss per share is based on the weighted average number of shares outstanding during the period.

At July 31, 2008 and 2007, the effects of the assumed exercise of options to purchase 86,000 and 87,000 shares of the Company’s common stock, respectively, at the price of $1.00, were not included in the computation of diluted net loss per share amounts because they were anti-dilutive for that purpose because of the reported net loss.

 Stock Options

Descriptions of the stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008.  A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the three months ended July 31, 2008 are presented below:
(shares in thousands)
Stock Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at May 1, 2008	86	$1.00	1.48 years	-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	-	-
Options outstanding and exercisable at July 31, 2008	86	$1.00	1.23 years	-

All stock options previously granted to employees were fully vested as of July 31, 2008.  In addition, the Company did not grant any stock options or warrants to employees in the year ended April 30, 2008 and the three months ended July 31, 2008.  Therefore, there was no share-based compensation expense related to employee stock options recognized during the three months ended July 31, 2008.

MAJOR CUSTOMERS

	Three Months Ended July 31,

	2008	2007
Revenue:
From unrelated customers	Two customers accounted for 77% of total revenue	Two customers accounted for 40% of total revenue
From related customers	One customer accounted for 15% of total revenue	Two customers accounted for 47% of total revenue

Related Party Transactions

During the three months ended July 31, 2008 and 2007, revenues from all related party agreements for sales of products and services totaled approximately $305,000 (21% of total revenue) and $687,000 (48% of total revenue), respectively.   Included in accounts receivable at July 31, 2008 was $83,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2008 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2008.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·	There were no related party sales to BLM in the three months ended July 31, 2008 and 2007;
·	There were no accounts receivable balances from BLM at July 31, 2008; and
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $249,000 as of July 31, 2008.

Philippine Gaming Management Corporation

On September 18, 2007, the Company received an order from Philippine Gaming Management Corporation (“PGMC”), a related party, valued at approximately $2.1 million for lottery terminals.  The first two shipments of terminals were completed in the fourth quarter of fiscal 2008, and the remaining terminal shipments will be completed in the second quarter of fiscal 2009.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenue recognized on the sale of spare parts during the three months ended July 31, 2008 totaled approximately $220,000.  Revenue recognized on the performance of lottery system software development and sale of spare parts during the three months ended July 31, 2007 totaled approximately $429,000;

·	Net billings in excess of costs and estimated earnings relating to the abovementioned terminal order totaled $305,000 at July 31, 2008; and
·	Accounts receivable from spare part orders totaled $70,000 at July 31, 2008.

Sports Toto Malaysia

On December 11, 2007, the Company received an order valued at $347,000 for software development and services from Sports Toto Malaysia (“STM”), a related party.  The project is scheduled for completion in the third quarter of fiscal 2009.

In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.

The financial activities and balances related to transactions with STM were as follows:

·	Revenues of $71,000 and $239,000 were recognized on the sale of spare parts and software support services during the three months ended July 31, 2008 and 2007, respectively;
·	There was deferred revenue of $9,000 on software support services at July 31, 2008;
·	Net costs and estimated earnings in excess of billings on uncompleted contract with respect to the software development and services order totaled $128,000; and
·	Accounts receivable from software development order totaled $8,000 at July 31, 2008.

Natural Avenue

The Company provides Natural Avenue, a related party, with lottery terminals, software products and support services as well as spare parts.  The financial activities and balances related to transactions with Natural Avenue were as follows:

·	Revenues of $14,000 and $18,000 were recognized on the sale of support services and spare parts during the three months ended July 31, 2008 and 2007, respectively;
·	There were no billings in excess of costs and estimated earnings at July 31, 2008; and
·	Accounts receivable totaled $5,000 at July 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for using fair value to value financial assets and liabilities under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has adopted the provisions of SFAS 157 as of May 1, 2008.  We assessed the potential impact the adoption of SFAS 157, as it relates to financial assets and liabilities, would have on our condensed consolidated financial statements and concluded that there were no material effects on our consolidated financial position, results of operations and cash flows.

Litigation

The Company was not a party to any litigation proceedings as of September 12, 2008.

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

The forward-looking statements contained in this filing are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements.  These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter operating results and other risk factors described in our Annual Report on Form 10-KSB for the year ended April 30, 2008.

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

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended
(Amounts in thousands)	July 31,
Revenues	2008	2007	Change
Products:
Contracts	$941	$563	$378
Spares	445	822	(377)
Total Products	1,386	1,385	1
Services:
Software Support	81	45	36
Product Servicing and Support	20	-	20
Total Services	101	45	56
	$1,487	$1,430	$57

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

Contract revenue for the three months ended July 31, 2008 was $941,000, compared to $563,000 in the same period in 2007.  We attribute the increase in 2008 to a lottery system contract from an unrelated customer.

Spares revenue for the three months ended July 31, 2008 was $445,000, compared to $822,000 for the corresponding period in 2007.  The increased spares revenue in 2007 was due to a significant spare part order from an unrelated party. We derived spares revenue from various customers on the shipment of spares orders.  Customer demand for spare parts fluctuates from period to period.

Software support revenues totaled $81,000 and $45,000 for the three months ended July 31, 2008 and 2007, respectively.  The increase in 2008 is due to one additional software support order from a related customer.

Product servicing and support revenue of $20,000 in the period ended July 31, 2008 is related to the servicing of the PBCs voting units for ES&S in a one-time arrangement.

Related party revenue of approximately $305,000 accounted for 21% of total revenue in the three months ended July 31, 2008, compared to $687,000 or 48% of total revenue in the corresponding period in 2007.

Cost of Sales and Gross Profit Analysis

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2008		2007
Revenues:
Products	$1,386	93%	$1,385	97%
Services	101	7%	45	3%
Total revenues	$1,487	100%	$1,430	100%

Cost of sales:
Products	$854	57%	$957	67%
Services	28	2%	21	1%
Total costs of sales	$882	59%	$978	68%

Gross profit:
Products	$532	36%	$428	30%
Services	73	5%	24	2%
Total gross profit	$605	41%	$452	32%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit or loss margin varies from one contract to another, depending on the size of the contract and the competitive market conditions.  Accordingly, comparative results between quarters are not indicative of trends in gross profit or loss margin.

Overall gross profit margins were at 41% for the three months ended July 31, 2008, compared to 32% for the corresponding period in 2007.  The improvement in gross profit margins for 2008 is principally due to decreased production overhead costs resulting from higher utilization of production labor resources in research and development activities relating to the voting business.

Research and Development Expenses (“R&D”)

For the three months ended July 31, 2008, R&D expenses were $559,000, compared to $92,000 in the same period in 2007.  We attribute the significant increases to the development of new technology relating to voting.  We anticipate that R&D expenses will continue to increase in coming quarters as we focus on the development of new voting system products and enhancement of existing lottery technologies.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2008 were $449,000, compared to $488,000 in the same period in 2007.  The decrease of $39,000 in SG&A expenses is primarily related to certain personnel costs being absorbed by increased research and development activities, decreased sales and marketing related expenses, partially offset by increases in professional accounting and legal fees. We anticipate that SG&A expense will remain relatively constant for the remaining quarters of the fiscal 2009.

Other Income (Expense)

Other income and expense in the three months ended July 31, 2008 and 2007 consisted of interest and dividend income.  We derived interest and dividend income from short-term investments and cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at July 31, 2008 was $5.6 million.

Contract backlog at July 31, 2008 was approximately $3.2 million.  Of this amount, approximately $2.6 million will be derived from remaining shipments relating to a lottery terminal order, lottery system contract and software development project.  The remaining contract backlog amount of approximately $600,000 relates to executed voting contracts.

Additional sources of cash through July 31, 2009 are expected to be derived from spares and software support revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2009, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2009.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Three Months Ended
	July 31,	July 31,	Increase
	2008	2007	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$246	$(468)	$714
Investing activities	69	2,799	(2,730)
Net increase (decrease) in cash and cash equivalents	$315	$2,331	$(2,016)

Cash Flow Analysis

Net cash provided by operating activities was $246,000 for the three months ended July 31, 2008, compared to net cash used in operating activities of $468,000 for the same period in 2007.  The following factors contribute significantly to the period-to-period change in operating cash flow:

•	Net loss for the three months ended July 31, 2008 was $373,000, compared to $60,000 in 2007;
•	Increase of $187,000 in accounts payable in the three months ended July 31, 2008, compared to $347,000 in 2007;
•	Increase of $195,000 in costs and estimated earnings in excess of billings on uncompleted contracts in the three months ended July 31, 2008, compared to a decrease of $74,000 in 2007;
•	Decrease of $383,000 in accounts receivable in the three months ended July 31, 2008; compared to an increase of $495,000 in 2007;
•	Increase of $393,000 in billings in excess of costs and estimated earnings on uncompleted contracts in the three months ended July 31, 2008, compared to a decrease of $3,000 in 2007; and
•	There were no changes in income tax payable in the three months ended July 31, 2008; compared to a decrease of $89,000 in 2007.

Net cash provided by investing activities was $69,000 for the three months ended July 31, 2008, compared to $2.8 million in 2007.  Net cash provided by investing activities in the three months ended July 31, 2007 resulted from the sale of short-term investments in auction rate securities and redemption of matured certificates of deposits.  Capital expenditures amounted to $121,000 in the three months ended July 31, 2008, compared to $10,000 in 2007.  The significant increase is related to the purchase of lottery test equipment and tooling equipment.

There were no financing activities for the three months ended in July 31, 2008 or 2007.

Capital Resources

As of July 31, 2008, there were no unused credit facilities.

ITEM 4T.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: September 12, 2008		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President and Chief Executive Officer

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary