Form 10-Q
period 2008-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2008-12-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2008
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31, 2008	April 30, 2008
ASSETS	(Unaudited)	Note (a)
Current assets:
Cash and cash equivalents	$5,649	$5,049
Short-term investments, available for sale	380	569
Accounts receivable, net	655	565
Costs and estimated earnings in excess of billings on uncompleted contracts	-	57
Inventories, net	789	1,246
Other current assets	183	262
Total current assets	7,656	7,748
Equipment, furniture and fixtures, net	480	324
Capitalized computer software development costs, net	8	36
Intangible assets – patent, net	21	23
Other noncurrent assets	49	49
Total assets	$8,214	$8,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141	$285
Billings in excess of costs and estimated earnings on uncompleted contracts	180	40
Accrued payroll and related taxes	309	377
Warranty reserves	55	425
Payable to Parent	249	249
Other current liabilities	73	69
Deferred revenues	220	218
Total current liabilities	1,227	1,663
Long-term liabilities	3	20
Total liabilities	1,230	1,683
Commitments
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(49,386)	(49,873)
Total shareholders' equity	6,984	6,497
Total liabilities and shareholders' equity	$8,214	$8,180

See notes to condensed consolidated financial statements

Note (a): The amounts were derived from the audited financial statements for the fiscal year ended April 30, 2008.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Sales of products	$2,555	$1,206	$3,941	$2,592
Services	131	46	232	90
	2,686	1,252	4,173	2,682
Cost of sales:
Cost of product sales	848	802	1,702	1,766
Cost of services	34	5	62	19
	882	807	1,764	1,785
Gross profit	1,804	445	2,409	897

Research and development expenses	496	94	1,055	186
Selling, general and administrative expenses	474	447	923	935
Income (loss) from operations	834	(96)	431	(224)

Other income (expense):
Interest and dividend income	29	53	59	121
Other	(3)	5	(3)	5
Net income (loss)	$860	$(38)	$487	$(98)

Net income (loss) per share:
Basic and diluted	$0.07	$(0.00)	$0.04	$(0.01)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$487	$(98)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	119	166
Warranty reserve adjustments	(357)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(90)	(481)
Costs and estimated earnings in excess of billings on
uncompleted contracts	57	70
Inventories	457	(644)
Other current assets	79	(204)
Accounts payable	(144)	249
Income taxes payable	-	(89)
Billings in excess of costs and estimated earnings on uncompleted
contracts	140	819
Accrued payroll and related taxes	(68)	44
Warranty reserves	(13)	(150)
Payable to Parent	-	1
Other liabilities	(13)	(21)
Deferred revenues	2	(152)
Net cash provided by (used in) operating activities	656	(517)

Cash flows from investing activities:
Purchases of short-term investments	(285)	(2,691)
Sales of short-term investments	474	7,269
Additions to equipment, furniture and fixtures	(245)	(31)
Net cash provided by (used in) investing activities	(56)	4,547

Net increase in cash and cash equivalents	600	4,030
Cash and cash equivalents at beginning of period	5,049	215
Cash and cash equivalents at end of period	$5,649	$4,245

Supplemental cash flow information:
Cash paid for income taxes	$-	$127

See notes to condensed consolidated financial statements

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

Deferred Revenues

Deferred revenues of approximately $220,000 as of October 31, 2008 represent prepayments for software products which were related to the use of the PBC voting system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the six months ended October 31, 2008 is as follows:

(Amounts in thousands)
Balance at May 1, 2008	$425
Warranty reserve expense adjustments	(357)
Charges incurred	(13)
Balance at October 31, 2008	$55

The Company recorded a warranty reserve expense adjustment of $357,000 during the three months ended October 31, 2008 to reflect the expiration of its software warranty obligations with one customer. This adjustment reduced the cost of sales which effectively increased the gross profit margin.

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

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.  The voting segment designs, develops, manufactures and markets voting equipment including application software and related peripherals.  It also provides support services to voting jurisdictions.

The Company’s segment information is presented below:
	As of and for the Three Months Ended
	October 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$2,105	$581	$2,686
Income from operations	615	219	834
Depreciation and amortization	31	32	63
Equipment, furniture and fixtures, net	318	162	480
Capitalized computer software development costs, net	-	8	8
Intangible assets – patent, net	-	21	21
Warranty reserves	55	-	55
Deferred revenues	8	212	220

	As of and for the Three Months Ended
	October 31, 2007
	Gaming Business	Voting Business	Totals
Total revenues	$1,252	$-	$1,252
Income (loss) from operations	399	(495)	(96)
Depreciation and amortization	36	48	84
Equipment, furniture and fixtures, net	306	63	369
Capitalized computer software development costs, net	-	230	230
Intangible assets – patent, net	-	25	25
Warranty reserves	66	-	66
Deferred revenues	32	3,883	3,915

	As of and for the Six Months Ended
	October 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$3,572	$601	$4,173
Income (loss) from operations	836	(405)	431
Depreciation and amortization	64	55	119
Equipment, furniture and fixtures, net	318	162	480
Capitalized computer software development costs, net	-	8	8
Intangible assets – patent, net	-	21	21
Warranty reserves	55	-	55
Deferred revenues	8	212	220

	As of and for the Six Months Ended
	October 31, 2007
	Gaming Business	Voting Business	Totals
Total revenues	$2,552	$130	$2,682
Income (loss) from operations	582	(806)	(224)
Depreciation and amortization	72	94	166
Equipment, furniture and fixtures, net	306	63	369
Capitalized computer software development costs, net	-	230	230
Intangible assets – patent, net	-	25	25
Warranty reserves	66	-	66
Deferred revenues	32	3,883	3,915

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:

	October 31,	April 30,
(Amounts in thousands)	2008	2008
Raw materials and subassemblies	$784	$1,042
Work-in-process	2	14
Finished goods	3	190
	$789	$1,246
Net Income Per Share

Basic net income per share is based on the weighted average number of shares outstanding during the period.

At October 31, 2008 and 2007, the effects of the assumed exercise of options to purchase 86,000 shares of the Company’s common stock, at the price of $1.00, were not included in the computation of diluted net income per share amounts because they were anti-dilutive for that purpose.

Stock Options

Descriptions of the stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008.  A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the six months ended October 31, 2008 are presented below:
(shares in thousands)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at May 1, 2008	86	$1.00	1.48 years	-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	-	-
Options outstanding and exercisable at October 31, 2008	86	$1.00	0.98 year	-

All stock options previously granted to employees were fully vested as of October 31, 2008.  In addition, the Company did not grant any stock options or warrants to employees in the year ended April 30, 2008 and the six months ended October 31, 2008.  Therefore, there was no share-based compensation expense related to employee stock options recognized during the three and six months ended October 31, 2008.

MAJOR CUSTOMERS

	Three Months Ended October 31,		Six Months Ended October 31,

	2008	2007	2008	2007
Revenue:
From unrelated customers	Two customers accounted for 41% of total revenue	Three customers accounted for 60% of total revenue	Two customers accounted for 49% of total revenue	Three customers accounted for 50% of total revenue
From related customers	One customer accounted for 52% of total revenue	One customer accounted for 30% of total revenue	One customer accounted for 39% of total revenue	Two customers accounted for 43% of total revenue

Related Party Transactions

During the three months ended October 31, 2008 and 2007, revenues from all related party agreements for sales of products and services totaled approximately $1.5 million (56% of total revenue) and $495,000 (40% of total revenue), respectively.  Related party revenues for the six months ended October 31, 2008 and 2007 were approximately $1.8 million (43% of total revenue) and $1.2 million (45% of total revenue), respectively.  Included in accounts receivable at October 31, 2008 was $64,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2008 and 2007 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2008.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·	There were no related party sales to BLM in the three and six months ended October 31, 2008 and 2007;
·	There were no accounts receivable balances from BLM at October 31, 2008; and
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $249,000 as of October 31, 2008.

Philippine Gaming Management Corporation

On September 18, 2007, the Company received an order from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, valued at approximately $2.1 million for lottery terminals.  Final shipments of terminals were completed in the second quarter of fiscal 2009.

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

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenues recognized on the shipment of the lottery terminals for the abovementioned lottery terminal contract and sale of spare parts during the three and six months ended October 31, 2008 totaled approximately $1.4 million and $1.6 million, respectively. Revenues recognized on the sale of spare parts and completion of contract deliverables for the abovementioned lottery system contract during the three and six months ended October 31, 2007 totaled approximately $377,000 and $806,000, respectively; and

·	Accounts receivable from spare part orders totaled $53,000 at October 31, 2008.

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

The financial activities and balances related to transactions with STM were as follows:

·
Revenues of $96,000 and $166,000 were recognized on the sale of software support services and spare parts during the three and six months ended October 31, 2008, respectively. Revenues of $104,000 and $343,000 were recognized on the sale of spare parts and support services during the three and six months ended October 31, 2007, respectively;

·	There was deferred revenue of $8,000 on software support services at October 31, 2008; and
·	Net billings in excess of costs and estimated earnings on uncompleted contract with respect to the software development and services order totaled $174,000.

On November 11, 2008, the Company received an order from STM valued at approximately $800,000 for lottery terminals. Delivery of the terminals is scheduled to begin in the fourth quarter of fiscal 2009.

Natural Avenue

The Company provides Natural Avenue, a related party, with lottery terminals, software products and support services as well as spare parts.  The financial activities and balances related to transactions with Natural Avenue were as follows:

·
Revenues of $15,000 and $30,000 were recognized on the sale of support services during the three and six months ended October 31, 2008, respectively.  Revenues of $14,000 and $32,000 were recognized on the sale of support services and spare parts during the three and six months ended October 31, 2007, respectively; and

·	Accounts receivable totaled $11,000 at October 31, 2008.

Subsequent Events

Effective November 1, 2008, the Company entered into an agreement with Election Systems & Software, Inc. (“ES&S”) to provide certain tier two technical and software maintenance support services to ES&S in connection with the existing PBCs presently installed.  The November 1, 2008 Agreement supersedes the Prior Agreement and shall continue until November 1, 2009 with the option of annual renewal upon the mutual written agreement of ILTS and ES&S.

Litigation

The Company was not a party to any litigation proceedings as of December 12, 2008.

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

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2008	2007	Change	2008	2007	Change
Products:
Contracts	$1,796	$265	$1,531	$2,737	$829	$1,908
Licensing	479	-	479	479	-	479
Spares	280	941	(661)	725	1,763	(1,038)
Total Products	2,555	1,206	1,349	3,941	2,592	1,349
Services:
Software Support	85	46	39	166	90	76
Product Servicing and Support	46	-	46	66	-	66
Total Services	131	46	85	232	90	142
	$2,686	$1,252	$1,434	$4,173	$2,682	$1,491

Significant fluctuations in period-to-period contract revenue are expected in the gaming and voting industries since individual contracts are generally considerable in value, and the timing of contracts does not occur in a predictable trend. Contracts from the same customer generally do not recur in the short-term.  Accordingly, comparative results between quarters are not indicative of trends in contract revenue.

Contract revenue for the three months ended October 31, 2008 was $1.8 million, compared to $265,000 in the same period in 2007.  For the six months ended October 31, 2008, contract revenue was $2.7 million, compared to $829,000 for the corresponding period in 2007.  The significant increase in contract revenue in 2008 was principally due to the completion of a lottery system contract with an unrelated customer and the shipment of lottery terminals to a related customer.

Licensing revenue of $479,000 for the three months and six months ended October 31, 2008 was related to the Prior Agreement between ILTS and ES&S whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed.  There was no licensing revenue generated for the same periods in 2007.

Spares revenue for the three months ended October 31, 2008 was $280,000, compared to $941,000 for the corresponding period in 2007.  For the six months ended October 31, 2008, spares revenue was $725,000, compared to $1.8 million for the same period in 2007.  Higher spares revenue in 2007 was due to a significant one-time spares order from an unrelated customer. We derived spares revenue from various customers on the shipment of spares orders.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended October 31, 2008 was $85,000, compared to $46,000 for the corresponding period in 2007. For the six months ended October 31, 2008, software support revenue was $166,000, compared to $90,000 for the same period in 2007. The increase in software support revenue in 2008 is due to one additional software support agreement from a related customer.

Product servicing and support revenues for the three and six months ended October 31, 2008 of $46,000 and $66,000, respectively, were generated from the servicing of the PBCs voting units for ES&S in a one-time arrangement and providing periodic election support to ES&S’ end customers.  There was no product servicing and support revenue generated for the same periods in 2007.

Related party revenue of approximately $1.5 million accounted for 56% of total revenue in the three months ended October 31, 2008, compared to $495,000 or 40% of total revenue in the corresponding period in 2007.  For the six months ended October 31, 2008, related party revenue of approximately $1.8 million accounted for 43% of total revenue, compared to $1.2 million or 45% of total revenue in the corresponding period in 2007.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
(Amounts in thousands)	2008		2007		2008		2007
Revenues:
Products	$2,555	95%	$1,206	96%	$3,941	94%	$2,592	97%
Services	131	5%	46	4%	232	6%	90	3%
Total revenues	$2,686	100%	$1,252	100%	$4,173	100%	$2,682	100%

Cost of sales:
Products	$848	32%	$802	64%	$1,702	40%	$1,766	66%
Services	34	1%	5	0%	62	2%	19	1%
Total costs of sales	$882	33%	$807	64%	$1,764	42%	$1,785	67%

Gross profit:
Products	$1,707	63%	$404	32%	$2,239	54%	$826	31%
Services	97	4%	41	4%	170	4%	71	2%
Total gross profit	$1,804	67%	$445	36%	$2,409	58%	$897	33%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit or loss margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters are not indicative of trends in gross profit or loss margin. Overall gross profit margins were at 67% for the three months ended October 31, 2008, compared to 36% for the corresponding period in 2007.  For the six months ended October 31, 2008, overall gross profit margins were at 58%, compared to 33% in the same period in 2007.   This improvement is attributable to the completion of two lottery contracts and the allocation of production labor resources to extensive research and development projects.  Licensing revenue associated with the voting segment also contributed to the improved gross profit margins in 2008.   In addition, we recorded warranty reserve expense adjustment of $357,000 during the three months ended October 31, 2008 to reflect the expiration of our software warranty obligations with one customer.  This adjustment reduced the cost of sales which effectively increased the gross profit margin.

Research and Development Expenses (“R&D”)

For the three months ended October 31, 2008, R&D expenses were $496,000, compared to $94,000 in the same period in 2007.  For the six months ended October 31, 2008, R&D expenses were $1.1 million, compared to $186,000 in the same period in 2007.  We attribute the significant increases to the development of new voting products.  We anticipate that R&D expenses will continue to increase in coming quarters as we maintain the development of new voting system products and enhancement of existing lottery technologies.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2008 were $474,000, compared to $447,000 in the same period in 2007.   The rise in SG&A expenses, partially offset by reduced professional accounting related fees, is primarily due to increased spending in sales and marketing activities.  For the six months ended October 31, 2008, SG&A expenses were $923,000, compared to $935,000 in the same period in 2007.  The reduction in SG&A expenses, partially offset by increased spending in sales and marketing activities, is attributable to reduced personnel costs and professional accounting related fees related to the then recently issued accounting requirements.  We anticipate that SG&A expense will remain relatively constant for the remaining quarters of the fiscal 2009.

Other Income (Expense)

Other income in the six months ended October 31, 2008 and 2007 consisted of interest and dividend income.  We derived interest and dividend income from short-term investments and cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at October 31, 2008 was $6.4 million.

Contract backlog at October 31, 2008 was approximately $1.4 million.  Of this amount, approximately $1.2 million will be derived from the shipment of lottery terminals to a related customer and the completion of a software development project.  The remaining contract backlog amount of approximately $200,000 relates to executed voting contracts.

Additional sources of cash through October 31, 2009 are expected to be derived from spares and software support revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2009, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2009.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Six Months Ended
	October 31,	October 31,	Increase
	2008	2007	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$656	$(517)	$1,173
Investing activities	(56)	4,547	(4,603)
Net increase (decrease) in cash and cash equivalents	$600	$4,030	$(3,430)

Cash Flow Analysis - Six-Month Periods Ended October 31, 2008 and 2007:

Operating Activities

Net cash provided by operating activities was $656,000 for the six months ended October 31, 2008, compared to net cash used in operating activities of $517,000 for the same period in 2007.  The following factors contribute significantly to the period-to-period change in operating cash flow:
•	We generated a net income of $487,000 for the six months ended October 31, 2008, compared to a net loss of $98,000 for the same period in 2007;
•	Decrease of $457,000 in inventory in the six months ended October 31, 2008, compared to an increase of $644,000 in 2007;
•	Increase of $90,000 in accounts receivable in the six months ended October 31, 2008, compared to an increase of $481,000 in 2007;
•	Decrease of $79,000 in other current assets in the six months ended October 31, 2008, compared to an increase of $204,000 in 2007; and
•	Increase of $2,000 in deferred revenues in the six months ended October 31, 2008, compared to a decrease of $152,000 in 2007.

The abovementioned factors were partially offset by the negative effects of the following items:
•	Increase of $140,000 in billings in excess of costs and estimated earnings on uncompleted contracts in the six months ended October 31, 2008, compared to an increase of $819,000 in 2007; and
•	Decrease of $144,000 in accounts payable in the six months ended October 31, 2008, compared to an increase of $249,000 in 2007.

Investing and Financing Activities

Net cash used in investing activities was $56,000 for the six months ended October 31, 2008, compared to net cash provided by investing activities of $4.5 million in 2007.  Net cash provided by investing activities in the six months ended October 31, 2007 resulted from the sale of short-term investments in auction rate securities and redemption of matured certificates of deposits.  Capital expenditures amounted to $245,000 in the six months ended October 31, 2008, compared to $31,000 in 2007.  The significant increase is attributable to the purchase of tooling equipment and lottery test equipment.

There were no financing activities for the six months ended in October 31, 2008 or 2007.

Capital Resources

As of October 31, 2008, there were no unused credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: December 12, 2008		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President and Chief Executive Officer

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary