Form 10KSB/A
period 2008-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2009-03-10
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format  Yes ☐   No ☒

TABLE OF CONTENTS PART II
Page
ITEM 8A.	CONTROLS AND PROCEDURES	4

SIGNATURES EXHIBIT 31 EXHIBIT 32

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A amends the Company’s Annual Report on Form 10-KSB (the “Original Annual Report”) for the fiscal year ended April 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2008, to include management’s report on internal controls over financial reporting.  This Amendment also revises management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2008 in item 8A. Controls and Procedures.  Management has concluded that, as of April 30, 2008, our disclosure controls and procedures were ineffective because we inadvertently failed to include in our Original Annual Report management’s report on our internal control over financial reporting as required by Item 308T(a) of Regulation S-K.

We are also re-filing Exhibit 31, Section 302 Certification, as required by Rule 12b-15 of the Securities Exchange Act of 1934.  As permitted by, and in accordance with Staff guidance, paragraph 3 of the certification has been removed because the Company is not including financial statements in this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report.  This Amendment No. 2 does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events.  Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e)) as of April 30, 2008.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of April 30, 2008 because we inadvertently failed to include in our Form 10-KSB management’s report on our internal control over financial reporting.  We are presently reviewing our disclosure controls and procedures to correct the deficiency that lead to this inadvertent omission and expect to implement remediation steps to ensure that the information required to be disclosed in our future reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Our internal controls over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our business are being made only in accordance with authorizations of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the involvement of our Chief Executive Officer, Chief Financial Officer, and our Director of Corporate Affairs, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2008.  Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We continue to document procedures and enhance controls in our comprehensive effort to comply with the Sarbanes-Oxley Act of 2002.  Under the latest extension, non-accelerated filers have to comply with the Section 404 (a) requirement of the Act for the first fiscal year ending on or after December 15, 2007.  As a non-accelerated filer with a fiscal year end of April 30, we must provide the management’s report on internal control over financial reporting for the fiscal year ended April 30, 2008.  In addition, as required by Section 404 (b) of the Act, as amended, the auditor’s attestation report on internal control over financial reporting will be required for the fiscal year ending April 30, 2010.

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

March 10, 2009 By:	International Lottery & Totalizator Systems, Inc. /s/ Jeffrey M. Johnson Jeffrey M. Johnson President /s/ T. Linh Nguyen T. Linh Nguyen Chief Financial Officer and Corporate Secretary
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore A. Johnson	Chairman of the Board	March 10, 2009
Theodore A. Johnson

/s/ Martin J. O’Meara, Jr.	Director	March 10, 2009
Martin J. O’Meara, Jr.

/s/ Chan Kien Sing	Director	March 10, 2009
Chan Kien Sing

/s/Alain K. Lee	Director	March 10, 2009
Alain K. Lee

/s/ Ooi Lee Meng	Director	March 10, 2009
Ooi Lee Meng
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	March 10, 2009