Form 10-Q
period 2009-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2009-03-16
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2009
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2009	April 30, 2008
ASSETS	(Unaudited)	Note (a)
Current assets:
Cash and cash equivalents	$5,297	$5,049
Certificates of deposit	385	569
Accounts receivable, net of allowance for doubtful accounts of $75	245	565
Costs and estimated earnings in excess of billings on uncompleted contracts	1	57
Inventories	1,149	1,246
Other current assets	267	262
Total current assets	7,344	7,748

Equipment, furniture and fixtures, net	445	324
Capitalized computer software development costs, net	4	36
Intangible assets – patent, net	20	23
Other noncurrent assets	49	49
Total assets	$7,862	$8,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$401	$285
Billings in excess of costs and estimated earnings on uncompleted contracts	197	40
Accrued payroll and related taxes	375	377
Warranty reserves	26	425
Payable to Parent	250	249
Other current liabilities	68	69
Deferred revenues	247	218
Total current liabilities	1,564	1,663
Long-term liabilities	-	20
Total liabilities	1,564	1,683
Commitments
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(50,072)	(49,873)
Total shareholders' equity	6,298	6,497
Total liabilities and shareholders' equity	$7,862	$8,180

See notes to condensed consolidated financial statements

Note (a): The amounts were derived from the audited financial statements for the fiscal year ended April 30, 2008.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues:
Sales of products	$778	$3,473	$4,719	$6,065
Services	184	213	416	303
	962	3,686	5,135	6,368
Cost of sales:
Cost of product sales	777	2,232	2,479	3,998
Cost of services	18	114	80	133
	795	2,346	2,559	4,131
Gross profit	167	1,340	2,576	2,237

Research and development expenses	527	83	1,582	269
Selling, general and administrative expenses	339	651	1,262	1,586
Income (loss) from operations	(699)	606	(268)	382

Other income (expense):
Interest and dividend income	17	42	76	163
Other	(4)	-	(7)	5
Income (loss) before provision for income taxes	(686)	648	(199)	550
Provision for income taxes	-	29	-	29
Net income (loss)	$(686)	$619	$(199)	$521

Net income (loss) per share:
Basic and diluted	$(0.05)	$0.05	$(0.01)	$0.04
Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(199)	$521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	162	250
Bad debt expense	-	130
Warranty reserve expense (adjustments)	(382)	33
Gain on sale of equipment	(71)	-
Changes in operating assets and liabilities:
Accounts receivable	320	(718)
Costs and estimated earnings in excess of billings on
uncompleted contracts	56	(174)
Inventories	97	(299)
Other current assets	(5)	(312)
Accounts payable	116	309
Income taxes payable	-	(89)
Billings in excess of costs and estimated earnings on uncompleted
contracts	157	396
Accrued payroll and related taxes	(2)	(7)
Warranty reserves	(17)	(154)
Payable to Parent	1	1
Other liabilities	(21)	(27)
Deferred revenues	29	904
Net cash provided by operating activities	241	764

Cash flows from investing activities:
Purchases of certificates of deposit and short-term investments	(385)	(2,691)
Proceeds from redemption of certificates of deposit and sale of short-term investments	569	7,366
Additions to equipment, furniture and fixtures	(248)	(34)
Proceeds from sale of equipment	71	-
Net cash provided by investing activities	7	4,641

Net increase in cash and cash equivalents	248	5,405
Cash and cash equivalents at beginning of period	5,049	215
Cash and cash equivalents at end of period	$5,297	$5,620

Supplemental cash flow information:
Cash paid for income taxes	$-	$169

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED JANUARY 31, 2009

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year or future periods.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008 filed with the SEC on July 14, 2008, as amended by our Form 10-KSB/A filed with the SEC on August 5, 2008 and Form 10-KSB/A filed with the SEC on March 10, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  Actual results could differ from those estimates.  Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Deferred Revenues

Deferred revenues of approximately $247,000 as of January 31, 2009 represent prepayments for software products which were related to the use of the PBC voting system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the nine months ended January 31, 2009 is as follows:

(Amounts in thousands)
Balance at May 1, 2008	$425
Warranty reserve expense adjustments	(382)
Charges incurred	(17)
Balance at January 31, 2009	$26

The Company recorded a warranty reserve expense adjustment of $357,000 during the three months ended October 31, 2008 to reflect the expiration of its software warranty obligations with one customer.  In addition, adjustments totaling $25,000 were recorded during the three months ended January 31, 2009 to reflect the actual warranty expense incurred on various lottery terminal and system contracts upon expiration of warranty. These adjustments reduced the cost of sales which effectively increased the gross profit margin.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires companies to report certain information about operating segments in their condensed financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

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

The Company’s segment information is presented below:
	As of and for the Three Months Ended
	January 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$862	$100	$962
Loss from operations	(188)	(511)	(699)
Depreciation and amortization	36	7	43
Equipment, furniture and fixtures, net	285	160	445
Capitalized computer software development costs, net	-	4	4
Intangible assets – patent, net	-	20	20
Deferred revenues	8	239	247

	As of and for the Three Months Ended
	January 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$3,519	$167	$3,686
Income (loss) from operations	982	(376)	606
Depreciation and amortization	35	48	83
Equipment, furniture and fixtures, net	274	50	324
Capitalized computer software development costs, net	-	196	196
Intangible assets – patent, net	-	24	24
Deferred revenues	-	4,971	4,971

	As of and for the Nine Months Ended
	January 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$4,434	$701	$5,135
Income (loss) from operations	648	(916)	(268)
Depreciation and amortization	100	62	162
Equipment, furniture and fixtures, net	285	160	445
Capitalized computer software development costs, net	-	4	4
Intangible assets – patent, net	-	20	20
Deferred revenues	8	239	247

	As of and for the Nine Months Ended
	January 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$6,071	$297	$6,368
Income (loss) from operations	1,564	(1,182)	382
Depreciation and amortization	107	143	250
Equipment, furniture and fixtures, net	274	50	324
Capitalized computer software development costs, net	-	196	196
Intangible assets – patent, net	-	24	24
Deferred revenues	-	4,971	4,971

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	January 31,	April 30,
(Amounts in thousands)	2009	2008
Raw materials and subassemblies	$957	$1,042
Work-in-process	2	14
Finished goods	190	190
	$1,149	$1,246
Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period.

For the periods ended January 31, 2009 and 2008, the effects of the assumed exercise of options to purchase 86,000 shares of the Company’s common stock, at the price of $1.00, were not included in the computation of diluted net income (loss) per share amounts because they were anti-dilutive for that purpose.

Stock Options

Descriptions of the stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008.  A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the nine months ended January 31, 2009 are presented below:
(shares in thousands)
Stock Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at May 1, 2008	86	$1.00	1.48 years	-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	-	-
Options outstanding and exercisable at January 31, 2009	86	$1.00	0.72 year	-

All stock options previously granted to employees were fully vested as of January 31, 2009.  In addition, the Company did not grant any stock options or warrants to employees in the year ended April 30, 2008 and the nine months ended January 31, 2009.  Therefore, there was no share-based compensation expense related to employee stock options recognized during the three and nine months ended January 31, 2009.

MAJOR CUSTOMERS

	Three Months Ended January 31,		Nine Months Ended January 31,

	2009	2008	2009	2008
Revenue:
From unrelated customers	Two customers accounted for 35% of total revenue	One customer accounted for 11% of total revenue	Two customers accounted for 42% of total revenue	Two customers accounted for 27% of total revenue
From related customers	One customer accounted for 49% of total revenue	One customer accounted for 70% of total revenue	Two customers accounted for 45% of total revenue	Two customers accounted for 63% of total revenue

Related Party Transactions

During the three months ended January 31, 2009 and 2008, revenues from all related party agreements for sales of products and services totaled approximately $572,000 (59% of total revenue) and $2.9 million (79% of total revenue), respectively.  Related party revenues for the nine months ended January 31, 2009 and 2008 were approximately $2.4 million (47% of total revenue) and $4.0 million (63% of total revenue), respectively.  Included in accounts receivable at January 31, 2009 was $11,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2009 and 2008 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of January 31, 2009.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·	There were no related party sales to BLM in the three and nine months ended January 31, 2009 and 2008;
·	There were no accounts receivable balances from BLM at January 31, 2009; and
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of January 31, 2009.

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

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenues recognized on the shipment of the lottery terminals for the abovementioned lottery terminal contract and sale of spare parts during the three and nine months ended January 31, 2009 totaled approximately $89,000 and $1.7 million, respectively. Revenues recognized on the sale of spare parts, completion of contract deliverables for the abovementioned lottery system contract and software enhancement services during the three and nine months ended January 31, 2008 totaled approximately $253,000 and $1.1 million, respectively; and

·	Accounts receivable from spare part orders totaled approximately $1,000 at January 31, 2009.

Sports Toto Malaysia

On November 11, 2008, the Company received from Sports Toto Malaysia (“STM”), a related party, an order valued at approximately $789,000 for lottery terminals.  Shipment of these terminals is scheduled to begin in the fourth quarter of fiscal 2009.

On December 11, 2007, the Company received from STM an order valued at $355,000 for software development and services.  The project was completed in the third quarter of fiscal 2009.

In addition to supplying terminals and software products to STM, the Company provides terminal spare parts and software support services to STM.

The financial activities and balances related to transactions with STM were as follows:

·
Revenues of $467,000 and $633,000 were recognized on the sale of software development and related services, software support services and spare parts during the three and nine months ended January 31, 2009, respectively. Revenues of $2.6 million and $2.9 million were recognized on the shipment of lottery terminals, software support services and sale of spare parts during the three and nine months ended January 31, 2008, respectively;

·	There were no accounts receivable balances from STM at January 31, 2009;
·	Deferred revenue on software support services totaled $8,000 at January 31, 2009; and
·	Net billings in excess of costs and estimated earnings on uncompleted contract with respect to the lottery terminal order totaled $197,000 at January 31, 2009.

Natural Avenue

The Company provides Natural Avenue, a related party, with software products and support services as well as spare parts.  The financial activities and balances related to transactions with Natural Avenue were as follows:

·
Revenues of $16,000 and $45,000 were recognized on the sale of support services during the three and nine months ended January 31, 2009, respectively.  Revenues of $14,000 and $47,000 were recognized on the sale of support services and spare parts during the three and nine months ended January 31, 2008, respectively; and

·	Accounts receivable totaled $10,000 at January 31, 2009.

Subsequent Events

On March 6, 2009, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery terminals.  Shipment of these terminals is scheduled to begin in the second quarter of fiscal 2010.

Litigation

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of March 16, 2009.

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

The forward-looking statements contained in this filing are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements.  These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter and fiscal-by-fiscal operating results and other risk factors described in our Annual Report on Form 10-KSB for the year ended April 30, 2008.

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

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2009	2008	Change	2009	2008	Change
Products:
Contracts	$361	$2,522	$(2,161)	$3,098	$3,351	$(253)
Spares	417	951	(534)	1,142	2,714	(1,572)
Licensing	-	-	-	479	-	479
Total Products	778	3,473	(2,695)	4,719	6,065	(1,346)
Services:
Software Support	168	46	122	334	136	198
Product Servicing and Support	16	167	(151)	82	167	(85)
Total Services	184	213	(29)	416	303	113
	$962	$3,686	$(2,724)	$5,135	$6,368	$(1,233)

Significant fluctuations in period-to-period contract revenue are expected in the gaming and voting industries since individual contracts are generally considerable in value, and the timing of contracts does not occur in a predictable trend. Contracts from the same customer generally do not recur in the short-term.  Accordingly, comparative results between quarters and fiscal years are not indicative of trends in contract revenue.

Contract revenue for the three months ended January 31, 2009 was $361,000, compared to $2.5 million in the same period in 2008.  Contract revenue in 2009 was derived primarily from one contract of a limited value, while higher contract revenue in 2008 was mainly attributable to the shipment of a significant lottery terminal order to a related customer.  For the nine months ended January 31, 2009, contract revenue was $3.1 million, compared to $3.4 million for the corresponding period in 2008.  Contract revenue for 2009 was derived from a limited number of contracts of smaller values as compared to those of 2008.

No licensing revenue was recognized in the three months ended January 31, 2009 and 2008.  Licensing revenue of $479,000 for the nine months ended January 31, 2009 was related to a prior agreement between ILTS and Election Systems & Software, Inc. (“ES&S”) whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the Precinct Ballot Counter (“PBC”) and PBC software it designed.  No licensing revenue was generated for the same period in 2008.

Spares revenue for the three months ended January 31, 2009 was $417,000, compared to $951,000 for the corresponding period in 2008.  For the nine months ended January 31, 2009, spares revenue was $1.1 million, compared to $2.7 million for the same period in 2008.  Higher spares revenue in 2008 was attributable to a significant one-time spares order from an unrelated customer. We derived spares revenue from various customers on the shipment of spares orders in the three and nine months ended January 2009 and 2008.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended January 31, 2009 was $168,000, compared to $46,000 for the corresponding period in 2008. For the nine months ended January 31, 2009, software support revenue was $334,000, compared to $136,000 for the same period in 2008. The increases in software support revenue in the three and nine months ended January 31, 2009 are due to two additional software support agreements with two customers, one related and one unrelated.

Product servicing and support revenues of $16,000 and $82,000 for the three and nine months ended January 31, 2009, respectively, were generated from the servicing of the PBCs voting units for ES&S in a one-time arrangement and providing periodic election support to ES&S’ end customers.  Product servicing and support revenue of $167,000 in each of the three and nine months ended January 31, 2008 is principally related to the servicing of the PBCs for ES&S in a one-time arrangement with respect to the voting segment.

Related party revenue of approximately $572,000 accounted for 59% of total revenue in the three months ended January 31, 2009, compared to $2.9 million or 79% of total revenue in the corresponding period in 2008.  For the nine months ended January 31, 2009, related party revenue of approximately $2.4 million accounted for 47% of total revenue, compared to $4.0 million or 63% of total revenue in the corresponding period in 2008.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
(Amounts in thousands)	2009		2008		2009		2008
Revenues:
Products	$778	81%	$3,473	94%	$4,719	92%	$6,065	95%
Services	184	19%	213	6%	416	8%	303	5%
Total revenues	$962	100%	$3,686	100%	$5,135	100%	$6,368	100%

Cost of sales:
Products	$777	81%	$2,232	61%	$2,479	48%	$3,998	63%
Services	18	2%	114	3%	80	2%	133	2%
Total costs of sales	$795	83%	$2,346	64%	$2,559	50%	$4,131	65%

Gross profit:
Products	$1	-%	$1,241	33%	$2,240	44%	$2,067	32%
Services	166	17%	99	3%	336	6%	170	3%
Total gross profit	$167	17%	$1,340	36%	$2,576	50%	$2,237	35%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit or loss margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters and fiscal years are not indicative of trends in gross profit or loss margin.

Overall gross profit margins were at 17% for the three months ended January 31, 2009, compared to 36% for the corresponding period in 2008.  We attribute the higher profit margins achieved in 2008 to a significant lottery terminal order having more profitable margins and increased spare part sales.  Profit margins for product sales for the three months ended January 31, 2009 were at zero % due to the effect of limited contract sales and the resulting increase in unabsorbed overhead costs.  For the nine months ended January 31, 2009, overall gross profit margins were at 50%, compared to 35% in the same period in 2008.   This improvement is attributable to a lottery system contract and a terminal order having profitable margins and the allocation of production labor resources to extensive research and development projects.  Licensing revenue associated with the voting segment also contributed to the improved gross profit margins in 2009.   In addition, we recorded a warranty reserve expense adjustment of $357,000 during the nine months ended January 31, 2009 to reflect the expiration of our software warranty obligations with one customer.  In addition, adjustments totaling $25,000 were recorded during the three months ended January 31, 2009 to reflect the actual warranty expense incurred on various lottery terminal and system contracts upon expiration of warranty. These adjustments reduced the cost of sales which effectively increased the gross profit margin.

Research and Development Expenses (“R&D”)

For the three months ended January 31, 2009, R&D expenses were $527,000, compared to $83,000 in the same period in 2008.  For the nine months ended January 31, 2009, R&D expenses were $1.6 million, compared to $269,000 in the same period in 2008.  We attribute the significant increases to the development of new voting products.  We anticipate that R&D expenses will continue to increase in coming quarters as we maintain the development of new voting system products and enhancement of existing lottery technologies.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended January 31, 2009 were $339,000, compared to $651,000 in the same period in 2008.   For the nine months ended January 31, 2009, SG&A expenses were $1.3 million, compared to $1.6 million in 2008.  The reduction in SG&A expenses, partially offset by increases in marketing related expenses, temporary labor costs and employee related benefits expenses, is primarily due to the allocation of labor resources to the development of new voting system products and reduced professional accounting fees related to the then recently issued accounting requirements.  SG&A expenses for the three and nine months ended January 31, 2009 were reduced by a gain of $71,000 on the sale of equipment related to the voting segment.  In addition, in the three and nine months ended January 31, 2008, we recorded a $130,000 charge to bad debt expense.  We anticipate that SG&A expense will remain relatively constant for the remaining quarter of fiscal 2009.

Other Income (Expense)

Other income in the three and nine months ended January 31, 2009 and 2008 consisted of interest and dividend income.  We derived interest and dividend income from short-term investments and cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at January 31, 2009 was $5.8 million.

Contract backlog at March 16, 2009 was approximately $2.8 million.  Of this amount, approximately $2.6 million will be derived from the shipment of lottery terminals to two related customers.  The remaining contract backlog amount of approximately $200,000 relates to an executed voting contract that calls for software development.

Additional sources of cash through January 31, 2010 are expected to be derived from spares and software support revenues.  Uses of cash are expected to be for normal operating expenses, research and development activities and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2010, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2010.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Nine Months Ended
	January 31,	January 31,	Decrease
	2009	2008
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$241	$764	$(523)
Investing activities	7	4,641	(4,634)
Net increase in cash and cash equivalents	$248	$5,405	$(5,157)

Cash Flow Analysis - Nine-Month Periods Ended January 31, 2009 and 2008:

Significant fluctuations in cash flows from operating, investing and financing activities are expected in the gaming and voting industries because factors such as working capital needs, value of contracts, and timing of contracts and payments do not occur in a predictable trend.  Accordingly, comparative results between periods are not indicative of trends in cash flows activities.

Operating Activities

Net cash provided by operating activities was $241,000 for the nine months ended January 31, 2009, compared to $764,000 for the same period in 2008.  The primary factors contributing to the variability in the reported cash flow amounts relate to the cash received in 2008 for the licensing arrangement associated with our voting segment, and that we incurred a net loss of $199,000 in 2009 as compared to a net income of $521,000 in 2008. In addition, contract milestone payments received from customers in 2009 were less significant compared to those of 2008 as a result of limited contract sales.

Investing and Financing Activities

Net cash provided by investing activities was $7,000 for the nine months ended January 31, 2009, compared to $4.6 million in 2008.  Net cash provided by investing activities in the nine months ended January 31, 2008 resulted from the sale of short-term investments in auction rate securities and redemption of matured certificates of deposits.  Capital expenditures amounted to $248,000 in the nine months ended January 31, 2009, compared to $34,000 in 2008.  The significant increase is attributable to the purchase of tooling equipment and lottery test equipment. Proceeds from the sale of voting equipment totaled $71,000 in the nine months ended January 31, 2009.

There were no financing activities for the nine months ended in January 31, 2009 and 2008.

Capital Resources

As of January 31, 2009, there were no unused credit facilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e) and 15d-15 (e)) as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting, as defined in SEC Rules 13a-15(f) and 15d-15(f), during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information

ITEM 1.	Legal Proceedings
The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened of March 16, 2009.

ITEM 1A.	Risk Factors
The current global economic slowdown and credit crunch may adversely affect our business and financial condition in ways that we cannot predict.

The current global economic slowdown may have a negative effect on our business and financial condition. We cannot predict the effect that the economic slowdown will have on us as it also impacts our customers, vendors and business partners.  We believe that the global credit crunch may negatively impact our potential and existing customers’ ability to obtain financing for lottery and voting projects which in turn will affect our ability to generate revenue.

The voting segment of our business is critically dependent on our ability to obtain federal certification for our voting systems.

The markets for our voting products and services are affected by changing technology and regulatory industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products that meet all federal certifications on a timely basis will be a significant factor in our ability to expand, remain competitive and attract new customers. We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the markets we serve.

Additional risk factors relating to our business are disclosed in our Form 10-KSB for the fiscal year ended April 30, 2008 filed with the SEC on July 14, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds in Securities
Not applicable.

ITEM 3.	Defaults upon Senior Securities
Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	EXHIBITS

A.          Exhibits

Exhibit Number	Document Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2009		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President and Chief Executive Officer

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary