Form 10-K
period 2009-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2009-07-08
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Common Shares, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 7, 2009
Common Stock, no par value per share	12,962,999 shares

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 7, 2009 was $1,561,426.

DOCUMENTS INCORPORATED BY REFERENCE
None

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules Signatures	46

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading "Risk Factors" and elsewhere in, or incorporated by reference into, this report. In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

The terms “ILTS,” “the Company,” “we,” “our” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated subsidiary, unless otherwise specified.

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

Our wagering systems include the following components:

·	A central computer installation that is comprised of computer hardware and a commercially available operating system used in conjunction with our proprietary DataTrak application software;
·	The Datamark and Intelimark families of point-of-sale terminals; and
·	The communication network to interface the terminals to the central computer installation.

System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

Our DataTrak online gaming system controls the overall lottery operation.  Although to date it has been sold only in conjunction with our terminals, DataTrak can also be sold as a stand-alone system that will interface to third-party terminals.  Likewise, the terminals can be, and have been, sold separately to interface to a third-party lottery/tote central system.

The point-of-sale, proprietary components of our systems are the Datamark and Intelimark families of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. Our newest terminal models use touch screen and scanner technology.

We sell the terminals separately or as part of a turnkey wagering application system, or we modify a terminal's features or configurations and central system software to meet specific customer requirements.

Using commercially available hardware and software, we design the communication network to interface the DataTrak central system with the wagering terminals to best fit each customer’s specific application.

Our technology can also be modified for use in secure transaction-processing applications outside the gaming industry.  For example, we previously provided a toll-road ticketing system utilizing automated ticket printers and readers.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

Voting Business

In recent years, we have devoted significant resources to developing a certified end-to-end optical scan voting system consisting of the InkaVote Plus Precinct Ballot Counter (“PBC”) and full-featured Election Management Software ("EMS") that provides precinct tabulation, ballot review and audio voting capability in a single compact unit.  These efforts are intended to leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet all of the Help America Vote Act of 2002 (“HAVA”) and Americans with Disabilities Act (“ADA”) requirements at a much lower cost than direct-recording electronic or touch screen systems and other voting devices.  In addition, the Company’s voting system offers the following features:

·	High level of security and vote encryption to ensure integrity and voter privacy;
·	Electronic and paper audit trails that offer added security and redundancy for recounts;
·	Minimal training for poll workers to set-up and operate;
·	Minimal voter re-education; and
·	Capability to tally results in real time.

Products and Services

Wagering Application Software

The principal component of our wagering system is the DataTrak central system software which controls the operation of the entire system.  It performs the following functions:

·	Maintains communication with each point-of-sale terminal;
·	Ensures complete security;
·	Logs all activity and wagers;
·	Populates a commercially available database in real time with high level security;
·	Identifies the set of winning tickets using the lottery game draw results;
·	Calculates prize pool amounts;
·	Allows the use of other third party software products to analyze and compile management data; and
·	Provides mission critical fault tolerance.

Development of this software has been an evolutionary process.  We continually incorporate new and improved technologies as they become available in the marketplace.  This allows us to take advantage of the latest technology trends to enhance existing features of our system, and also to provide new distribution channels and operational features so that our customers can reach new or expanding markets.  Since our software architecture is non-proprietary, it can be interfaced with our customers' choice of third party reporting and analysis software tools. The DataTrak system uses client-server architecture.  This gives customers the advantage of configuring the system economically to meet current requirements, and the ability to expand or contract the system as their operation requires.

 Datamark and Intelimark Terminals

We have supplied in excess of 50,000 terminal products to the wagering industry since our first unit was sold in 1980. We currently have two families of full feature terminals in production: the Datamark and the Intelimark, both of which are:

·         Based on PC architecture and utilize commercially available software operating systems;
·         Small, lightweight, and highly reliable; and
·         Programmed using standard software languages.

We have developed many models of Datamark terminals throughout our company’s history.  Our current version in the Datamark family is the XClaim terminal.  Its optical mark reader and thermal printer require little or no adjustments or maintenance.  It is economically priced and extremely easy to use with features that increase operator efficiency and reduce transaction time.  The XClaim can be programmed to meet the specific operating requirements of each individual customer.  A keyboard is provided for operator input and an LCD displays the wagering details.

There are two terminals in the Intelimark family:

·
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

·
The Intelimark FLX is a modular touch screen lottery terminal, packaged to offer maximum flexibility for retailer convenience. All components that make up the complete terminal are freestanding modules that can be arranged to meet the unique physical requirements of each retailer location.  Driven by the market demand for enhanced ticket reading capability, the Intelimark FLX is equipped with a high-speed contact image scanner that will accept up to A4 size slips and is capable of character recognition and signature capture.  Its modular design, open architecture and PC-based technology provide a flexible platform that is intended to quickly and economically respond to the dynamic needs of both players and retailers.

Spare Parts

In addition to sales of terminals and central system software and hardware systems, we also realize ongoing revenue from the sale of spare parts for use in the repairs and maintenance of the terminal population.

Software and Technical Support Agreements

We offer software maintenance agreements which feature:

·	telephone hot line and e-mail support;
·	standard upgrades and patches; and
·	primary technical support for third party software products purchased through ILTS.

Additionally, we offer software modifications and enhancements to satisfy specific customer requirements.

Voting System Products

The InkaVote Plus optical scan voting system is a unique application consisting of our PBC and EMS components.  It provides a cost-effective path to the replacement of other voting systems.  With minimal expense, voting jurisdictions can upgrade to a field-proven optical mark system that eliminates the vagaries and controversies of direct recording electronic systems and provides a permanent physical record of voter choices.  InkaVote utilizes a vote recorder that functions  the same as the punch card systems.  However, it replaces the punch with the stylus, thereby, eliminating the controversies and maintaining the traditional vote experience. The completed ballot card provides a permanent physical record of voter choices, and accommodates traditional recounting procedures.

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

Election Management Software

The EMS, consisting of the Ballot Data Generator and the Vote Tabulator software applications that work together to perform the following functions:

·	Define and configure an election;
·	Program the InkaVote Plus PBCs;
·	Provide camera ready ballot pages in PDF format;
·	Compile and tabulate vote results; and
·	Generate required reports.

The EMS is intended to provide complete control of each step of the election process from ballot layout to report generation.  It utilizes streamlined menus and prompts to provide maximum flexibility and customization while guiding the user through every step in the process.  The system has multilingual capabilities and supports numerous languages in both standard and audible ballots.  The EMS creates the election specific database from information that can be imported manually and/or from an .XML file.

Product Markets

Our revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with foreign customers.

Our revenue from the licensing of intellectual property rights associated with our voting PBC system was derived from a prior agreement between ILTS and Election Systems & Software, Inc. (“ES&S”) whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and related software it designed.  Revenue for software support and onsite technical support services comes from providing the said services to ES&S’s end customers.

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

Our principal competitors in the markets we operate are as follows:

· Gtech, a subsidiary of Lottomatica, SpA (an Italian company); · Scientific Games Corporation (a U.S. company); and · IntraLot, S.A. (a Greek company).
· Wincor-Nixdorf (a German company);
· KEBA, GesmbH & Co. (an Austrian company);
· Sagem (a French company);
· Olivetti Tecnost (an Italian company);
· Election Systems & Software, Inc.;
· Hart InterCivic;
· Sequoia Voting Systems; and
· Dominion Voting Systems Corporation.

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

Materials and Suppliers

For terminal components and spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier.  Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability.  For the year ended April 30, 2009, two vendors accounted for approximately 36% collectively, or 18% individually, of the Company’s total lottery terminals component purchases.  For the year ended April 30, 2008, two vendors accounted for approximately 50%, or 40% and 10% individually, of the Company’s lottery terminals component purchases.

Dependence upon a Few Customers

Our business to date has been dependent on major contracts from a specific pool of lottery operators and limited customer base in the voting segment.  Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.

Revenue:	April 30, 2009	April 30, 2008
From unrelated customers	Two customers accounted for 34% of total revenue or 22% and 12% individually.	One customer accounted for 39% of total revenue.

From related customers	Two customers accounted for 54% of total revenue or 31% or 23% individually.	Two customers accounted for 42% of total revenue or 25% and 17% individually.

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

International Lottery & Totalizator Systems, Inc.®, ILTS® and Unisyn Voting Solutions, Inc.® are registered trademarks of our company.  We have other products that have been trademarked, such as DataTrak®, Intelimark® and OpenElect®, all mentioned herein.

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

We continue to examine other technologies based upon new industry developments, which are intended to increase our customers’ market share.  For example, we have invested resources to expand specific applications to run on the Linux operating system.  These Linux based applications are targeted at products used in both wagering and voting markets.

We dedicate our efforts on developing highly secure and mission-critical voting solutions that meet all of the HAVA 2005 and ADA which allow any voters to vote, regardless of physical disabilities or language barriers.

For the years ended April 30, 2009 and 2008, R&D expenses were $2.3 million and $456,000, respectively, none of which were borne by our customers.

Environment Effects

There are no significant capital expenditures required to comply with laws relating to the protection of the environment.

Employees

As of April 30, 2009, we had 36 employees employed on a full-time equivalent basis.  We have no employees that are members of labor unions.  We believe our relationship with our employees is satisfactory.

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

Successful execution of these initiatives depends on a number of factors including:
·	The ability to attract and retain sufficient number of key technical employees and senior management personnel;
·	Retaining customers by providing satisfactory levels of support and service for our products;
·	Our ability to develop and introduce new products or programs, because of the inherent risks and uncertainties associated with product development, particularly in response to government regulations;
·	The identification and introduction of the proper mix or integration of products that will be accepted by the marketplace;
·	Our business may be subject to changes in laws, regulations and certification requirements with respect to our products;
·	Due to the political nature of our voting business, there is a risk that jurisdictions may decertify our voting products that had previously been certified; and
·	The ability of our products and services to differentiate us from our competitors and for us to demonstrate that these products and services result in improved products and reduced costs.

Further, our success will depend upon our ability to maintain proper internal control and to enhance the performance of the existing procedures and processes to adequately support our operations, strategies and business objectives.

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
Although we have not been the subject of any such actions, third parties may in the future assert against us infringement claims or claims that we have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. Third parties may in the future assert claims against our suppliers that such suppliers have violated a patent or infringed upon a copyright, trademark or other proprietary right belonging to them. If such infringement by our suppliers or us were found to exist, a party could seek an injunction preventing the use of their intellectual property or require us to take a license for the use of their intellectual property, either of which would have an adverse impact on our revenues.

Volatility of stock price
The company’s common stock is currently traded on the OTC Bulletin Board.  Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.The company’s stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions, and estimates and projections by the investment community.

Fluctuating operating results may impact our liquidity
In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2010.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The requirements of complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain the Company’s resources and distract management.
The Sarbanes-Oxley Act of 2002 requires that the Company maintains and periodically certifies that it has effective disclosure controls and procedures and internal control over financial reporting.  The Company is not an accelerated filer as defined under relevant Securities and Exchange Commission  (“SEC”) regulations, and therefore, management will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to deliver an attestation report from the auditors on the effectiveness of internal control over financial reporting starting with the fiscal 2010 Annual Report on Form 10-K.  In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and comply with Section 404(b) of the Sarbanes-Oxley Act, significant resources and management oversight may be required as the Company may need to devote additional time and personnel to legal, financial and accounting activities to ensure ongoing compliance.  The costs associated therewith could be significant.  In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect the Company’s business, financial condition and results of operations.

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

Our cash and cash equivalents could be adversely affected if the financial institution in which we hold our cash and cash equivalents fail.
Our cash and cash equivalents consist of highly liquid investments and certificates of deposits with original maturities of three months or less at the time of purchase.  However, the company’s investments in money market funds are not insured.  In addition, the company’s cash balances in financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $250,000.  The company also reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions. While we strive to monitor our cash and cash equivalent balances regularly, these balances could be impacted if the financial institution in which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

We may not receive significant revenues from our current research and development efforts for several years, if at all.
Developing new products is costly and the investment in product development often involves a long payback cycle. We have and expect to continue investing in research and development and related product opportunities. Enhancing our products and pursuing new product developments require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate resources to our research and development efforts to maintain our competitive position. However, we might not expect to receive significant revenues from these investments for several years, if at all.

Our business competes on the basis of the security and integrity of our systems and products.
We believe that our success depends, in part, on providing secure products and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business or prospects.

Problems with product quality or product performance may cause us to incur substantial warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.
Consistent with customary practice in our industry, we warrant our products and/or services to be free from defects in material and workmanship under normal use and service. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	DESCRIPTION OF PROPERTIES

Our headquarter facilities in Vista, California consist of approximately 18,514 square feet of leased office, warehouse and manufacturing space.  In November 2006, we executed a three-year lease for the facility in Vista, California.  The lease on this facility expires in November 2009.

On May 29, 2009, the Company entered into an amendment agreement to extend the term of its building lease to November 30, 2012.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2009, there were 12,962,999 common shares outstanding and approximately 951 shareholders of record.  As of April 30, 2009, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management owned less than 1%.

Solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates of ILTS, as set forth on the cover of this report, it has been assumed that all executive officers and directors of ILTS and BLM are affiliated persons. All of ILTS’s common shares, the only voting stock outstanding, beneficially owned by each such person (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) have been assumed to be held by that person for this calculation.  The market value of the common shares is based on the closing price for July 7, 2009, of $0.42 per share.

	Market Price of ILTS Common Stock
	High	Low
Fiscal Year Ended April 30, 2009
First Quarter	$0.60	$0.30
Second Quarter	0.75	0.20
Third Quarter	0.50	0.22
Fourth Quarter	0.50	0.15

Fiscal Year Ended April 30, 2008
First Quarter	$0.90	$0.52
Second Quarter	0.70	0.52
Third Quarter	0.75	0.30
Fourth Quarter	0.58	0.26

Dividends

The Company paid no dividends during the last two fiscal years.  We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans as of April 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1990 Stock Incentive Plan	83,866	$1.00	-
2000 Equity Participation Plan	-	-	1,212,433	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	83,866	$1.00	1,212,433	(1)
_________________________________
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

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the past two fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The discussion in this filing contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements.  These risks and uncertainties include dependence on business from foreign customers sometimes in politically unstable regions, political and governmental decisions as to the establishment of lotteries and other wagering industries in which our products are marketed, fluctuations in period-to-period operating results, the absence of significant contract backlog, and other factors described in section 1A. Risk Factors in this Form 10-K.

Critical Accounting Policies

Use of Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. The areas most sensitive to estimation are revenue recognition, warranty reserves, inventory valuation, the allowance for doubtful accounts, the amortization period for capitalized software development costs and the deferred tax valuation allowance.

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

Service Revenues

Service revenues include software support agreements.  Revenues from software support agreements are recognized, provided collectability is reasonably assured, in accordance with SOP 97-2 depending on the nature of the associated expenses:

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

Deferred Revenues

Deferred revenues of approximately $248,000 and $218,000 as of April 30, 2009 and 2008, respectively, represent prepayment for software products which were related to the use of the PBC system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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
b.         Software – The warranty phase typically represents a three to six-month period of time after delivery, as defined by the specific contract terms.  For the voting segment, warranty phase represents a two-year period upon acceptance of the voting units by the end customers.
2.	Spares – Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.
3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse.  Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation allowance as of April 30, 2009 and 2008.

Results of Operations

Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,
Revenues	2009	2008	Change
Products:
Contracts	$3,887	$4,793	$(906)
Spares	1,568	3,025	(1,457)
Licensing	454	4,675	(4,221)
Total Products	5,909	12,493	(6,584)
Services:
Software Support	503	247	256
Product Servicing and Support	96	285	(189)
Total Services	599	532	67
	$6,508	$13,025	$(6,517)

Significant fluctuations in year-to-year revenue are expected in both gaming and voting industries.  Individual contracts are generally of considerable value, and the timing of contracts or sales of spare parts does not occur in a predictable trend.  Contracts from the same customer may not recur or generally do not recur in the short-term.  Accordingly, comparative results between periods may not be indicative of trends in contract revenue.

The current domestic and global economic slowdown and tightening of the credit markets may adversely affect our business and financial condition in ways that we cannot reasonably predict.  For the lottery segment, due to the tightening of the credit markets, our potential and existing customers may not be able to secure financing for lottery projects which will effectively impact our revenue potential.  For the voting segment, various government entities and jurisdictions have experienced severe budget constraints which could compel them to delay or cancel their purchasing decisions, and hence, impact our ability to generate revenue.

Contract revenue for the year ended April 30, 2009 was $3.9 million, compared to $4.8 million for fiscal 2008.   Contract revenue for fiscal 2009 was derived from a limited number of contracts of smaller values as compared to those of fiscal 2008.

Spares revenue for the year ended April 30, 2009 was $1.6 million, compared to $3.0 million for fiscal 2008.  Higher spares revenue in 2008 was attributable to a substantial one-time order from an unrelated customer.  We derived spares revenue from various customers on the shipment of spares orders during the years ended April 30, 2009 and 2008.  Customer demand for spare parts fluctuates from period to period.

Licensing revenue for the year ended April 30, 2009 was $454,000, compared to $4.7 million for fiscal 2008.  Licensing revenues  for both years ended April 30, 2009 and 2008 were related to a prior agreement between ILTS and Election Systems & Software, Inc. (“ES&S”) whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the Precinct Ballot Counter (“PBC”) and PBC software it designed.   Higher licensing revenue in fiscal 2008 was due primarily to the larger size of the contracts between ES&S and its end customers, as compared to that of fiscal 2009.

Software support revenue for the year ended April 30, 2009 increased by $256,000 when compared to that of fiscal 2008.  We attribute the increase to two additional software support agreements and higher annual software support fees upon renewal.

Product servicing and support revenue for the year ended April 30, 2009 decreased by $189,000 when compared to that of fiscal 2008.  Higher product servicing and support revenue in fiscal 2008 is principally related to the servicing of the PBCs for ES&S in a one-time arrangement.

Related party revenue of approximately $3.5 million accounted for 54% of total revenue in the year ended April 30, 2009, compared to $5.5 million or 42% of total revenue in fiscal 2008.

Cost of Sales and Gross Profit Analysis
	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2009		2008
Revenues:
Products	$5,909	91%	$12,493	96%
Services	599	9%	532	4%
Total revenues	$6,508	100%	$13,025	100%

Cost of sales:
Products	$3,376	52%	$6,869	53%
Services	98	1%	171	1%
Total costs of sales	$3,474	53%	$7,040	54%

Gross profit:
Products	$2,533	39%	$5,624	43%
Services	501	8%	361	3%
Total gross profit	$3,034	47%	$5,985	46%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions. Accordingly, comparative results between periods may not be indicative of trends in gross profit margin.

While the overall gross profit margins for fiscal 2009 were slightly higher than those of the prior fiscal year 2008, licensing revenue generated substantially higher gross profit margins, compared to those of the prior fiscal year, mainly due to the adjustment of warranty reserve expense of $357,000 in fiscal 2009 to reflect the expiration of our software warranty obligations with one customer.   In addition, the allocation of production labor resources to extensive research and development efforts in the voting segment lowered the cost of sales and effectively contributed to the increased gross profit margins in fiscal 2009.   Service revenue also generated healthier gross profit margins in 2009.  The increases in the overall gross profit margins achieved in 2009 are partially offset by lower gross profit margins on spare part sales and increased unabsorbed production overhead costs associated with the lottery segment.

Cost of sales for the year ended April 30, 2008 reflects an impairment charge of $1.1 million associated with the kit inventory.  Previously, the Company has reported that it had approximately $1.9 million in kit inventory related to previous orders from an unrelated international customer which it will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.  Based on management’s assessment of the marketing opportunities and the recent nonpayment by the said customer which increased the uncertainty relating to customer’s financial ability to purchase additional kit inventory, the Company recorded an impairment charge of approximately $1.1 million during the quarter ended April 30, 2008.

Other Operating Expenses Analysis

	Years Ended
	April 30, 2009		April 30, 2008
(Amounts in thousands)	$	% of Revenue	$	% of Revenue
Research and Development	$2,271	35%	$456	4%
Selling, General and Administrative	1,713	26%	1,836	14%
Other Operating Expenses	$3,984	61%	$2,292	18%

Research and Development Expenses (“R&D”)

For the years ended April 30, 2009 and 2008, R&D expenses were $2.3 million and $456,000, respectively. We attribute the substantial increase to the development of a new product line in the voting segment.  We anticipate that R&D expenses will decrease moderately in the coming fiscal year as we complete the development of new voting system products.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the year ended April 30, 2009 were $1.7 million, compared to $1.8 million for fiscal 2008.  The reduction in SG&A expenses, partially offset by increases in temporary labor costs, marketing related expenses and employee related benefits expenses, is primarily due to the allocation of labor resources and related costs to the development of new voting system products, reduced employee training expenses and lower professional accounting fees related to the then recently issued accounting requirements.  In addition, SG&A expenses for the year ended April 30, 2009 reflects the positive impact of a net gain of $68,000 on the sale of equipment related to the voting segment.  SG&A expenses for the year ended April 30, 2008 reflects a $75,000 charge to bad debt expense.  We anticipate that SG&A expense will remain relatively constant for the coming fiscal year.

Other Income (Expense)

Other income in the years ended April 30, 2009 and 2008 primarily consisted of interest and dividend income.  We derived interest and dividend income from certificates of deposit and cash and cash equivalent balances during the years ended April 30, 2009 and 2008.  The significant reduction in interest and dividend income is due primarily to lower yield and return on investments as a result of the financial market conditions and more conservative investment choices.

Liquidity and Capital Resources

Liquidity

Our net working capital at April 30, 2009 was $5.1 million.

Contract backlog at April 30, 2009 was $2.1 million.  Of this amount, approximately $1.9 million is attributable to two lottery terminal orders from related customers.   The remaining contract backlog amount of approximately $212,000 relates to executed voting contracts with an unrelated customer.

Additional sources of cash through April 2010 are expected to be derived from spares revenue, software support and election support service revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2010, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2010.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	April 30,	April 30,
	2009	2008	Decrease
(Amounts in thousands)
Cash flow comparative:
Operating activities	$409	$808	$(399)
Investing activities	(1,417)	4,026	(5,443)
Net increase (decrease) in cash and cash equivalents	$(1,008)	$4,834	$(5,842)

Cash Flow Analysis

Significant fluctuations in cash flows from operating, investing and financing activities are expected in the gaming and voting industries because factors such as working capital needs, value of contracts, and timing of contracts and payments do not occur in a predictable trend.  Accordingly, comparative results between periods are not indicative of trends in cash flows activities.

Operating Activities

Net cash provided by operating activities for fiscal 2009 decreased by $399,000 as compared to that of the prior fiscal 2008.
Significant factors contributing to the variability in the reported cash flow amounts relate to the items described below:

1.
We incurred a net loss of $873,000 in 2009 as compared to a net income of $3.9 million in 2008.  The net loss of $873,000 in 2009, after adjusting for the non-cash impact of depreciation, amortization, warranty reserve adjustment and net gain on the sale of equipment, reduced cash flows by $1.1 million which represents a decrease of $7.0 million compared to fiscal 2008.

2.
Increases in deferred revenues provided cash of $30,000 in 2009, while decreases in deferred revenues reduced cash flows by $3.8 million in 2008.  The significant reduction in 2008 represents the recognition of the voting segment’s licensing revenue for which cash was collected in 2007.

3.
Increases in billings in excess of costs and estimated earnings on uncompleted contracts provided cash of $442,000 in 2009, compared to a use of cash of $477,000 in 2008.  The cash provided in 2009 represents contract milestone payments received from customers, while the use of cash in 2008 represents several contract completions.

4.
Decreases in inventory provided cash of $400,000 in 2009, compared to a use of cash of $251,000 in 2008.  Inventory purchased or available in 2008 was used to fulfill a lottery system contract, terminal and spare part shipments in 2009.

5.
Decreases in accounts receivable provided cash of $449,000 in 2009, compared to a use of cash of $183,000 in 2008.  The variability in accounts receivable balances resulted mainly from timing of contract deliverables and shipment of spare parts.

Investing and Financing Activities

Net cash used in investing activities was $1.4 million for fiscal 2009, compared to net cash provided of $4.0 million in 2008.  Net cash provided by investing activities in 2008 resulted principally from the sale of short-term investments in auction rate securities and redemption of matured certificates of deposits.

Capital expenditures amounted to $254,000 in 2009, compared to $80,000 in 2008.  The significant increase is attributable to the purchase of tooling equipment and lottery test equipment.  Proceeds from the sale of voting equipment totaled $71,000 in 2009.

There were no financing activities for the years ended April 30, 2009 and 2008.

Capital Resources

As of April 30, 2009, there were no unused credit facilities.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 defines the order in which accounting principles generally accepted in the United States of America should be followed.  SFAS 162 is effective 60 days following the Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Accounting Principles Generally Accepted in the United States of America.”  Our management does not expect the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for periods ending after June 15, 2009.  The adoption of SFAS 165 is not expected to have a material impact on our consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of April 30, 2009 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2009 or 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K
(Page)

Report of Independent Registered Public Accounting Firm	23

Consolidated Financial Statements:

Balance Sheets as of April 30, 2009 and 2008	24

Statements of Operations for the years ended April 30, 2009 and 2008	25

Statements of Shareholders’ Equity for the years ended April 30, 2009 and 2008	26

Statements of Cash Flows for the years ended April 30, 2009 and 2008	27

Notes to Consolidated Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiary as of April 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiary as of April 30, 2009 and 2008, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
July 7, 2009

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	April 30,	April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,041	$5,049
Certificates of deposit	1,803	569
Accounts receivable, net of allowance for doubtful accounts of $75	116	565
Costs and estimated earnings in excess of billings on uncompleted contracts	3	57
Inventories	846	1,246
Other current assets	170	262
Total current assets	6,979	7,748
Equipment, furniture and fixtures, at cost, less accumulated depreciation of $2,367 and $2,322 in 2009 and 2008, respectively	415	324
Other noncurrent assets	71	108
Total assets	$7,465	$8,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$328	$285
Billings in excess of costs and estimated earnings on uncompleted contracts	482	40
Accrued payroll and related taxes	450	377
Warranty reserves	21	425
Payable to Parent	250	249
Other current liabilities	62	69
Deferred revenues	248	218
Total current liabilities	1,841	1,663
Long-term liabilities	-	20
Total liabilities	1,841	1,683
Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(50,746)	(49,873)
Total shareholders' equity	5,624	6,497
Total liabilities and shareholders' equity	$7,465	$8,180

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
	Years Ended
	April 30,
	2009	2008
Revenues:
Sales of products	$5,909	$12,493
Services	599	532
	6,508	13,025
Cost of sales:
Cost of product sales	3,376	6,869
Cost of services	98	171
	3,474	7,040
Gross profit	3,034	5,985

Research and development expenses	2,271	456
Selling, general and administrative expenses	1,713	1,836
Income (loss) from operations	(950)	3,693

Other income (expense):
Interest and dividend income	84	197
Other	(7)	5
Income (loss) before provision for income taxes	(873)	3,895
Provision for income taxes	-	21
Net income (loss)	$(873)	$3,874
Net income (loss) per share:
Basic and diluted	$(0.07)	$0.30
Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,963

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at May 1, 2007	12,963	$56,370	$(53,747)	$2,623
Net income	-	-	3,874	3,874
Balance at April 30, 2008	12,963	56,370	(49,873)	6,497
Net loss	-	-	(873)	(873)
Balance at April 30, 2009	12,963	$56,370	$(50,746)	$5,624

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(873)	$3,874
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	197	457
Impairment charge for inventory obsolescence	-	1,072
Warranty reserve expense (adjustments)	(384)	347
Bad debt expense	-	75
Gain on sale of equipment	(68)	-
Changes in operating assets and liabilities:
Accounts receivable	449	(183)
Costs and estimated earnings in excess of billings on uncompleted contracts	54	18
Inventories	400	(251)
Other current assets	92	(145)
Accounts payable	43	99
Income taxes payable	-	(89)
Billings in excess of costs and estimated earnings on uncompleted contracts	442	(477)
Accrued payroll and related taxes	73	58
Warranty reserves	(20)	(165)
Payable to Parent	1	2
Other liabilities	(27)	(35)
Deferred revenues	30	(3,849)
Net cash provided by operating activities	409	808

Cash flows from investing activities:
Purchases of certificates of deposit and short-term investments	(1,803)	(3,260)
Proceeds from redemption of certificates of deposit and sale of short- term investments	569	7,366
Additions to equipment, furniture and fixtures	(254)	(80)
Proceeds from sale of equipment	71	-
Net cash provided by (used in) investing activities	(1,417)	4,026

Net increase (decrease) in cash and cash equivalents	(1,008)	4,834
Cash and cash equivalents at beginning of year	5,049	215
Cash and cash equivalents at end of year	$4,041	$5,049

Supplemental cash flow information:
Cash paid for income taxes	$-	$169
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiary, Unisyn Voting Solutions, Inc.  All significant inter-company accounts and transactions are eliminated in consolidation.

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

We did not have any facility management agreements as of April 30, 2009 or during fiscal 2009 and 2008, although we have had them at certain times in previous fiscal years.

For the voting segment, service revenues are derived from software and on-site technical product support services provided to end customers.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

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

Deferred Revenues

Deferred revenues of approximately $248,000 and $218,000 as of April 30, 2009 and 2008, respectively, represent prepayment for software products which were related to the use of the PBC system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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

Based on its evaluation, the Company determined that no additional allowance was required as of April 30, 2009.  The Company maintained an allowance for doubtful accounts of $75,000 as of April 30, 2009 and 2008.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the fiscal year ended April 30, 2009 is as follows:

  (Amounts in thousands)
Balance at May 1, 2007	$243
Additional reserves	347
Charges incurred	(165)
Balance at April 30, 2008	425
Warranty reserve expense adjustments	(384)
Charges incurred	(20)
Balance at April 30, 2009	$21

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

The Company recorded a reduction in the warranty reserve of $357,000 during the year ended April 30, 2009 to reflect the expiration of its software warranty obligations with one customer.  In addition, adjustments totaling $27,000 were recorded during the year ended April 30, 2009 to reflect the actual warranty expense incurred on various lottery terminal and system contracts upon expiration of warranty. These adjustments reduced the cost of sales which effectively increased the gross profit margin.

Income Taxes and Valuation Allowance

The Company accounts for income taxes pursuant to the asset and liability method.  This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2009 and 2008 as it is deemed that the recovery of the deferred tax assets is less likely.

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

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	April 30,	April 30,
	2009	2008
(Amounts in thousands)
Raw materials and subassemblies	$846	$1,042
Work-in-process	-	14
Finished goods	-	190
	$846	$1,246

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

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  At April 30, 2009 and 2008, and during the years ended April 30, 2009 and 2008, no indicators of impairment were identified.

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

At April 30, 2009 and 2008, the effects of the assumed exercise of options to purchase 84,000 and 86,000 shares of the Company’s common stock, at the price of $1.00 per share, were not included in the computation of diluted net income (loss) per share amounts because they were anti-dilutive for that purpose.

Share-Based Compensation

The Company requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period.

There was no share-based compensation expense related to employee stock options recognized during the fiscal years ended April 30, 2009 and 2008.

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

The Company’s segment information is presented below:
	As of and for the Year Ended April 30, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$5,735	$773	$6,508
Income (loss) from operations	670	(1,620)	(950)
Depreciation and amortization	132	65	197
Cost and estimated earnings in excess of billings on uncompleted contracts	-	3	3
Equipment, furniture and fixtures, net	253	162	415
Capitalized computer software development costs, net	-	3	3
Intangible asset - patent	-	19	19
Warranty reserves	21	-	21
Deferred revenues	9	239	248

	As of and for the Year Ended April 30, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$7,935	$5,090	$13,025
Income from operations	1,017	2,676	3,693
Depreciation and amortization	141	316	457
Cost and estimated earnings in excess of billings on uncompleted contracts	-	57	57
Equipment, furniture and fixtures, net	286	38	324
Capitalized computer software development costs, net	-	36	36
Intangible asset - patent	-	23	23
Warranty reserves	64	361	425
Deferred revenues	5	213	218

Geographic Revenues

Revenues by geographic area are as follows (in thousands):
	Years Ended
	April 30,
Customer Location	2009	2008

Asia	$4,991	$5,529
North America	780	6,711
Europe	646	720
Australia	91	65
	$6,508	$13,025

As of April 30, 2009 and 2008, substantially all of the Company's assets were held in the United States.  During the fiscal years ended April 30, 2009 and 2008, a significant portion of the Company’s revenues was derived from exports from the United States to foreign countries.

Major Customers

	April 30, 2009	April 30, 2008
Revenue:
From unrelated customers	Two customers accounted for 34% of total revenue or 22% and 12% individually.	One customer accounted for 39% of total revenue.

From related customers	Two customers accounted for 54% of total revenue or 31% or 23% individually.	Two customers accounted for 42% of total revenue or 25% and 17% individually
Major Vendors

For the year ended April 30, 2009, two vendors accounted for approximately 36% collectively, or 18% individually, of the Company’s total lottery terminals component purchases.  For the year ended April 30, 2008, two vendors accounted for approximately 50%, or 40% and 10% individually, of the Company’s lottery terminals component purchases.

3.  CREDIT RISK

Of the cash and cash equivalents amount of $4.0 million at April 30, 2009, approximately $1.9 million represents highly liquid money market funds which are not insured.  The Company maintains its other cash balances primarily in one financial institution.  As of April 30, 2009, such other cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $250,000 by approximately $118,000.  The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. INCOME TAXES

The following is a reconciliation of the expected income tax provision or credit at the statutory federal income tax rate to the actual provision or credit:

	Years Ended April 30,
	2009	2008
(Amounts in thousands)
Expected federal income tax provision	$(294)	$1,325
State taxes, net of federal benefit	(50)	245
Alternative minimum tax	-	16
Change in valuation allowance	562	(1,674)
Research and development credits	(218)	-
Other, net	-	109
	$-	$21

For the year ended April 30, 2009, the Company did not incur Federal alternative minimum tax (“AMT”).   For the year ended April 30, 2008, the Company recorded AMT of $16,000 due to limitations on the utilization of the net operating loss carryforwards.  The amount of AMT paid is allowed as credit carryovers against regular tax in the future in the event that the regular tax exceeds alternative minimum tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes.  As of April 30, 2009 and 2008, the Company had deferred tax assets of $21.0 million and $20.4 million, respectively, primarily attributable to its net operating loss carryforwards as further described below.  The Company has provided a valuation allowance against the entire balance of its deferred tax assets at April 30, 2009 and 2008 due to the uncertainty regarding realization.  The $562,000 increase in the deferred tax assets in 2009 was due primarily to the effects of the generation of additional federal net operating loss carryforwards.

Significant components of the Company’s deferred tax assets are as follows:

(Amounts in thousands)	April 30, 2009	April 30, 2008
Deferred tax assets:
Net operating loss, general business credit and AMT carryforwards	$19,747	$19,056
Deferred revenue	85	87
Reserves and accruals	1,124	1,218
Other	52	85
Deferred tax assets	21,008	20,446
Valuation allowance	(21,008)	(20,446)
Net deferred taxes	$-	$-

As of April 30, 2009, the Company has approximately $55.4 million in Federal net operating loss carryforwards that will expire from 2009 through 2025, unless previously utilized.  In addition, as of April 30, 2009, the Company has approximately $486,000 in Federal research and development credit carryforwards that begin to expire in 2020, and $358,000 of California research and development credit carryforwards that can be carried forward indefinitely.  The Company also has approximately $110,000 in Federal AMT credits that can be carried forward indefinitely.

Pursuant to the Tax Reform Act of 1986, Internal Revenue Code Section 382, utilization of the Company’s federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

The Company became subject to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) as of May 1, 2007.  The adoption of FIN 48 had no material effect on the Company’s consolidated financial statements for the fiscal years ended April 30, 2009 and 2008.

5. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2009 and 2008, revenues from all related party agreements for sales of products and services totaled approximately $3.5 million (54% of total revenue) and $5.5 million (42% of total revenue), respectively.  Included in accounts receivable at April 30, 2009 and 2008 was $37,000 and $454,000, respectively, from these customers.  Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2009 and 2008 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2009.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·	There were no related party sales to BLM in the years ended April 30, 2009 and 2008;
·	There were no accounts receivable balances from BLM at April 30, 2009 and 2008; and
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 and $249,000 as of April 30, 2009 and 2008, respectively.

Philippine Gaming Management Corporation

On March 6, 2009, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipment of these products is scheduled to begin in the second quarter of fiscal 2010.

Previously on September 18, 2007, the Company received an order from PGMC valued at approximately $2.1 million for lottery products.  The first two shipments of products began in the fourth quarter of fiscal 2008, and the remaining shipments were completed in the second quarter of fiscal 2009.

On December 9, 2005, the Company signed a contract with PGMC to provide lottery products and services.  Contract deliverables amounted to approximately $10.0 million were completed as of October 31, 2007.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenue recognized on the shipment of lottery products totaled approximately $2.0 million during the year ended April 30, 2009.  Revenue recognized on the shipment of lottery products, completion of contract deliverables for the abovementioned contract dated December 9, 2005 and various services during the year ended April 30, 2008 totaled approximately $2.2 million;

·
Net billings in excess of costs and estimated earnings relating to the abovementioned lottery product order dated March 6, 2009 totaled $441,000 at April 30, 2009, compared to $26,000 at April 30, 2008 on the abovementioned lottery product order dated September 18, 2007; and

·	There was no accounts receivable balance from PGMC as of April 30, 2009, compared to an accounts receivable balance of $339,000 from shipment of lottery products as of April 30, 2008.

Sports Toto Malaysia

On November 11, 2008, the Company received from STM an order valued at approximately $789,000 for lottery products.  Shipment of these products was completed in the fourth quarter of fiscal 2009.

On December 11, 2007, the Company received from STM an order valued at $355,000 for services.  The project was completed in the third quarter of fiscal 2009.

The financial activities and balances related to transactions with STM were as follows:

·
Revenue of $1.5 million was recognized on the delivery of lottery products and services during the year ended April 30, 2009.  Revenue of $3.3 million was recognized on the delivery of lottery products and services during the year ended April 30, 2008; and

·	There were deferred revenues of $9,000 on services at April 30, 2009, compared to $5,000 on services at April 30, 2008;
·
Net billings in excess of costs and estimated earnings on uncompleted contracts relating to a lottery product order totaled $42,000 at April 30, 2009, as compared to $14,000 on the abovementioned service order dated December 11, 2007; and

·	Accounts receivable from contract milestone billing totaled $32,000 at April 30, 2009 and $110,000 at April 30, 2008 on services and product orders.

6. CONTRACTS IN PROCESS

The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):
	April 30,	April 30,
	2009	2008
Costs incurred and estimated earnings recognized on uncompleted contracts	$4,701	$24,233
Billings on uncompleted contracts	(5,180)	(24,216)
	$(479)	$17

 The amounts shown in the table above are included in the associated balance sheet as follows:

	April 30,	April 30,
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$3	$57
Billings in excess of costs and estimated earnings on uncompleted contracts	(482)	(40)
	$(479)	$17

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

Future minimum lease payments for all operating leases are as follows:

For Fiscal Year Ending April 30,	Minimum Lease Payments
2010	115,000

Rent expense for all operating leases for both years ended April 30, 2009 and 2008 was $162,000.

On May 29, 2009, the Company entered into an amendment agreement to extend the term of its building lease to November 30, 2012.  Commencing December 1, 2009, monthly base rent payments will be $14,800 for the first year of the lease and $15,700 and $17,200 for years two and three, respectively.   The agreement also provides for one month of free rent.

 8. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate.  Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives.  In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan.  The Company made no contributions during the years ended April 30, 2009 or 2008.  The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

9. STOCK OPTION PLANS

The Company has a stock option plan, The 2000 Equity Participation Plan (the “2000 Plan”), that was approved by the Board of Directors and shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized.  The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date subject to the approval of the Board of Directors and the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date. At April 30, 2009, options for 1,212,433 shares were available for future grant under the 2000 Plan.

A summary of the Company’s stock option activity including activity related to options that were granted outside the 2000 Plan and related information for the years ended April 30, 2009 and 2008 (shares in thousands) follows:

	2009		2008
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of year	86	$1.00	119	$1.76
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(2)	1.00	(33)	3.70
Options outstanding, end of year	84	$1.00	86	$1.00
Exercisable at end of year	84	$1.00	86	$1.00

The weighted-average remaining contractual term of the options outstanding approximates 0.48 year.   There was no aggregate intrinsic value for outstanding and exercisable options as of April 30, 2009 and 2008.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, short-term note payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2009 and 2008 due to the short-term maturity of the instruments.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 defines the order in which accounting principles generally accepted in the United States of America should be followed.  SFAS 162 is effective 60 days following the Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Accounting Principles Generally Accepted in the United States of America.”  Our management does not expect the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for periods ending after June 15, 2009.  The adoption of SFAS 165 is not expected to have a material impact on our consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of April 30, 2009 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2009 or 2008.

Subsequent Event

On May 29, 2009, the Company entered into an amendment agreement to extend the term of its building lease to November 30, 2012.  Commencing December 1, 2009, monthly base rent payments will be $14,800 for the first year of the lease and $15,700 and $17,200 for years two and three, respectively.   The agreement also provides for one month of free rent.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

 Management has conducted, with the involvement of our Chief Executive Officer, Chief Financial Officer, and our Director of Corporate Affairs, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2009.  Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of April 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On July 1, 2009, the Board of Directors approved and adopted the Company’s Amended and Restated Code of Conduct and Ethics, a copy of which is attached as an exhibit to this Form 10-K.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

The Board presently consists of the following six directors:  Theodore A. Johnson, Chan Kien Sing, Martin J. O’Meara, Jr., Alain K. Lee, Ooi Lee Meng and Rayvin Yeong Sheik Tan. There is one vacant board seat as of the date of this report.  The current directors will serve until their respective successors have been duly elected and qualified.

Theodore A. Johnson, 69, has been Chairman of the Board since 1994.  He is also Chairman of the Executive Committee , Audit Committee and a member of the Executive Compensation Committee, Nominating Committee and Affiliations Committee.  Mr. Johnson served as Director from 1979 to 1993.  He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital company since 1992.  Mr. Johnson also holds directorships in other private corporations, including a venture capital company.

Chan Kien Sing, 53, has been Director since 1993.  He is Chairman of the Executive Compensation Committee and Nominating Committee.  In addition, Mr. Chan is a member of the Executive Committee.  He also serves as Executive Director of Berjaya Group Berhad, a Malaysian holding company since July 1993.  He is also an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”) and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.

Martin J. O’Meara, Jr., 79, has been Director since 1979.  He is Chairman of the Affiliations Committee and a member of the Audit Committee.  Mr. O’Meara, Jr.  is presently a retired businessman.  Previously he served as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.

Alain K. Lee, 52, has been Director since 1999.  He is a member of the Executive Committee, Executive Compensation Committee and Audit Committee.  Presently, Mr. Lee serves as an independent business consultant to various companies since 2007.  He served as Executive Vice President and Director of Roadhouse Grill, Inc. from 1998 to 2007.

Ooi Lee Meng, 48, has been Director since January 2006.  He is a member of the Executive Committee and Nominating Committee.  Mr. Ooi holds directorships in several other subsidiaries in the Berjaya group of companies, including Berjaya-ILTS Ltd.  He serves as Senior General Manager (Business Development) of Sports Toto Malaysia Sdn Bhd, a related company of ILTS, since October 2005.  Previously he served as Executive Vice President of ILTS from September 2002 to April 2005.

Rayvin Yeong Sheik Tan, 30, became Director of the Company on July 15, 2008.  He serves as an Executive Director of the Board of Berjaya Corporation Berhad, a diversified business entity based in Kuala Lumpur, Malaysia, since September 2005.  Mr. Tan joined the Berjaya Group of Companies in May 2001 as Senior Manager (Corporate Affairs) of Kota Raya Development Sdn Bhd and Noble Circle Management Sdn Bhd.  Presently, he is also a Director of Berjaya Lottery Management (HK) Limited and an Executive Director of Berjaya Sports Toto Berhad.  In addition, Mr. Tan holds directorships in several other subsidiaries in the Berjaya Corporation group of companies including Berjaya Holdings (H.K.) Limited, a listed company in Hong Kong and Taiga Building Products Limited, a listed company in Canada.

Executive Officers of the Registrant

Jeffrey M. Johnson, 48, was appointed as President effective January 2007.  He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.

T. Linh Nguyen, 40, was appointed as Chief Financial Officer since January 2007 and Corporate Secretary since July 2006.  She served as Director of Finance and held various finance and accounting positions at ILTS since November 1999.

There are no family relationships among members of our executive officers or our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee consisting of Messrs. Johnson, O’Meara, Jr. and Lee. The Audit Committee held four meetings during the year.  Mr. Lee, a former employee of an affiliate of BLM, is not considered by the Company to be an independent member of the Audit Committee under the applicable SEC rules and regulations relating to the audit committees.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.  The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls.  During fiscal years 2009 and 2008, all services were pre-approved by the Audit Committee.  The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s principal accountant.

The Board of Directors has determined that the Audit Committee does not have an “audit committee financial expert” as defined  under the applicable SEC rules and regulations because none of the current members of the Audit Committee meet the criteria required for an audit committee financial expert.

Other Committees

The Board of Directors has an Executive Compensation Committee, Executive Committee, Nominating Committee and Affiliations Committee.

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

Code of Ethics

The Company has adopted an amended and restated Code of Conduct and Ethics that applies to all of its employees, officers, directors and consultants, a copy of which is filed as an exhibit to this Form10-K.

Shareholders may obtain a copy of the Code of Conduct and Ethics by writing to the Company: Attention: Corporate Secretary, 2310 Cousteau Court, Vista, CA 92081.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) filings.  Based solely on our review of the Section 16(a) filings, we believe that all required Section 16(a) reports were timely filed during our most recent fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended April 30, 2009 and April 30, 2008, the compensation earned by the Chief Executive Officer and the only executive officer of the Company (the “Named Executive Officers”) earning in excess of $100,000 during such years.

Summary Compensation Table

							Non-Equity	Non-Qualified
							Incentive	Deferred
					Stock Awards	Option Awards	Plan	Compensation	All Other
Name And		Salary		Bonus			Compensation	Earnings	Compensation		Total
Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)

Jeffrey M. Johnson	2009	$140,000	(1)	$-	$-	$-	$-	$-	$8,405	(2)	$148,405
President	2008	$130,000		$-	$-	$-	$-	$-	$8,405	(2)	$138,405

T. Linh Nguyen	2009	$111,666	(1)	$-	$-	$-	$-	$-	$-		$111,666
Chief Financial Officer and Corporate Secretary	2008	$110,000		$-	$-	$-	$-	$-	$-		$110,000
__________________________
There were no Company matching contributions to the Named Executive Officers from the 401(k) plan or other Long Term Compensation Awards during the fiscal years 2009 and 2008.

There were no stock options or stock appreciation rights granted to the Named Executive Officers during the fiscal years 2009 and 2008.
(1) Salaries were prorated to reflect new annual compensations of $160,000 and $115,000 for Mr. Johnson and Ms. Nguyen, respectively, effective January 1, 2009.
(2) Other compensations of $8,405 and $2,800 represent car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.

Options Exercise During Fiscal Year Ended April 30, 2009

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable

	(#)	($)	(#)	(#)
Jeffrey M. Johnson	-	-	-	-
T. Linh Nguyen	-	-	-	-

Outstanding Equity Awards as of April 30, 2009

	Option awards					Stock awards
			Equity incentive plan awards: Number of securities underlying unexercised unearned options					Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested
	(#)	(#)	(#)	($)		(#)	($)	(#)		($)
Jeffrey M. Johnson	20,666	-	-	$1.00	10/22/2009	-	-		-	-
T. Linh Nguyen	-	-	-	-	n/a	-	-		-	-

The Company does not have any employment agreements or change in control arrangements with its executive officers.

Compensation of Directors

The following table summarizes the compensation earned by directors for the year ended April 30, 2009.

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

During the fiscal year ended April 30, 2009, each Director who is not an employee of the Company or its Parent company, BLM, received an annual retainer fee of $4,000 and a fee of $500 for each Board meeting attended.  In addition, each committee’s Chairman, who is not an employee of the Company or its Parent company, BLM, received an annual retainer of $1,000 for services as Chairman of such committee.  All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 7, 2009 by:

i.	each director;
ii.	each executive officer;
iii.	the executive officers and directors of the Company as a group; and
iv.	each person or entity who is a beneficial owner of more than 5% of the Company’s outstanding common shares.

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

Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Shares of Common Stock
	Number			Percent of Class
Common Stock	Theodore A. Johnson, Chairman of the Board	18,606		*
n/a	Chan Kien Sing, Director	-	(b)
Common Stock	Martin J. O’Meara, Jr., Director	111,442		*
n/a	Alain K. Lee, Director	-
n/a	Ooi Lee Meng, Director	-	(b)
n/a	Rayvin Yeong Sheik Tan, Director	-	(b)
Common Stock	Jeffrey M. Johnson, President	22,316	(a)	*
n/a	T. Linh Nguyen, Chief Financial Officer and Corporate Secretary	-

	All directors and executive officers as a group (8 persons)	152,364	(a)	1.18%

	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(b)	71.32%

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

Securities Authorized for Issuance Under Equity Compensation Plans

See the discussion under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of page 13 of this report which is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

During the fiscal years ended April 30, 2009 and 2008, the Company derived revenues from sales of products and services under agreements with four related parties which totaled approximately $3.5 million (54% of total revenue) and $5.5 million (42% of total revenue), respectively.  The Company also had outstanding accounts receivable at April 30, 2009 and 2008 of $37,000 and $454,000, respectively, from these related party customers.  A more detailed description of the transactions with the Company’s related parties in the years ended April 30, 2009 and 2008 are presented in Note 5 entitled “RELATED PARTY TRANSACTIONS” in our Consolidated Financial Statements beginning on page 35 of this report.

Parent Company

As of April 30, 2009, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares of the Company, and is the Parent company of the Company.

Director Independence

The Board has determined that the following directors are not considered to be independent directors under the NASDAQ listing standards:   Chan Kien Sing, Alain K. Lee, Ooi Lee Meng and Rayvin Yeong Sheik Tan.  The Board has determined that the following directors are independent directors under the NASDAQ listing standards: Theodore A. Johnson, Martin J. O’Meara, Jr.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant.  J.H. Cohn LLP was the principal accountant for the years ended April 30, 2009 and 2008.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2009	April 30, 2008

Audit Fees	$117,000	$123,000
Audit Related Fees (a)	10,000	14,000
Tax Fees (b)	4,000	18,000
All Other fees	-	-
	$131,000	$155,000

(a) Audit Related Fees in the amount of $10,000 and $14,000 in fiscal 2009 and 2008, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.

(b) Fees in the amount of $4,000 and $18,000 in fiscal 2009 and 2008, respectively, related to professional services rendered for tax compliance.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A.         Exhibits

(3) (a) Articles of Incorporation, as amended September 13, 1994, reflecting corporate name change, and as amended January 7, 1998, reflecting authorization for 20 million shares of preferred stock and By-laws (incorporated by reference to Form 10-KSB for the year ended December 31, 1994, File No. 0-10294).

(b) Articles of Incorporation as amended June 2, 1998 (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

(d) A By-law Amendment effective June 2, 1998,  relating to officers and directors indemnification and number of directors (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

(b) The Company’s 1990 Stock Incentive Plan (incorporated by reference to Form 10-KSB for the year ended December 31, 1990, File No. 0-10294 and File No. 33-79938).

(d) Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya's stock ownership from 38.5% to 71.4% (incorporated by reference from ILTS's Form 8-K filed on October 18, 1999).

(e) The Company’s Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294).

(14) * The Company’s Amended and Restated Code of Conduct and Ethics

(21) * Subsidiary of the Registrant

(23.1) * Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

(31) * Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) * Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

By:          /s/ Jeffrey M. Johnson
Jeffrey M. Johnson
President

/s/ T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary

Dated: July 8, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	July 8, 2009
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 8, 2009
/s/ Chan Kien Sing Chan Kien Sing	Director	July 8, 2009
/s/ Alain K. Lee Alain K. Lee	Director	July 8, 2009
/s/ Ooi Lee Meng Ooi Lee Meng	Director	July 8, 2009
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	July 8, 2009