Form 10-Q
period 2009-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2009-09-11
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to________________________

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
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No☐

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2009
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	July 31, 2009	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,727	$4,041
Certificates of deposit	888	1,803
Accounts receivable, net	364	116
Costs and estimated earnings in excess of billings on uncompleted contracts	71	3
Inventories, net	1,036	846
Other current assets	125	170
Total current assets	6,211	6,979
Equipment, furniture and fixtures, net	411	415
Other noncurrent assets	69	71
Total assets	$6,691	$7,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$594	$328
Billings in excess of costs and estimated earnings on uncompleted contracts	-	482
Accrued payroll and related taxes	408	450
Warranty reserves	35	21
Payable to Parent	250	250
Other current liabilities	76	62
Deferred revenues	244	248
Total current liabilities	1,607	1,841
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(51,286)	(50,746)
Total shareholders' equity	5,084	5,624
Total liabilities and shareholders' equity	$6,691	$7,465

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2009	2008
Revenues:
Sales of products	$1,274	$1,386
Services	192	101
	1,466	1,487
Cost of sales:
Cost of product sales	993	854
Cost of services	35	28
	1,028	882
Gross profit	438	605

Research and development expenses	477	559
Selling, general and administrative expenses	503	449
Loss from operations	(542)	(403)

Other income (expense):
Interest and dividend income	5	30
Other	(3)	-
Net loss	$(540)	$(373)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(540)	$(373)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	36	56
Warranty reserve expense (adjustments)	14	(22)
Changes in operating assets and liabilities:
Accounts receivable	(248)	383
Costs and estimated earnings in excess of billings on
uncompleted contracts	(68)	(195)
Inventories	(190)	(161)
Other current assets	45	25
Accounts payable	266	187
Income taxes payable	-	-
Billings in excess of costs and estimated earnings on uncompleted
contracts	(482)	393
Accrued payroll and related taxes	(42)	(43)
Warranty reserves	-	(6)
Other liabilities	14	(1)
Deferred revenues	(4)	3
Net cash provided by (used in) operating activities	(1,199)	246

Cash flows from investing activities:
Proceeds from redemption of certificates of deposit	915	190
Additions to equipment, furniture and fixtures	(30)	(121)
Net cash provided by investing activities	885	69

Net increase (decrease) in cash and cash equivalents	(314)	315
Cash and cash equivalents at beginning of period	4,041	5,049
Cash and cash equivalents at end of period	$3,727	$5,364

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiary, Unisyn Voting Solutions, Inc.  All significant inter-company accounts and transactions are eliminated in consolidation.

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 filed with the SEC on July 8, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  Actual results could differ from those estimates.  Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through September 11, 2009, the date of filing of this Form 10-Q.

Deferred Revenues

Deferred revenues of approximately $244,000 as of July 31, 2009 represent prepayments for software products which were related to the use of the PBC voting system and prepaid software support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the three months ended July 31, 2009 is as follows:

(Amounts in thousands)
Balance at May 1, 2009	$21
Additional reserves	17
Warranty reserve expense adjustments	(3)
Balance at July 31, 2009	$35

Income Tax Uncertainties

The Company became subject to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) as of May 1, 2007.  The adoption of FIN 48 had no material effect on the Company’s condensed consolidated financial statements for the periods ended July 31, 2009 or 2008.

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

The Company’s segment information is presented below:
	As of and for the Three Months Ended
	July 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$1,361	$105	$1,466
Income (loss) from operations	30	(572)	(542)
Depreciation and amortization	31	5	36
Cost and estimated earnings in excess of billings on uncompleted contracts	71	-	71
Equipment, furniture and fixtures, net	231	180	411
Capitalized computer software development costs, net	-	2	2
Intangible assets – patent, net	-	18	18
Warranty reserves	35	-	35
Deferred revenues	8	236	244

	As of and for the Three Months Ended
	July 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$1,467	$20	$1,487
Income (loss) from operations	221	(624)	(403)
Depreciation and amortization	33	23	56
Cost and estimated earnings in excess of billings on uncompleted contracts	194	58	252
Equipment, furniture and fixtures, net	343	56	399
Capitalized computer software development costs, net	-	27	27
Intangible assets – patent, net	-	22	22
Warranty reserves	42	355	397
Deferred revenues	9	212	221

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	July 31,	April 30,
(Amounts in thousands)	2009	2009
Raw materials and subassemblies	$1,036	$846

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares outstanding during the period.

At July 31, 2009 and 2008, the effects of the assumed exercise of options to purchase 84,000 and 86,000 shares of the Company’s common stock, respectively, at the price of $1.00, were not included in the computation of diluted net loss per share amounts because they were anti-dilutive for that purpose because of the reported net loss.

 Stock Options

Descriptions of the stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.  A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the three months ended July 31, 2009 are presented below:
(shares in thousands)
Stock Options	Shares	Weighted -Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at May 1, 2009	84	$1.00	0.48 year	-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	-	-
Options outstanding and exercisable at July 31, 2009	84	$1.00	0.23 year	-

All stock options previously granted to employees were fully vested as of July 31, 2009.  In addition, the Company did not grant any stock options or warrants to employees in the year ended April 30, 2009 and the three months ended July 31, 2009.  Therefore, there was no share-based compensation expense related to employee stock options recognized during the three months ended July 31, 2009.

Major Customers

	Three Months Ended July 31,

	2009	2008
Revenue:
From unrelated customers	No individual customer accounted for more than 10% of total revenue	Two customers accounted for 77% of total revenue
From related customers	Two customers accounted for 82% of total revenue	One customer accounted for 15% of total revenue

Related Party Transactions

During the three months ended July 31, 2009 and 2008, revenues from all related party agreements for sales of products and services totaled approximately $1.2 million (82% of total revenue) and $305,000 (21% of total revenue), respectively.   Included in accounts receivable at July 31, 2009 was $317,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2009 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2009.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·	There were no related party sales to BLM in the three months ended July 31, 2009 or 2008;
·	There were no accounts receivable balances from BLM at July 31, 2009; and
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of July 31, 2009.

Philippine Gaming Management Corporation

On March 6, 2009, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipment of these products began in the first quarter of fiscal 2010.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

·	Revenue recognized on the shipment of lottery products totaled approximately $1.1 million and $220,000 during the three months ended July 31, 2009 and 2008, respectively;
·	Costs and estimated earnings in excess of billings relating to the abovementioned lottery product order dated March 6, 2009 totaled $71,000 as of July 31, 2009; and
·	Accounts receivable from shipment of lottery products totaled $312,000 as of July 31, 2009.

Sports Toto Malaysia

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), a related party.

The financial activities and balances related to transactions with STM were as follows:

·	Revenues of $151,000 and $71,000 were recognized on the sale of lottery products and software support services during the three months ended July 31, 2009 and 2008, respectively;
·	There was deferred revenue of $8,000 on software support services as of July 31, 2009; and
·	There was no accounts receivable balance from STM as of July 31, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS 168 and provide the additional disclosure requirements for the second interim period in fiscal 2010.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, such factors, among others, as dependence on business from foreign customers sometimes located and operated in politically unstable regions, political and governmental decisions as to the establishment of lottery and other wagering industries in which our products are marketed, fluctuations in quarter-by-quarter operating results, market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" described in our Annual Report on Form 10-K for the year ended April 30, 2009, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable.  We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates.  The areas most sensitive to estimation are revenue recognition, warranty reserves, inventory valuation, the allowance for doubtful accounts and the deferred tax valuation allowance.

RESULTS OF OPERATIONS

Revenue Analysis
	Three Months Ended
(Amounts in thousands)	July 31,
Revenues	2009	2008	Change
Products:
Contracts	$964	$941	$23
Spares	310	445	(135)
Total Products	1,274	1,386	(112)
Services:
Software Support	168	81	87
Product Servicing and Support	24	20	4
Total Services	192	101	91
	$1,466	$1,487	$(21)

Significant fluctuations in period-to-period contract revenue are expected in both gaming and voting industries since individual contracts are generally considerable in value, and the timing of contracts does not occur in a predictable trend. Contracts from the same customer generally may not recur or generally do not recur in the short-term.  Accordingly, comparative results between quarters may not be indicative of trends in contract revenue.

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

Contract revenue for the three months ended July 31, 2009 was $964,000, compared to $941,000 in the same period in 2008.  Revenue for 2009 was derived from the shipment of lottery products to two customers while revenue for 2008 was primarily related to one contract.

Spares revenue for the three months ended July 31, 2009 was $310,000, compared to $445,000 for the corresponding period in 2008.  Higher spares revenue in 2008 was attributable to higher demand for spare parts from the same pool of customers. We derived spares revenue from various customers on the shipment of spares orders.  Customer demand for spare parts fluctuates from period to period.

Software support revenues totaled $168,000 and $81,000 for the three months ended July 31, 2009 and 2008, respectively.  The increase in 2009 is due to one additional software support agreement.

Product servicing and support revenue for the period ended July 31, 2009 remained relatively insignificant and constant as compared to that of the same period in 2008.

Related party revenue of approximately $1.2 million accounted for 82% of total revenue in the three months ended July 31, 2009, compared to $305,000 or 21% of total revenue in the corresponding period in 2008.

Cost of Sales and Gross Profit Analysis

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2009		2008
Revenues:
Products	$1,274	87%	$1,386	93%
Services	192	13%	101	7%
Total revenues	$1,466	100%	$1,487	100%

Cost of sales:
Products	$993	68%	$854	57%
Services	35	2%	28	2%
Total costs of sales	$1,028	70%	$882	59%

Gross profit:
Products	$281	19%	$532	36%
Services	157	11%	73	5%
Total gross profit	$438	30%	$605	41%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 30% for the three months ended July 31, 2009, compared to 41% for the corresponding period in 2008.  The reduction in gross profit margins for 2009 is principally due to substantially higher unabsorbed production overhead costs resulting from lower utilization of production labor resources as less research and development efforts were expended.

Research and Development Expenses (“R&D”)

For the three months ended July 31, 2009, R&D expenses were $477,000, compared to $559,000 in the same period in 2008.  We attribute the decrease to the gradual completion of the development phase of new voting system products.  We anticipate that R&D expenses will continue to decrease moderately in coming quarters as we complete development of new voting system products.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2009 were $503,000, compared to $449,000 in the same period in 2008.  The increase of $54,000 in SG&A expenses is primarily related to higher personnel costs, increased sales and marketing related expenses and costs associated with the Sarbanes-Oxley compliance efforts. We anticipate that SG&A expense will remain relatively constant for the remaining quarters of fiscal 2010.

Other Income

Other income in the three months ended July 31, 2009 and 2008 consisted of interest and dividend income.  We derived interest and dividend income from certificates of deposit and cash and cash equivalent balances during the periods ended July 31, 2009 and 2008.  The significant reduction in interest and dividend income is due primarily to lower yield and return on investments as a result of the financial market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at July 31, 2009 was $4.6 million.

Contract backlog at July 31, 2009 was approximately $1.1 million.  Of this amount, approximately $881,000 will be derived from shipment of lottery products to a related customer.  The remaining contract backlog amount of approximately $212,000 relates to an executed voting contract with an unrelated customer.

Additional sources of cash through July 31, 2010 are expected to be derived from spares and software support revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2010, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2010.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Three Months Ended
	July 31,	July 31,	Increase
	2009	2008	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(1,199)	$246	$(1,445)
Investing activities	885	69	816
Net increase (decrease) in cash and cash equivalents	$(314)	$315	$(629)

Cash Flow Analysis

Net cash used in operating activities was $1.2 million for the three months ended July 31, 2009, compared to net cash provided by operating activities of $246,000 for the same period in 2008.   The primary factors contributing to the variability in the reported cash flow amounts relate to the timing of contract milestone invoicing, receipt of payments and recognition of contract revenue in 2009, which effectively reduced the total billings in excess of costs and estimated earnings on uncompleted contracts.  In addition, the net loss incurred in 2009 was $167,000 higher than that of 2008.

Net cash provided by investing activities was $885,000 for the three months ended July 31, 2009, compared to $69,000 in 2008.  Net cash provided by investing activities in the three months ended July 31, 2009 resulted primarily from the redemption of matured certificates of deposits.  Capital expenditures amounted to $30,000 in the three months ended July 31, 2009, compared to $121,000 in 2008.  Higher capital expenditures in 2008 were related to the purchase of test equipment and tooling equipment.

There were no financing activities for the three months ended in July 31, 2009 or 2008.

Capital Resources

As of July 31, 2009, there were no unused credit facilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.
ITEM 1A.	RISK FACTORS
The discussion of risk factors relating to our business is disclosed in our Form 10-K for the fiscal year ended April 30, 2009 filed with the SEC on July 8, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

A.          Exhibits

Exhibit Number	Document Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 11, 2009		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary