Form 10-Q
period 2009-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2009-12-10
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 9, 2009
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	October 31, 2009	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,951	$4,041
Certificates of deposit	-	1,803
Accounts receivable, net of allowance for doubtful accounts of $75	533	116
Costs and estimated earnings in excess of billings on uncompleted contracts	67	3
Inventories, net	795	846
Other current assets	107	170
Total current assets	5,453	6,979
Equipment, furniture and fixtures, net	376	415
Other noncurrent assets	68	71
Total assets	$5,897	$7,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$348	$328
Billings in excess of costs and estimated earnings on uncompleted contracts	-	482
Accrued payroll and related taxes	355	450
Warranty reserves	34	21
Payable to Parent	250	250
Other current liabilities	41	62
Deferred revenues	364	248
Total current liabilities	1,392	1,841
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(51,865)	(50,746)
Total shareholders' equity	4,505	5,624
Total liabilities and shareholders' equity	$5,897	$7,465

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues:
Sales of products	$1,299	$2,555	$2,573	$3,941
Services	165	131	357	232
	1,464	2,686	2,930	4,173
Cost of sales:
Cost of product sales	1,122	848	2,115	1,702
Cost of services	26	34	61	62
	1,148	882	2,176	1,764
Gross profit	316	1,804	754	2,409

Research and development expenses	391	496	868	1,055
Selling, general and administrative expenses	506	474	1,009	923
Income (loss) from operations	(581)	834	(1,123)	431

Other income (expense):
Interest and dividend income	2	29	7	59
Other	-	(3)	(3)	(3)
Net income (loss)	$(579)	$860	$(1,119)	$487

Net income (loss) per share:
Basic and diluted	$(0.04)	$0.07	$(0.08)	$0.04
Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,119)	$487
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	72	119
Warranty reserve expense (adjustments)	16	(357)
Changes in operating assets and liabilities:
Accounts receivable	(417)	(90)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(64)	57
Inventories	51	457
Other current assets	63	79
Accounts payable	20	(144)
Billings in excess of costs and estimated earnings on uncompleted
contracts	(482)	140
Accrued payroll and related taxes	(95)	(68)
Warranty reserves	(3)	(13)
Other liabilities	(21)	(13)
Deferred revenues	116	2
Net cash provided by (used in) operating activities	(1,863)	656

Cash flows from investing activities:
Purchases of certificates of deposit	-	(285)
Proceeds from redemption of certificates of deposit	1,803	474
Additions to equipment, furniture and fixtures	(30)	(245)
Net cash provided by (used in) investing activities	1,773	(56)

Net increase (decrease) in cash and cash equivalents	(90)	600
Cash and cash equivalents at beginning of period	4,041	5,049
Cash and cash equivalents at end of period	$3,951	$5,649

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

Financial Accounting Standard Board Accounting Standards Codification

During the quarter ended October 31, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of US GAAP.  The guidance establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States.

Subsequent Events

In accordance with FASB ASC Topic 855, "Subsequent Events," the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through December 10, 2009, the date of filing of this Form 10-Q.

Deferred Revenues

Deferred revenues of approximately $364,000 as of October 31, 2009 represent prepayments for software products which were related to the use of the PBC voting system and other software and technical support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the six months ended October 31, 2009 is as follows:

(Amounts in thousands)
Balance at May 1, 2009	$21
Additional reserves	34
Warranty reserve expense adjustments	(18)
Charges incurred	(3)
Balance at October 31, 2009	$34

Income Tax Uncertainties

The Company became subject to the provisions of FASB ASC 740-10 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” as of May 1, 2007.  The adoption of FASB ASC 740-10 had no material effect on the Company’s condensed consolidated financial statements for the periods ended October 31, 2009 or 2008.

Segment Information

FASB ASC 280 “Segment Reporting” requires companies to report certain information about operating segments in their condensed consolidated financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  FASB ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.   The voting system business generated licensing revenue, manufacturing and product servicing and support revenue.

The Company’s segment information is presented below:
	As of and for the Three Months Ended
	October 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$1,385	$79	$1,464
Income (loss) from operations	18	(599)	(581)
Depreciation and amortization	31	5	36
Cost and estimated earnings in excess of billings on uncompleted contracts	67	-	67
Equipment, furniture and fixtures, net	197	179	376
Capitalized computer software development costs, net	-	2	2
Intangible assets – patent, net	-	17	17
Warranty reserves	34	-	34
Deferred revenues	8	356	364

	As of and for the Three Months Ended
	October 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$2,105	$581	$2,686
Income from operations	615	219	834
Depreciation and amortization	31	32	63
Equipment, furniture and fixtures, net	318	162	480
Capitalized computer software development costs, net	-	8	8
Intangible assets – patent, net	-	21	21
Warranty reserves	55	-	55
Deferred revenues	8	212	220

	As of and for the Six Months Ended
	October 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$2,746	$184	$2,930
Income (loss) from operations	48	(1,171)	(1,123)
Depreciation and amortization	62	10	72
Cost and estimated earnings in excess of billings on uncompleted contracts	67	-	67
Equipment, furniture and fixtures, net	197	179	376
Capitalized computer software development costs, net	-	2	2
Intangible assets – patent, net	-	17	17
Warranty reserves	34	-	34
Deferred revenues	8	356	364

	As of and for the Six Months Ended
	October 31, 2008
	Gaming Business	Voting Business	Totals
Total revenues	$3,572	$601	$4,173
Income (loss) from operations	836	(405)	431
Depreciation and amortization	64	55	119
Equipment, furniture and fixtures, net	318	162	480
Capitalized computer software development costs, net	-	8	8
Intangible assets – patent, net	-	21	21
Warranty reserves	55	-	55
Deferred revenues	8	212	220

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	October 31,	April 30,
(Amounts in thousands)	2009	2009
Raw materials and subassemblies	$795	$846

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period.

During the three months ended October 31, 2009, the remaining 84,000 options expired.  Therefore, there were no outstanding options available at October 31, 2009.  At October 31, 2008, the effects of the assumed exercise of options to purchase 86,000 shares of the Company’s common stock, respectively, at the price of $1.00, were not included in the computation of diluted net income per share amounts because they were anti-dilutive for that purpose.

 Stock Options

Descriptions of the stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.  A summary of the status of the Company’s vested stock options including changes related to options that were granted outside the 2000 Plan and related information for the six months ended October 31, 2009 are presented below:
(shares in thousands)
Stock Options	Shares	Weighted -Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at May 1, 2009	84	$1.00	0.48 year	-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	(84)	-
Options outstanding and exercisable at October 31, 2009	-	$-	-	-

The Company did not grant any stock options or warrants to employees in the year ended April 30, 2009 and the six months ended October 31, 2009.  Therefore, there was no share-based compensation expense related to employee stock options recognized during the three and six months ended October 31, 2009 and 2008.

Major Customers
	Three Months Ended October 31,		Six Months Ended October 31,

	2009	2008	2009	2008
Revenue:
From unrelated customers	One customer accounted for 19% of total revenue	Two customers accounted for 41% of total revenue	One customer accounted for 14% of total revenue	Two customers accounted for 49% of total revenue
From related customers	One customer accounted for 69% of total revenue	One customer accounted for 52% of total revenue	One customer accounted for 70% of total revenue	One customer accounted for 39% of total revenue

Related Party Transactions

During the three months ended October 31, 2009 and 2008, revenues from all related party agreements for sales of products and services totaled approximately $1.1 million (75% of total revenue) and $1.5 million (56% of total revenue), respectively.  Related party revenues for the six months ended October 31, 2009 and 2008 were approximately $2.3 million (78% of total revenue) and $1.8 million (43% of total revenue), respectively.  Included in accounts receivable at October 31, 2009 was $395,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2009 and 2008 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2009.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·	There were no related party sales to BLM in the three and six months ended October 31, 2009 or 2008;
·	There were no accounts receivable balances from BLM as of October 31, 2009; and
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of October 31, 2009.

Philippine Gaming Management Corporation

On March 6, 2009, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipments of these products were completed in the first and second quarters of fiscal 2010.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenues recognized on the shipment of the lottery products during the three and six months ended October 31, 2009 totaled approximately $1.0 million and $2.1 million, respectively. For the three and six months ended October 31, 2008, revenues recognized on the shipment of the lottery products totaled approximately $1.4 million and $1.6 million, respectively;

·
Costs and estimated earnings in excess of billings relating to the abovementioned lottery product order dated March 6, 2009 and a software development project totaled $67,000 as of October 31, 2009; and

·	Accounts receivable from the sale of lottery products totaled $356,000 as of October 31, 2009.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), a related party.

The financial activities and balances related to transactions with STM were as follows:

·
Revenues of $71,000 and $222,000 were recognized on the sale of software support services and lottery products during the three and six months ended October 31, 2009, respectively.  During the three and six months ended October 31, 2008, revenues of $96,000 and $166,000 were recognized on the sale of software support services and lottery products, respectively;

·	There was deferred revenue of $8,000 on software support services as of October 31, 2009;
·	There were no net billings in excess of costs and estimated earnings on uncompleted contract as of October 31, 2009; and
·	Accounts receivable totaled $29,000 as of October 31, 2009.

Sports Toto Computers Sdn. Bhd.

The Company signed a Consulting and Service Agreement with Sports Toto Computers Sdn. Bhd. (“STC”), a related party, in August 2008 to engage STC in providing consulting, programming and other related services to the Company.

During the three and six months ended October 31, 2009, the Company incurred approximately $45,000 and $90,000, respectively for the consulting and programming STC provided.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Subsequent Event

On November 16, 2009, the Company received from PGMC, a related party and a subsidiary of BLM, an order valued at $330,000 for software development.  The project is scheduled for completion by January 2010.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable.  We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates.  The areas most sensitive to estimation are revenue recognition,  inventory valuation, the allowance for doubtful accounts and the deferred tax valuation allowance.

RESULTS OF OPERATIONS

Revenue Analysis
	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2009	2008	Change	2009	2008	Change
Products:
Contracts	$885	$1,796	$(911)	$1,849	$2,737	$(888)
Licensing	-	479	(479)	-	479	(479)
Spares	414	280	134	724	725	(1)
Total Products	1,299	2,555	(1,256)	2,573	3,941	(1,368)
Services:
Software Support	159	85	74	327	166	161
Product Servicing and Support	6	46	(40)	30	66	(36)
Total Services	165	131	34	357	232	125
	$1,464	$2,686	$(1,222)	$2,930	$4,173	$(1,243)

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

The current domestic and global economic slowdown and tightening of the credit markets may adversely affect our business and financial condition in ways that we cannot reasonably predict.  For the gaming business, due to the tightening of the credit markets, our potential and existing customers may not be able to secure financing for lottery projects which will effectively impact our revenue potential.  For the voting business, various government entities and jurisdictions have experienced severe budget constraints which could compel them to delay or cancel their purchasing decisions, and hence, impact our ability to generate revenue.

Contract revenue for the three months ended October 31, 2009 was $885,000, compared to $1.8 million in the same period in 2008.  For the six months ended October 31, 2009, contract revenue was $1.8 million, compared to $2.7 million for the corresponding period in 2008.  We generated limited contract sales in fiscal 2009 due to the absence of one contract, compared to the same period in the prior fiscal year.

During the three and six months ended October 31, 2009, we did not generate any licensing revenue due to limited opportunity. Licensing revenue of $479,000 for the three months and six months ended October 31, 2008 was related to the Prior Agreement between ILTS and Election Systems & Software, Inc. (“ES&S”) whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed.

Spares revenue for the three months ended October 31, 2009 was $414,000, compared to $280,000 for the corresponding period in 2008.  For the six months ended October 31, 2009, spares revenue was $724,000, compared to $725,000 for the same period in 2008.  We derived spares revenue from relatively the same pool of customers as compared to the same periods in the prior year.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended October 31, 2009 was $159,000, compared to $85,000 for the corresponding period in 2008. For the six months ended October 31, 2009, software support revenue was $327,000, compared to $166,000 for the same period in 2008. The increase in software support revenue in 2009 is due to one additional software support agreement with an unrelated customer.

Product servicing and support revenue for the periods ended October 31, 2009 and 2008 remained relatively insignificant.

Related party revenue of approximately $1.1 million accounted for 75% of total revenue in the three months ended October 31, 2009, compared to $1.5 million or 56% of total revenue in the corresponding period in 2008.  For the six months ended October 31, 2009, related party revenue of approximately $2.3 million accounted for 78% of total revenue, compared to $1.8 million or 43% of total revenue in the corresponding period in 2008.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
(Amounts in thousands)	2009		2008		2009		2008
Revenues:
Products	$1,299	89%	$2,555	95%	$2,573	88%	$3,941	94%
Services	165	11%	131	5%	357	12%	232	6%
Total revenues	$1,464	100%	$2,686	100%	$2,930	100%	$4,173	100%

Cost of sales:
Products	$1,122	77%	$848	32%	$2,115	72%	$1,702	40%
Services	26	2%	34	1%	61	2%	62	2%
Total costs of sales	$1,148	79%	$882	33%	$2,176	74%	$1,764	42%

Gross profit:
Products	$177	12%	$1,707	63%	$458	16%	$2,239	54%
Services	139	9%	97	4%	296	10%	170	4%
Total gross profit	$316	21%	$1,804	67%	$754	26%	$2,409	58%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 21% for the three months ended October 31, 2009, compared to 67% for the corresponding period in 2008.  For the six months ended October 31, 2009, overall gross profit margins were at 26%, compared to 58% in the same period in 2008.   The reductions in gross profit margins in 2009 are largely due to substantially higher unabsorbed production costs resulting from decreased utilization of labor as there were fewer contract related activities and less research and development efforts expended.  The absence of licensing revenue in 2009 and reduced profit margins on the sales of spare parts also contributed to the decline in gross profit margins.  In addition, during the three months ended October 31, 2008, we recorded warranty reserve expense adjustment of $357,000 to reflect the expiration of our software warranty obligations with one customer.  This adjustment reduced the cost of sales which effectively increased the gross profit margin in 2008.

Research and Development Expenses (“R&D”)

For the three months ended October 31, 2009, R&D expenses were $391,000, compared to $496,000 in the same period in 2008.  For the six months ended October 31, 2009, R&D expenses were $868,000, compared to $1.1 million in the same period in 2008.  We attribute the decreases to the gradual completion of the development phase of new voting system products.  We anticipate that R&D expenses will continue to decrease moderately in coming quarters as we complete development of new voting system products.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2009 were $506,000, compared to $474,000 in the same period in 2008.   For the six months ended October 31, 2009, SG&A expenses were $1.0 million, compared to $923,000 in the same period in 2008.  The increases in SG&A expenses are primarily related to higher personnel costs and internal labor costs incurred and allocated for compliance work related to the Sarbanes-Oxley requirements, partially offset by lower legal fees. We anticipate that SG&A expense will remain relatively constant for the remaining quarters of fiscal 2010.

Other Income

Other income in the three and six months ended October 31, 2009 and 2008 consisted of interest and dividend income.  We derived interest and dividend income from certificates of deposit and cash and cash equivalent balances during the three and six months periods ended October 31, 2009 and 2008.  The significant reduction in interest and dividend income is due primarily to lower cash balances and reduced yield and return on investments as a result of the financial market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at October 31, 2009 was $4.1 million.

Contract backlog at October 31, 2009 was approximately $620,000.  Of this amount, approximately $408,000 will be derived from software and technical support services provided to both related and unrelated customers.  The remaining contract backlog amount of approximately $212,000 relates to an executed voting contract with an unrelated customer.

Additional sources of cash through October 31, 2010 are expected to be derived from pending contract executions, spares and software support revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2010, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2010.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Six Months Ended
	October 31,	October 31,	Increase
	2009	2008	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(1,863)	$656	$(2,519)
Investing activities	1,773	(56)	1,829
Net increase (decrease) in cash and cash equivalents	$(90)	$600	$(690)

Cash Flow Analysis

Net cash used in operating activities was $1.9 million for the six months ended October 31, 2009, compared to net cash provided by operating activities of $656,000 for the same period in 2008.   The primary factors contributing to the variability in the reported cash flow amounts relate to a net loss of $1.1 million incurred in 2009, compared to a net income of $487,000 in 2008, timing of contract milestone invoicing, receipt of payments and recognition of contract revenue in 2009, which effectively reduced the total billings in excess of costs and estimated earnings on uncompleted contracts.  In addition, the reduction in inventory was less significant in 2009, compared to that of 2008, partially offset by a relatively larger increase in deferred revenue in 2009 due to advance billings on a new support service arrangement.

Net cash provided by investing activities was $1.8 million for the six months ended October 31, 2009, compared to net cash used by investing activities of $56,000 in 2008.  Net cash provided by investing activities in the six months ended October 31, 2009 resulted primarily from the redemption of matured certificates of deposits.  Capital expenditures amounted to $30,000 in the six months ended October 31, 2009, compared to $245,000 in 2008.  Higher capital expenditures in 2008 were related to the purchase of test and tooling equipment.

There were no financing activities for the three months ended in October 31, 2009 or 2008.

Capital Resources

As of October 31, 2009, there were no unused credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: December 10, 2009		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary