Form 10-Q
period 2010-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2010-03-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2010
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	January 31, 2010	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,240	$4,041
Certificates of deposit	1,214	1,803
Accounts receivable, net of allowance for doubtful accounts of $75	205	116
Costs and estimated earnings in excess of billings on uncompleted contracts	-	3
Inventories, net	730	846
Other current assets	391	170
Total current assets	6,780	6,979
Equipment, furniture and fixtures, net	349	415
Other noncurrent assets	74	71
Total assets	$7,203	$7,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$250	$328
Billings in excess of costs and estimated earnings on uncompleted contracts	1,820	482
Accrued payroll and related taxes	385	450
Warranty reserves	23	21
Payable to Parent	250	250
Other current liabilities	40	62
Deferred revenues	366	248
Total current liabilities	3,134	1,841
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(52,301)	(50,746)
Total shareholders' equity	4,069	5,624
Total liabilities and shareholders' equity	$7,203	$7,465

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues:
Sales of products	$910	$778	$3,483	$4,719
Services	174	184	531	416
	1,084	962	4,014	5,135
Cost of sales:
Cost of product sales	674	777	2,789	2,479
Cost of services	9	18	70	80
	683	795	2,859	2,559
Gross profit	401	167	1,155	2,576

Research and development expenses	427	527	1,295	1,582
Selling, general and administrative expenses	421	339	1,430	1,262
Loss from operations	(447)	(699)	(1,570)	(268)

Other income (expense):
Interest and dividend income	1	17	8	76
Other	-	(4)	(3)	(7)
Loss before income taxes	(446)	(686)	(1,565)	(199)
Provision for (benefit of) income taxes	(10)	-	(10)	-
Net loss	$(436)	$(686)	$(1,555)	$(199)

Net loss per share:
Basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.01)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,555)	$(199)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	105	162
Warranty reserve expense (adjustments)	11	(382)
Gain on sale of equipment	-	(71)
Changes in operating assets and liabilities:
Accounts receivable	(89)	320
Costs and estimated earnings in excess of billings on uncompleted contracts	3	56
Inventories	116	97
Other current assets	(221)	(5)
Accounts payable	(78)	116
Billings in excess of costs and estimated earnings on uncompleted contracts	1,338	157
Accrued payroll and related taxes	(65)	(2)
Warranty reserves	(9)	(17)
Payable to Parent	-	1
Other liabilities	(22)	(21)
Deferred revenues	118	29
Net cash provided by (used in) operating activities	(348)	241

Cash flows from investing activities:
Purchases of certificates of deposit	(1,214)	(385)
Proceeds from redemption of certificates of deposit	1,803	569
Additions to equipment, furniture and fixtures	(34)	(248)
Additions to intangible asset	(8)	-
Proceeds from sale of equipment	-	71
Net cash provided by investing activities	547	7

Net increase in cash and cash equivalents	199	248
Cash and cash equivalents at beginning of period	4,041	5,049
Cash and cash equivalents at end of period	$4,240	$5,297

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Description of the Business

International Lottery & Totalizator Systems, Inc. (“ILTS” or the “Company,” together with its subsidiary,) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global online lottery and pari-mutuel racing industries.  The wagering system features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct online lotteries.  The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to six months lead time before delivery of hardware begins.

In recent years, the Company has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company recently became the first to receive the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the Election Assistance Commissions (“EAC”) for its OpenElect® digital optical scan election system - the only digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction's procurement process, the Company will provide the OpenElect® products’ source code for independent review.

These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet the NASED 2002 VSS and the EAC 2005 VVSG standards. In addition, the Company’s voting systems offer the following features:

•           High level of security and vote encryption to ensure integrity and voter privacy;
•           Electronic and paper audit trails that offer added security and redundancy for recounts;
•           Minimal training for poll workers to set-up and operate; and
•           Minimal voter re-education.

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

Financial Accounting Standard Board Accounting Standards Codification

During the quarter ended October 31, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of US GAAP.  The guidance establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States.

Subsequent Events

In accordance with FASB ASC Topic 855, "Subsequent Events," the Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through the date of filing of this Form 10-Q.

Deferred Revenues

Deferred revenues of approximately $366,000 as of January 31, 2010 represent prepayments for software products which were related to the use of the PBC voting system and other software and technical support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the nine months ended January 31, 2010 is as follows:

(Amounts in thousands)
Balance at May 1, 2009	$21
Additional reserves	40
Warranty reserve expense adjustments	(29)
Charges incurred	(9)
Balance at January 31, 2010	$23

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

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.   The voting system business generates licensing revenue, manufacturing and product servicing and support revenue.

The Company’s segment information is presented below:

	As of and for the Three Months Ended
	January 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$1,004	$80	$1,084
Income (loss) from operations	92	(539)	(447)
Depreciation and amortization	28	5	33
Equipment, furniture and fixtures, net	190	159	349
Deferred revenues	14	352	366

	As of and for the Three Months Ended
	January 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$862	$100	$962
Loss from operations	(188)	(511)	(699)
Depreciation and amortization	36	7	43
Equipment, furniture and fixtures, net	285	160	445
Deferred revenues	8	239	247

	As of and for the Nine Months Ended
	January 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$3,750	$264	$4,014
Income (loss) from operations	140	(1,710)	(1,570)
Depreciation and amortization	90	15	105
Equipment, furniture and fixtures, net	190	159	349
Deferred revenues	14	352	366

	As of and for the Nine Months Ended
	January 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$4,434	$701	$5,135
Income (loss) from operations	648	(916)	(268)
Depreciation and amortization	100	62	162
Equipment, furniture and fixtures, net	285	160	445
Deferred revenues	8	239	247

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  Inventories consisted of raw materials and subassemblies totaling approximately $730,000 and $846,000 as of January 31, 2010 and April 30, 2009, respectively.

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

During the three months ended October 31, 2009, the 84,000 options outstanding expired.  Therefore, there were no outstanding options at January 31, 2010.  At January 31, 2009, the effects of the assumed exercise of options to purchase 86,000 shares of the Company’s common stock at the price of $1.00 were not included in the computation of diluted net loss per share amounts because they were anti-dilutive for that purpose.

 Stock Options

Descriptions of the stock option plans are included in Note 9 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.  A summary of the status of the Company’s vested stock options for the nine months ended January 31, 2010 is presented below:

(shares in thousands)
Stock Options	Shares	Weighted -Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at May 1, 2009	84	$1.00	0.48 year	-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	(84)	-
Options outstanding at January 31, 2010	-	$-	-	-

The Company did not grant any stock options or warrants to employees in the year ended April 30, 2009 and the nine months ended January 31, 2010.  There was no share-based compensation expense related to employee stock options recognized during the three and nine months ended January 31, 2010 and 2009.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented.

	Three Months Ended January 31,		Nine Months Ended January 31,

	2010	2009	2010	2009
Revenue:
From unrelated customers	One customer accounted for 21% of total revenue	Two customers accounted for 35% of total revenue	One customer accounted for 16% of total revenue	Two customers accounted for 42% of total revenue
From related customers	Two customers accounted for 64% of total revenue	One customer accounted for 49% of total revenue	One customer accounted for 64% of total revenue	Two customers accounted for 45% of total revenue

Related Party Transactions

During the three months ended January 31, 2010 and 2009, revenues from all related party agreements for sales of products and services totaled approximately $771,000 (71% of total revenue) and $572,000 (59% of total revenue), respectively.  Related party revenues for the nine months ended January 31, 2010 and 2009 were approximately $3.1 million (77% of total revenue) and $2.4 million (47% of total revenue), respectively.  Included in accounts receivable at January 31, 2010 was $181,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2010 and 2009 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of January 31, 2010.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•           There were no related party sales to BLM in the three and nine months ended January 31, 2010 and 2009;
•           There were no accounts receivable balances from BLM as of January 31, 2010; and
•           Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of January 31, 2010.

Philippine Gaming Management Corporation

On January 11, 2010, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipments of these products are expected to begin in the first quarter of fiscal 2011 and complete in the second quarter of fiscal 2011.

On November 16, 2009, the Company executed an agreement with PGMC to provide software product and services valued at approximately $380,000.  The implementation of the software product was completed in the third quarter of fiscal 2010, and the related revenue was recognized.

On March 6, 2009, the Company received from PGMC an order valued at approximately $1.8 million for lottery products. Shipments of these products were completed in the first and second quarters of fiscal 2010, and the related revenue was recognized.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

•           Revenues recognized on the sale of lottery products, software and support service during the three and nine months ended January 31, 2010 totaled approximately $489,000 and $2.5 million, respectively.  For the three and nine months ended January 31, 2009, revenues recognized on the shipment of the lottery products totaled approximately $89,000 and $1.7 million, respectively;
•           Billings in excess of costs and estimated earnings relating to the lottery product order dated January 11, 2010 mentioned above totaled $441,000 as of January 31, 2010;
•           There was deferred revenue of $5,000 on software support services as of January 31, 2010; and
•           Accounts receivable from the sale of lottery products and services totaled $48,000 as of January 31, 2010.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), a related party.

On January 11, 2010, the Company received from STM an order valued at $255,000 for lottery products.  The products are scheduled for delivery in the fourth quarter of fiscal 2010.

The financial activities and balances related to transactions with STM were as follows:

•           Revenues of $73,000 and $295,000 were recognized on the sale of software support services and lottery products during the three and nine months ended January 31, 2010, respectively.  During the three and nine months ended January 31, 2009, revenues of $467,000 and $633,000 were recognized on the sale of software development, software support services and lottery products, respectively;
•           There was deferred revenue of $9,000 on software support services as of January 31, 2010;
•           Net billings in excess of costs and estimated earnings relating to the abovementioned order dated January 11, 2010 totaled $125,000 as of January 31, 2010; and
•           Accounts receivable totaled $128,000 as of January 31, 2010.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), a related party, with lottery and software products, support services and spare parts.

On December 16, 2009, the Company signed a contract with Natural Avenue for a complete online DataTrak lottery system  valued at approximately $3.6 million.  The contract is scheduled to be completed by the second quarter of fiscal 2011.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•           Revenues of $209,000 and $240,000 were recognized on the performance of software development and sale of support services during the three and nine months ended January 31, 2010, respectively.  During the three and nine months ended January 31, 2009, revenues of $16,000 and $45,000 were recognized on the sale of support services, respectively;
•           Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 16, 2009 totaled approximately $1.3 million as of January 31, 2010; and
•           Accounts receivable totaled approximately $5,000 at January 31, 2010.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and nine months ended January 31, 2010, the Company incurred approximately $47,000 and $130,000, respectively.  For the same periods in 2009, the Company incurred $16,000 and 44,000, respectively.

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

RESULTS OF OPERATIONS

Revenue Analysis
	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2010	2009	Change	2010	2009	Change
Products:
Contracts	$523	$361	$162	$2,372	$3,098	$(726)
Spares	387	417	(30)	1,111	1,142	(31)
Licensing	-	-	-	-	479	(479)
Total Products	910	778	132	3,483	4,719	(1,236)
Services:
Software Support	170	168	2	497	334	163
Product Servicing and Support	4	16	(12)	34	82	(48)
Total Services	174	184	(10)	531	416	115
	$1,084	$962	$122	$4,014	$5,135	$(1,121)

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

Contract revenue for the three months ended January 31, 2010 was $523,000, compared to $361,000 in the same period in 2009.  Third quarter fiscal 2010 revenue was derived from two contracts while third quarter fiscal 2009 revenue was derived from one contract.  For the nine months ended January 31, 2010, contract revenue was $2.4 million, compared to $3.1 million for the corresponding period in 2009.  We generated limited contract sales in fiscal 2010 due to the absence of one lottery contract, compared to the same period in the prior fiscal year.

Spares revenue for the three months ended January 31, 2010 was $387,000, compared to $417,000 for the corresponding period in 2009.  For the nine months ended January 31, 2010 and 2009, spares revenues were approximately $1.1 million.  We derived spares revenue from relatively fewer customers as compared to the same periods in the prior year.  Customer demand for spare parts fluctuates from period to period.

During the three and nine months ended January 31, 2010, we did not generate any licensing revenue due to limited business opportunity. Licensing revenue of $479,000 for the nine months ended January 31, 2009 was related to a prior agreement between ILTS and Election Systems & Software, Inc. (“ES&S”) whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and PBC software it designed.

Software support revenue remained relatively constant at $170,000 for the three months ended January 31, 2010, compared to that of the same period in 2009.  For the nine months ended January 31, 2010, software support revenue was $497,000, compared to $334,000 for the same period in 2009. The increase in software support revenue in 2010 is due to two additional software support agreements with an unrelated customer and a related customer.

Product servicing and support revenue for the periods ended January 31, 2010 and 2009 remained relatively insignificant.

Related party revenue of approximately $771,000 accounted for 71% of total revenue in the three months ended January 31, 2010, compared to $572,000 or 59% of total revenue in the corresponding period in 2009.  For the nine months ended January 31, 2010, related party revenue of approximately $3.1 million accounted for 77% of total revenue, compared to $2.4 million or 47% of total revenue in the corresponding period in 2009.

Cost of Sales and Gross Profit Analysis

	Three Months Ended				Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
(Amounts in thousands)	2010		2009		2010		2009
Revenues:
Products	$910	84%	$778	81%	$3,483	87%	$4,719	92%
Services	174	16%	184	19%	531	13%	416	8%
Total revenues	$1,084	100%	$962	100%	$4,014	100%	$5,135	100%

Cost of sales:
Products	$674	62%	$777	81%	$2,789	69%	$2,479	48%
Services	9	1%	18	2%	70	2%	80	2%
Total costs of sales	$683	63%	$795	83%	$2,859	71%	$2,559	50%

Gross profit:
Products	$236	22%	$1	-%	$694	17%	$2,240	44%
Services	165	15%	166	17%	461	12%	336	6%
Total gross profit	$401	37%	$167	17%	$1,155	29%	$2,576	50%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 37% for the three months ended January 31, 2010, compared to 17% for the corresponding period in 2009.  The significant variance is largely attributable to lower profit margins achieved on the sale of certain spare parts in the three months ended January 31, 2009 and increased profit margins on contracts performed in the three months ended January 31, 2010.  For the nine months ended January 31, 2010, overall gross profit margins were at 29%, compared to 50% in the same period in 2009.   The reductions in 2010, partially offset by increased profit margins on the sale of spare parts, are largely due to substantially higher unabsorbed production costs resulting from decreased utilization of labor as there were fewer contract related activities and less research and development efforts expended.  The absence of licensing revenue in 2010 and reduced profit margins on contract sales also contributed to the decline in gross profit margins.  In addition, during the nine months ended January 31, 2009, we recorded warranty reserve expense adjustment of $357,000 to reflect the expiration of our software warranty obligations with one customer.  This adjustment reduced the cost of sales which effectively increased the gross profit margin in 2009.

Research and Development Expenses (“R&D”)

For the three months ended January 31, 2010, R&D expenses were $427,000, compared to $527,000 in the same period in 2009.  For the nine months ended January 31, 2010, R&D expenses were $1.3 million, compared to $1.6 million in the same period in 2009.  We attribute the decreases to the completion of the development of new voting system products.  We anticipate that R&D expenses will continue to decrease considerably in the remaining quarter of fiscal 2010 as we focus our efforts on the marketing and sale of the new voting system.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended January 31, 2010 were $421,000, compared to $339,000 in the same period in 2009.   The variance is primarily attributable to a one-time gain on the sale of certain fixed assets in 2009.  For the nine months ended January 31, 2010, SG&A expenses were $1.4 million, compared to $1.3 million in the same period in 2009.  The increases in SG&A expenses are primarily related to higher personnel costs, the absence of a one-time gain on the sale of certain fixed assets in 2009 and internal labor costs incurred and allocated for compliance work related to the Sarbanes-Oxley requirements, partially offset by lower marketing expenses and legal fees. We anticipate that SG&A expense will remain relatively constant for the remaining quarter of fiscal 2010.

Other Income

Other income in the three and nine months ended January 31, 2010 and 2009 consisted of interest and dividend income.  We derived interest and dividend income from certificates of deposit and cash and cash equivalent balances during the three and nine months ended January 31, 2010 and 2009.  The significant reduction in interest and dividend income is primarily due to reduced yield and return on investments as a result of the financial market conditions and investment vehicles opted.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at January 31, 2010 was $3.6 million.

Contract backlog at January 31, 2010 was approximately $5.7 million.  Of this amount, approximately $5.5 million will be derived from contracts executed with related customers.  The remaining contract backlog amount of approximately $212,000 relates to a voting contract with an unrelated customer.

Additional sources of cash through January 31, 2011 are expected to be derived from spares, software and technical support revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2011, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2011.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Nine Months Ended
	January 31,	January 31,	Increase
	2010	2009	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(348)	$241	$(589)
Investing activities	547	7	540
Net increase in cash and cash equivalents	$199	$248	$(49)

Cash Flow Analysis

Net cash used in operating activities was $348,000 for the nine months ended January 31, 2010, compared to net cash provided by operating activities of $241,000 for the same period in 2009.  The primary factors contributing to the variability in the reported cash flow amounts relate to a net loss of $1.6 million incurred in 2010, compared to a net loss of $199,000 in 2009, and down payments remitted to supplier for contract deliverables.  These negative factors were partially offset by a significant increase in contract milestone billings associated with related customer contracts.

Net cash provided by investing activities was $547,000 for the nine months ended January 31, 2010, compared to $7,000 in 2009.  Net cash provided by investing activities in the nine months ended January 31, 2010 resulted primarily from the redemption of matured certificates of deposits.  Capital expenditures amounted to $34,000 in the nine months ended January 31, 2010, compared to $248,000 in 2009.  Higher capital expenditures in 2009 were related to the purchase of test and tooling equipment.

There were no financing activities for the nine months ended in January 31, 2010 or 2009.

Capital Resources

As of January 31, 2010, there were no unused credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: March 12, 2010		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary