Form 10-K
period 2010-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2010-07-08
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 8, 2010
Common Stock, no par value per share	12,962,999 shares

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.19 per share), was approximately $706,360.  Shares of the registrant's common stock held by each officer and director of the registrant and by each person or entity who is known to own beneficially 5% or more of the registrant's outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
None

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	47
SIGNATURES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading "Risk Factors" and elsewhere in, or incorporated by reference into, this report. In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Organizational History

We are a leading supplier of computerized wagering systems for the online lottery and pari-mutuel racing industries.  In addition, in recent years, our company has developed certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.

Our company was founded in 1978 and completed an initial public offering in 1981.  Our operations and corporate headquarters are located in Vista, California.

Business Overview

We design, develop and provide secure, innovative and dependable voting and gaming processing systems for public and private organizations throughout the world.  We provide a complete range of customized and technologically innovative software, hardware, technical support and site management for our customers’ voting or gaming operations.  We believe our responsiveness to customer requirements in these mission critical operational areas is efficient, technologically superior, dependable and continuous over time.  As a result, we are typically viewed more as a partner than a supplier to our customers.

Lottery and Pari-Mutuel Segment

We generate revenue by designing, manufacturing, licensing, managing, supporting, and servicing computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.  Although we are not presently doing so, we have also successfully demonstrated the capability to provide full facilities management services to customer organizations authorized to conduct online lotteries.

Voting Segment

We generate revenue by developing, manufacturing, licensing and supporting voting systems for the governmental and non-governmental election jurisdictions in the United States.

Products and Services

Wagering Systems

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

Development of this software has been an evolutionary process.  We continually strive to incorporate new and improved technologies as they become available in the marketplace.  This allows us to take advantage of the latest technology trends to enhance existing features of our system, and also to provide new distribution channels and operational features so that our customers can reach new or expanding markets.  Since our software architecture is non-proprietary, it can be interfaced with our customers' choice of third party reporting and analysis software tools. The DataTrak system uses client-server architecture.  This gives customers the advantage of configuring the system economically to meet current requirements, and the ability to expand or contract the system as their operation requires.

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

Software and Technical Support Agreements

We offer software maintenance agreements which feature:

·	telephone hotline and e-mail support;
·	standard upgrades and patches; and
·	primary technical support for third party software products purchased through ILTS.

Additionally, we offer software modifications and enhancements to satisfy specific customer requirements.

Voting System Products

In recent years, our company has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), our company recently received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the Election Assistance Commissions (“EAC”) for its OpenElect® digital optical scan election system - the only digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction's procurement process, we provide the OpenElect® products’ source code for independent review.

Our OpenElect® voting systems consist of the following components:

·
OpenElect® Central Suite is a Linux-based suite of software applications including the Ballot Layout Manager, Election Manager , Election Server, Tabulator Client, Tabulator and Tabulator Reports all working together to define and configure an election;

·
OpenElect® Voting Optical Scan is a comprehensive and secure paper-based digital optical scan voting system that both validates and tabulates ballots at each precinct, providing integrity, confidence and high levels of physical and software security;

·
OpenElect® Voting Interface is a multi-faceted and robust voting device which has features to accommodate voters with disabilities and facilitate early voting, ranked choice voting and non-geographical use.  This device meets or exceeds all the requirements of the Help America Vote Act (“HAVA”); and

·	OpenElect® Voting Central Scan is a high-speed digital scan voting unit designed to tabulate early vote, absentee, provisional and recounted ballots at a jurisdiction’s central operation center.

The OpenElect® voting systems offer the following features:

•           High level of security and vote encryption to ensure integrity and voter privacy;
•           Electronic and paper audit trails that offer added security and redundancy for recounts;
•           Minimal training required for poll workers to set-up and operate; and
•           Minimal voter re-education required

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

Election Management Software (“EMS”)

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

Precinct Ballot Counter

The PBC, designed to read and validate ballots, is a precinct based optical scan device which includes a color touch screen operator interface, InkaVote ballot reader and validator, and precinct report printer.  With an integrated HAVA compliant voting station, special needs voters may cast their ballots independently and privately through a variety of methods, including wheelchair access, portable voter recorders and audio assistance through earphones and special keyboards. The PBCs set up is fast and simple with minimal assembly and interface required.  Poll workers need no special knowledge to set up or operate the system.  Election officials can quickly prepare polls and train poll workers.

Product Markets

Our revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with foreign customers.

Our revenue from the licensing of intellectual property rights associated with our voting PBC system was derived from a prior agreement between ILTS and Election Systems & Software, Inc. (“ES&S”) whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the PBC and related software it designed.  Revenue for software support and onsite technical support services presently comes from providing the said services to ES&S’s end customers.

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

Our principal competitors in the markets we operate are as follows:
Gaming:
· GTech Corporation, a subsidiary of Lottomatica, SpA (an Italian company); · Scientific Games Corporation (a U.S. company); · IntraLot, S.A. (a Greek company);
· Wincor-Nixdorf (a German company);
· KEBA, GesmbH & Co. (an Austrian company);
· Sagem (a French company); and
· Olivetti Tecnost (an Italian company). Voting:
· Election Systems & Software, Inc.;
· Hart InterCivic; and
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

Materials and Suppliers

For terminal components and spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier.  Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability.  For the year ended April 30, 2010, three vendors accounted for approximately 57% collectively, or 27%, 19% and 11% individually, of the Company’s lottery terminals component purchases.  For the year ended April 30, 2009, two vendors accounted for approximately 36% collectively, or 18% individually, of the Company’s total lottery terminals component purchases.

Dependence upon a Few Customers

Our business to date has been dependent on major contracts from a specific pool of lottery operators and limited customer base in the voting segment.  Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.

	April 30, 2010	April 30, 2009
Revenue:
From unrelated customers	No individual customer accounted for more than 10% of total revenue.	Two customers accounted for 34% of total revenue or 22% and 12% individually.

From related customers	Two customers accounted for 77% of total revenue or 39% and 38% individually.	Two customers accounted for 54% of total revenue or 31% and 23% individually.

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

Regulations

The countries in which we market our products generally have regulations governing lottery or horseracing operations, and the appropriate governing body could restrict or ban operations in these countries.  Any such action could have a material adverse effect on our company.  Additionally, the purchaser of voting systems by governments and municipalities are typically conducted through procurement regulations with which we must comply.

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

We dedicate our efforts to applying cutting-edge technology and developing innovative and secure voting solutions.

For the years ended April 30, 2010 and 2009, R&D expenses were $1.3 million and $2.3 million, respectively, none of which were borne by our customers.

Environment Effects

There are no significant capital expenditures required to comply with laws relating to the protection of the environment.

Employees

As of April 30, 2010, we had 36 employees employed on a full-time equivalent basis.  We have no employees that are members of labor unions.  We believe our relationship with our employees is satisfactory.

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
The future success of our business will depend significantly on our ability to execute effectively and implement the strategic initiatives. These initiatives consist of executing our market strategy including designing products to meet market trends and ensuring that an appropriate infrastructure is in place to meet the needs of customers; continuing to reduce product costs; and further improving the efficiency of operations, including lowering operating costs and enabling higher value services.

Successful execution of these initiatives depends on a number of factors including:
·	The ability to attract and retain sufficient number of key technical employees and senior management personnel;
·	Retaining customers by providing satisfactory levels of support and service for our products;
·	Our ability to develop and introduce new products or programs, because of the inherent risks and uncertainties associated with product development, particularly in response to government regulations;
·	The identification and introduction of the proper mix or integration of products that will be accepted by the marketplace;
·	Our business may be subject to changes in laws, regulations and certification requirements with respect to our voting products;
·	Due to the political nature of our voting business, there is a risk that election jurisdictions may decertify our voting products that had previously been certified; and
·
The ability of our products and services to differentiate us from our competitors and for us to demonstrate that our products and services result in enhanced product quality, functionality and reduced costs.

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

If we fail to achieve favorable pricing from our vendors, our profitability could be adversely impacted.
Our profitability is affected by our ability to achieve favorable pricing with our vendors. Our inability to establish a cost and product advantage, or determine alternative means to deliver value to our customers, may adversely affect our revenues, and profitability.

We could experience manufacturing interruptions, delays, or inefficiencies if we are unable to procure in a timely and reliable manner components and products from single-source or limited-source suppliers.
We maintain several single-source or limited-source supplier relationships, either because multiple sources are not available or because the relationships are advantageous to us due to performance, quality, support, delivery, capacity, or price considerations. If the supply of a critical single- or limited-source product or component is delayed or curtailed, we may not be able to ship the related product in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of revenues, which could harm our operating results.

Significant supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.
Our reliance on third-party suppliers for parts and components used in our products exposes us to volatility in the availability of these parts and components. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third-party providers can also adversely affect the quality and effectiveness of our products and services and result in liability and reputational harm.

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
In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period.  Hence, comparative results between periods may not be indicative of trends in revenue.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2011.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

Interpretations and applications of policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.
Revenue associated with the sale and licensing of our company’s voting system products and services will be recognized in accordance with accounting principles generally accepted in the United States (US GAAP).  As our transactions increase in complexity with the sale of multi-element products and services, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with US GAAP; however these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

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
The Sarbanes-Oxley Act of 2002 requires that the Company maintains and periodically certifies that it has effective disclosure controls and procedures and internal control over financial reporting.  The Company is not an accelerated filer as defined under relevant Securities and Exchange Commission (“SEC”) regulations, and therefore, management will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to deliver an attestation report from the auditors on the effectiveness of internal control over financial reporting starting with the fiscal 2011 Annual Report on Form 10-K.  In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and comply with Section 404(b) of the Sarbanes-Oxley Act, significant resources and management oversight may be required as the Company may need to devote additional time and personnel to legal, financial and accounting activities to ensure ongoing compliance.  The costs associated therewith could be significant.  In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect the Company’s business, financial condition and results of operations.

The voting segment of our business is critically dependent on our ability to obtain federal certification for our newly developed voting system products.
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

We may not receive significant revenues from our research and development efforts for several years, if at all.
Developing new products is costly, and the investment in product development often involves a long payback cycle. We have and expect to continue investing in research and development and related product opportunities. Enhancing our products and pursuing new product developments require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate resources to our research and development efforts to maintain our competitive position. However, we might not expect to receive significant revenues from these investments for several years, if at all.

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
The countries in which we market our products generally have regulations governing lottery or horseracing operations, and the appropriate governing body could restrict or ban operations in these countries.  Any such action could have a material adverse effect on our company and our customers’ operations.  Foreign countries often impose restrictions on corporations seeking to do business within their borders, including foreign exchange controls, and in some jurisdictions, requirements for domestic manufacturing content.  In addition, laws and legal procedures in these countries may differ from those generally existing in the United States.  Conducting business in these countries may involve additional risks in protecting our business and assets, including proprietary information.  Changes in foreign business restrictions or laws could have a significant impact on our operations.

Competitive pressures we face could harm our revenues and profits.
We compete for business opportunities against many domestic and foreign businesses.  In many cases, our competition has greater financial resources which may affect the outcome of a bid, regardless of the products and/or services that we have the capability of providing. Also, in order to be competitive, we may price our products and services to a point where it could translate to lower revenues and profitability for our company.

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

Our voting systems might face adverse publicity including legal and political challenges which may negatively impact our operating results.
Due to the sensitivity of the general public to the reliability and security of voting systems, our company might be vulnerable to adverse publicity posed by certain advocacy groups challenging our products’ integrity and dependability.  These actions may negatively affect our financial results and customer relations.

Volatility of stock price
The Company’s common stock is currently traded on the OTC Bulletin Board.  Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. The Company’s stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions, and estimates and projections by the investment community.

The current global economic slowdown and credit crunch may adversely affect our business and financial condition in ways that we cannot predict.
The current global economic slowdown may have a negative effect on our business and financial condition. We cannot predict the effect that the economic slowdown will have on us as it also impacts our customers, vendors and business partners.  We believe that the global credit crunch may negatively impact our potential and existing customers’ ability to obtain financing for lottery and voting projects which in turn may affect our ability to secure new contracts to generate revenue.

Our strategic alliances may not result in the materialization of the anticipated benefits.
Part of our corporate strategy is to pursue growth through strategic alliances to gain access to new and tactically important geographies, and business opportunities and to capitalize on existing business relationships. We may not realize the anticipated benefits of these alliances that we may enter into, or may not realize them in the timeframe expected. These arrangements pose significant risks that could have a negative effect on our operations, including the potential failure to realize anticipated synergies, unanticipated costs and other unanticipated events or circumstances; and our possible inability to achieve the intended objectives of the arrangements.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.
In order to protect our proprietary technology, we rely in part on confidentiality agreements with our corporate partners, employees, contractors, and consultants. These agreements may not effectively prevent the disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarter facilities in Vista, California consist of approximately 18,514 square feet of leased office, warehouse and manufacturing space.  In May 2009, we executed an amendment agreement to extend the lease for the facility in Vista, California to November 2012.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2010, there were 12,962,999 common shares outstanding and approximately 940 shareholders of record.  As of April 30, 2010, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management and directors owned approximately 1% of the outstanding shares.

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

	Market Price of ILTS Common Stock
	High	Low
Fiscal Year Ended April 30, 2010
First Quarter	$0.44	$0.15
Second Quarter	0.25	0.16
Third Quarter	0.30	0.12
Fourth Quarter	0.30	0.16

Fiscal Year Ended April 30, 2009
First Quarter	$0.60	$0.30
Second Quarter	0.75	0.20
Third Quarter	0.50	0.22
Fourth Quarter	0.50	0.15

Dividends

The Company paid no dividends during the last two fiscal years.  We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The 2000 Equity Participation Plan (the “2000 Plan”) was approved by each of the Board of Directors and our shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized.  The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date, subject to the approval of the Board of Directors and the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date.  The 2000 Plan expired and terminated on March 26, 2010 in accordance with the terms of the 2000 Plan, which was ten years from the date the 2000 Plan was adopted by the Board.

Presently the Company does not maintain any stock option plan.

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

As directed by FASB ASC 985-605, “Software Revenue Recognition,” the Company follows the guidance of FASB ASC 605-35, “Construction-Type and Production-Type Contracts” in accounting for the sale of complete systems. We recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

1.	Contract performance extends over long periods of time;
2. 3.
The software portion involves significant production, modification or customization;
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

For software contracts involving significant development efforts that extend over long periods of time and fulfill the criteria as set out in FASB ASC 605-35, “Construction-Type and Production-Type Contracts,” the related revenues are recognized by using the percentage-of-completion method.  Other software supply contract revenues are recognized upon delivery when all the conditions specified in FASB ASC 985-605, “Software Revenue Recognition” are met.

Hardware – only

Hardware in the form of assembled terminals, component kits or replacement parts (“spares”) may be sold separately to our customers. Revenues for the sale of hardware are recognized upon shipment in accordance with FASB ASC 605-10, “Revenue Recognition” only when:

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

Service Revenues

Service revenues include software support agreements.  Revenues from software support agreements are recognized, provided collectability is reasonably assured, in accordance with FASB ASC 985-605, “Software Revenue Recognition,” depending on the nature of the associated expenses:

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

Licensing Revenues

Revenues associated with the licensing of the Company’s PBC voting systems are recognized in accordance with FASB ASC 985-605, “Software Revenue Recognition.”  Among other requirements for the recognition of revenue, FASB ASC 985-605, “Software Revenue Recognition” requires all of the following criteria to be met:

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

Deferred Revenues

Deferred revenues of approximately $344,000 and $248,000 as of April 30, 2010 and 2009, respectively, represent prepayment for software products which were related to the use of the PBC system and prepaid support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse.  Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation allowance as of April 30, 2010 and 2009.

Results of Operations
 Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,
Revenues	2010	2009	Change
Products:
Contracts	$5,123	$3,887	$1,236
Spares	1,236	1,568	(332)
Licensing	-	454	(454)
Total Products	6,359	5,909	450
Services:
Software Support	702	503	199
Product Servicing and Support	58	96	(38)
Total Services	760	599	161
	$7,119	$6,508	$611

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

The current domestic and global economic slowdown and tightening of the credit markets may adversely affect our business and financial condition in ways that we cannot reasonably predict.  For the gaming segment, due to the tightening of the credit markets, our potential and existing customers may not be able to secure financing for lottery projects which may effectively impact our revenue potential.  For the voting segment, various government entities and jurisdictions have experienced severe budget constraints which could compel them to delay or cancel their purchasing decisions, and hence, impact our ability to generate revenue.

Contract revenue for the year ended April 30, 2010 was $5.1 million, compared to $3.9 million for fiscal 2009.   We generated higher revenue on a turnkey lottery system in fiscal 2010, compared to fiscal 2009.

Spares revenue for the year ended April 30, 2010 was $1.2 million, compared to $1.6 million for fiscal 2009.  Lower customer demand for spare parts reduced the revenue in fiscal 2010.  Additionally, we derived spares revenue from relatively fewer customers as compared to fiscal 2009.  We derived spares revenue from various customers on the shipment of spares orders during the years ended April 30, 2010 and 2009.  Customer demand for spare parts fluctuates from period to period.

During fiscal 2010, we did not generate any licensing revenue due to limited business opportunity.  Licensing revenue in fiscal 2009 was $454,000.  Licensing revenue  for fiscal 2009 was related to a prior agreement between ILTS and Election Systems & Software, Inc. (“ES&S”) whereby ILTS granted ES&S an exclusive worldwide license to manufacture, sell and sublicense to ES&S’s end customers ILTS’s intellectual property relating to the Precinct Ballot Counter (“PBC”) and PBC software it designed.

Software support revenue for fiscal 2010 increased by $199,000 when compared to that of fiscal 2009.  We attribute the increase in 2010 to two additional software support agreements with an unrelated customer and a related customer.

Product servicing and support revenue for fiscal 2010 and 2009 remained relatively insignificant.

Related party revenue of approximately $6.1 million accounted for 86% of total revenue in the year ended April 30, 2010, compared to $3.5 million or 54% of total revenue in fiscal 2009.

Cost of Sales and Gross Profit Analysis
	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2010		2009
Revenues:
Products	$6,359	89%	$5,909	91%
Services	760	11%	599	9%
Total revenues	$7,119	100%	$6,508	100%

Cost of sales:
Products	$4,361	61%	$3,376	52%
Services	100	2%	98	1%
Total costs of sales	$4,461	63%	$3,474	53%

Gross profit:
Products	$1,998	28%	$2,533	39%
Services	660	9%	501	8%
Total gross profit	$2,658	37%	$3,034	47%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions. Accordingly, comparative results between periods may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 37% for fiscal 2010, compared to 47% for fiscal 2009.  The reductions in 2010 are largely due to higher unabsorbed production costs resulting from decreased utilization of production labor as there were fewer research and development efforts expended.  The absence of licensing revenue in 2010 also contributed to the decline in gross profit margins.  In addition, during fiscal 2009, we recorded warranty reserve expense adjustment of $357,000 to reflect the expiration of our software warranty obligations with one customer.  This adjustment reduced the cost of sales which effectively increased the gross profit margin in fiscal 2009.

Other Operating Expenses Analysis

	Years Ended
	April 30, 2010			April 30, 2009
(Amounts in thousands)	$		% of Revenue	$		% of Revenue
Research and Development		$1,299	18%		$2,271	35%
Selling, General and Administrative		1,940	27%		1,713	26%
Other Operating Expenses		$3,239	45%		$3,984	61%

Research and Development Expenses (“R&D”)

For the years ended April 30, 2010 and 2009, R&D expenses were $1.3 million and $2.3 million, respectively. We attribute the substantial decrease of $1.0 million to the completion of the voting systems product development.  We anticipate that R&D expenses will continue to decrease significantly in the coming fiscal year as we dedicate our resources on product enhancement and sale and marketing efforts.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the year ended April 30, 2010 were $1.9 million, compared to $1.7 million for fiscal 2009.  The rise in SG&A expenses is primarily related to increased proposal activities in the gaming segment, increased consulting expenses in the voting segment, internal labor costs incurred and allocated for compliance work related to the Sarbanes-Oxley requirements, higher personnel related costs, partially offset by lower legal fees and trade show related expenses. In addition, SG&A expenses for fiscal 2009 reflect the positive impact of a net gain of $68,000 on the sale of equipment related to the voting segment.   We anticipate that SG&A expense will increase moderately as we continue to expand our sale and marketing efforts.

Other Income (Expense)

Other income of $9,000 and $84,000 in the years ended April 30, 2010 and 2009, respectively, primarily consisted of interest and dividend income.  We derived interest and dividend income from certificates of deposit and cash and cash equivalent balances during the years ended April 30, 2010 and 2009.  The significant reduction in interest and dividend income is due primarily to lower yield on investments as a result of the financial market conditions, lower cash balances and more conservative investment choices.

Liquidity and Capital Resources

Liquidity

Our net working capital at April 30, 2010 was $4.6 million.

Contract backlog at April 30, 2010 was $2.9 million.  Of this amount, approximately $2.7 million is attributable to two lottery orders from related customers.   The remaining contract backlog amount of approximately $212,000 relates to executed voting contracts with an unrelated customer.

Additional sources of cash through April 2011 are expected to be derived from spares revenue, software support and election support service revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2011, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2011.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities (in thousands):

	April 30, 2010	April 30, 2009	Increase (Decrease)
(Amounts in thousands)
Cash flow comparative:
Operating activities	$(1,621)	$409	$(2,030)
Investing activities	(57)	(1,417)	1,360
Net decrease in cash and cash equivalents	$(1,678)	$(1,008)	$(670)

Cash Flow Analysis

Significant fluctuations in cash flows from operating, investing and financing activities are expected in the gaming and voting industries because factors such as working capital needs, value of contracts, and timing of contracts and payments do not occur in a predictable trend.  Accordingly, comparative results between periods are not indicative of trends in cash flow activities.

Operating Activities

Net cash used in operating activities was $1.6 million in fiscal 2010, compared to net cash provided by operating activities of $409,000 in fiscal 2009.   The primary factors contributing to the variability in the reported cash flow amounts relate to the timing of contract milestone billings and deliverables and revenue recognized in excess of billings on a related customer contract.  In addition, inventory balance at the end of fiscal 2010 and the related payable amount increased in response to our need to fulfill lottery product orders scheduled for shipment in early fiscal 2011.  We also incurred a relatively smaller net loss of $565,000 in fiscal 2010, compared to $873,000 in fiscal 2009.

Investing and Financing Activities

Net cash used in investing activities was $57,000 in fiscal 2010, compared to $1.4 million in 2009.  During fiscal 2009, the purchases of certificates of deposits significantly exceeded the proceeds from the redemption of certificates of deposit.

Capital expenditures amounted to $106,000 in fiscal 2010, compared to $254,000 in fiscal 2009.  Expenditures in fiscal 2010 were primarily related to the voting segment.  Higher capital expenditures in fiscal 2009 were related to the purchase of test and tooling equipment for both gaming and voting segments.

There were no financing activities for the years ended April 30, 2010 and 2009.

Capital Resources

As of April 30, 2010, there were no unused credit facilities.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition ASC ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” that will become effective for the Company beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.

Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of April 30, 2010 that will become effective in subsequent periods; however, our management does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2010 or 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K
(Page)

Report of Independent Registered Public Accounting Firm	23

Consolidated Financial Statements:

Balance Sheets as of April 30, 2010 and 2009	24

Statements of Operations for the years ended April 30, 2010 and 2009	25

Statements of Shareholders’ Equity for the years ended April 30, 2010 and 2009	26

Statements of Cash Flows for the years ended April 30, 2010 and 2009	27

Notes to Consolidated Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiary as of April 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiary as of April 30, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
July 8, 2010

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	April 30,	April 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,363	$4,041
Certificates of deposit	1,745	1,803
Accounts receivable, net of allowance for doubtful accounts of $75	500	116
Costs and estimated earnings in excess of billings on uncompleted contracts	804	3
Inventories	1,042	846
Other current assets	224	170
Total current assets	6,678	6,979
Equipment, furniture and fixtures, at cost, less accumulated depreciation of $1,765 and $1,649 in 2010 and 2009, respectively	405	415
Other noncurrent assets	73	71
Total assets	$7,156	$7,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$622	$328
Billings in excess of costs and estimated earnings on uncompleted contracts	440	482
Accrued payroll and related taxes	349	450
Warranty reserves	42	21
Payable to Parent	250	250
Other current liabilities	44	62
Deferred revenues	344	248
Total current liabilities	2,091	1,841
Long-term liabilities	6	-
Total liabilities	2,097	1,841
Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(51,311)	(50,746)
Total shareholders' equity	5,059	5,624
Total liabilities and shareholders' equity	$7,156	$7,465

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
	Years Ended
	April 30,
	2010	2009
Revenues:
Sales of products	$6,359	$5,909
Services	760	599
	7,119	6,508
Cost of sales:
Cost of product sales	4,361	3,376
Cost of services	100	98
	4,461	3,474
Gross profit	2,658	3,034

Research and development expenses	1,299	2,271
Selling, general and administrative expenses	1,940	1,713
Loss from operations	(581)	(950)

Other income (expense):
Interest and dividend income	9	84
Other	(3)	(7)
Loss before benefit of income taxes	(575)	(873)
Benefit of income taxes	(10)	-
Net loss	$(565)	$(873)
Net loss per share:
Basic and diluted	$(0.04)	$(0.07)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at May 1, 2008	12,963	$56,370	$(49,873)	$6,497
Net loss	-	-	(873)	(873)
Balance at April 30, 2009	12,963	56,370	(50,746)	5,624
Net loss	-	-	(565)	(565)
Balance at April 30, 2010	12,963	$56,370	$(51,311)	$5,059

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(565)	$(873)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	123	197
Warranty reserve expense (adjustments)	34	(384)
Gain on sale of equipment	-	(68)
Changes in operating assets and liabilities:
Accounts receivable	(384)	449
Costs and estimated earnings in excess of billings on uncompleted contracts	(801)	54
Inventories	(196)	400
Other current assets	(54)	92
Accounts payable	294	43
Billings in excess of costs and estimated earnings on uncompleted contracts	(42)	442
Accrued payroll and related taxes	(101)	73
Warranty reserves	(13)	(20)
Payable to Parent	-	1
Other liabilities	(12)	(27)
Deferred revenues	96	30
Net cash provided by (used in) operating activities	(1,621)	409

Cash flows from investing activities:
Purchases of certificates of deposit	(1,745)	(1,803)
Proceeds from redemption of certificates of deposit	1,803	569
Additions to equipment, furniture and fixtures	(106)	(254)
Additions to intangible assets	(9)	-
Proceeds from sale of equipment	-	71
Net cash used in investing activities	(57)	(1,417)

Net decrease in cash and cash equivalents	(1,678)	(1,008)
Cash and cash equivalents at beginning of year	4,041	5,049
Cash and cash equivalents at end of year	$2,363	$4,041

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

In recent years, the Company has devoted significant resources to developing federally certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the InkaVote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company recently received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commissions (“EAC”) for its OpenElect® digital optical scan election system – the only digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction’s procurement process, the Company will provide the OpenElect® products’ source code for independent review.

These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet the NASED 2002 VSS and the EAC 2005 VVSG standards.  In addition, the Company’s voting systems offer the following features:

·	High level of security and vote encryption to ensure integrity and voter privacy;
·	Electronic and paper audit trails that offer added security and redundancy for recounts;
·	Minimal training required for poll workers to set-up and operate; and
·	Minimal voter re-education required.

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

As directed by FASB ASC 985-605, “Software Revenue Recognition,” the Company follows the guidance of FASB ASC 605-35, “Construction-Type and Production-Type Contracts” in accounting for the sale of complete systems. We recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

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

For software contracts involving significant development efforts that extend over long periods of time and fulfill the criteria as set out in FASB ASC 605-35, “Construction-Type and Production-Type Contracts,” the related revenues are recognized by using the percentage-of-completion method.  Other software supply contract revenues are recognized upon delivery when all the conditions specified in FASB ASC 985-605, “Software Revenue Recognition” are met.

Hardware – only

Hardware in the form of assembled terminals, component kits or replacement parts (“spares”) may be sold separately to our customers. Revenues for the sale of hardware are recognized upon shipment in accordance with FASB ASC 605-10, “Revenue Recognition” only when:

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

Service Revenues

Service revenues include software support and facility management agreements. Revenues from software support agreements are recognized, provided collectibility is reasonably assured, in accordance with FASB ASC 985-605, “Software Revenue Recognition” depending on the nature of the associated expenses:

1.           If costs are immaterial or incurred on a straight-line basis, revenue is recognized ratably over the term of the agreement;
2.	Otherwise, revenue is recognized over the period of the agreement in proportion to the amounts expected to be charged to expense for the services rendered during the period.

We did not have any facility management agreements as of April 30, 2010 or during fiscals 2010 and 2009, although we have had them at certain times in previous fiscal years.

For the voting segment, service revenues are derived from software and on-site product support services provided to end customers.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

 Licensing Revenue

Revenues associated with the licensing of the Company’s PBC voting system are recognized in accordance with FASB ASC 985-605, “Software Revenue Recognition.”  Among other requirements for the recognition of revenue, FASB ASC 985-605, “Software Revenue Recognition” requires all of the following criteria to be met:

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

Deferred Revenues

Deferred revenues of approximately $344,000 and $248,000 as of April 30, 2010 and 2009, respectively, represent prepayment for software products which were related to the use of the PBC system and prepaid support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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

Based on its evaluation, the Company determined that no additional allowance was required as of April 30, 2010.  The Company maintained an allowance for doubtful accounts of $75,000 as of April 30, 2010 and 2009.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the fiscal years ended April 30, 2010 and 2009 is as follows:

  (Amounts in thousands)
Balance at May 1, 2008	$425
Warranty reserve expense adjustments	(384)
Charges incurred	(20)
Balance at April 30, 2009	21
Additional reserves	34
Charges incurred	(13)
Balance at April 30, 2010	$42

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

b.   Software – The warranty phase typically represents a six to twelve-month period of time after delivery, as defined by the specific contract terms.  For the voting segment, warranty phase typically represents a two-year period upon acceptance of the voting units by the end customers.

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

Income Taxes and Valuation Allowance

The Company accounts for income taxes pursuant to the asset and liability method.  This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2010 and 2009 as it is deemed that the recovery of the deferred tax assets is less probable.

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

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	April 30,	April 30,
	2010	2009
(Amounts in thousands)
Raw materials and subassemblies	$1,038	$846
Work-in-process	4	-
	$1,042	$846

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which approximate three to seven years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  In accordance with FASB ASC 360-10, “Property, Plant, and Equipment,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  At April 30, 2010 and 2009, and during the years ended April 30, 2010 and 2009, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following (in thousands):
	April 30,	April 30,
	2010	2009
(Amounts in thousands)
Plant and machinery	$678	$524
Computer equipment	1,217	1,116
Leasehold improvement	183	183
Furniture, fixtures and equipment	91	89
Construction in progress	1	152
	2,170	2,064
Accumulated depreciation	(1,765)	(1,649)
Net equipment, furniture and fixtures	$405	$415

Research and Development Costs

Research and development costs are expensed as incurred.  Substantially, all research and development expenses are related to new product development and designing significant improvements.

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares outstanding during the periods.

During the three months ended October 31, 2009, the 84,000 options outstanding expired.  Therefore, there were no outstanding options at April 30, 2010.  At April 30, 2009, the effects of the assumed exercise of options to purchase 84,000 shares of the Company’s common stock, at the price of $1.00 per share, were not included in the computation of diluted net loss per share amounts because they were anti-dilutive for that purpose.

Share-Based Compensation

The Company requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period.

There was no share-based compensation expense related to employee stock options recognized during the fiscal years ended April 30, 2010 and 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents.

2.  BUSINESS SEGMENTS, GEOGRAPHIC REVENUES, MAJOR CUSTOMERS AND MAJOR VENDORS

Segment Information

FASB ASC 280 “Segment Reporting” requires companies to report certain information about operating segments in their consolidated financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  FASB ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs, manufactures and manages computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.  Presently the voting segment generates revenues from product servicing and software support services.

The Company’s segment information is presented below (in thousands):

	As of and for the Year Ended April 30, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$6,747	$372	$7,119
Income (loss) from operations	1,382	(1,963)	(581)
Depreciation and amortization	108	15	123
Cost and estimated earnings in excess of billings on uncompleted contracts	803	1	804
Equipment, furniture and fixtures, net	168	237	405
Intangible assets - patent	-	24	24
Warranty reserves	42	-	42
Deferred revenues	15	329	344

	As of and for the Year Ended April 30, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$5,735	$773	$6,508
Income (loss) from operations	670	(1,620)	(950)
Depreciation and amortization	132	65	197
Cost and estimated earnings in excess of billings on uncompleted contracts	-	3	3
Equipment, furniture and fixtures, net	253	162	415
Capitalized computer software development costs, net	-	3	3
Intangible assets - patent	-	19	19
Warranty reserves	21	-	21
Deferred revenues	9	239	248

Geographic Revenues
Revenues by geographic area are as follows (in thousands):
	Years Ended
	April 30,
Customer Location	2010	2009

Asia	$6,063	$4,991
Europe	662	646
North America	375	780
Australia	19	91
	$7,119	$6,508

As of April 30, 2010 and 2009, substantially all of the Company's assets were held in the United States.  During the fiscal years ended April 30, 2010 and 2009, a significant portion of the Company’s revenues was derived from exports from the United States to foreign countries.

Major Customers

	April 30, 2010	April 30, 2009
Revenue:
From unrelated customers	No individual customer accounted for more than 10% of total revenue.	Two customers accounted for 34% of total revenue or 22% and 12% individually.

From related customers	Two customers accounted for 77% of total revenue or 39% and 38% individually.	Two customers accounted for 54% of total revenue or 31% and 23% individually.
Major Vendors

For the year ended April 30, 2010, three vendors accounted for approximately 57%, or 27%, 19% and 11% individually, of the Company’s lottery terminals component purchases.  For the year ended April 30, 2009, two vendors accounted for approximately 36% collectively, or 18% individually, of the Company’s total lottery terminals component purchases.

3.  CREDIT RISK

Of the cash and cash equivalents amount of $2.4 million at April 30, 2010, approximately $1.7 million represents highly liquid money market funds which are not insured.  The Company maintains its other cash balances primarily in one financial institution.  As of April 30, 2010, such other cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $250,000 by approximately $835,000.  The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. INCOME TAXES

The following is a reconciliation of the expected income tax provision or benefit at the statutory federal income tax rate to the actual provision or benefit:

	Years Ended April 30,
	2010	2009
(Amounts in thousands)
Expected federal income tax provision	$(194)	$(294)
State taxes, net of federal benefit	(32)	(50)
Permanent differences	7	-
Change in valuation allowance	(883)	562
Research and development credits	197	(218)
Net operating loss carryover expiration	902	-
Refundable alternative minimum tax credits	(10)	-
Other	3	-
	$(10)	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes.  As of April 30, 2010 and 2009, the Company had deferred tax assets of $20.1 million and $21.0 million, respectively, primarily attributable to its net operating loss carryforwards as further described below.  The Company has provided a valuation allowance against the entire balance of its deferred tax assets at April 30, 2010 and 2009 due to the uncertainty regarding realization.  The $883,000 decrease in the deferred tax assets in 2010 was due primarily to the effects of the expiration of federal net operating loss carryforwards.

Significant components of the Company’s deferred tax assets are as follows:

(Amounts in thousands)	April 30, 2010	April 30, 2009
Deferred tax assets:
Net operating loss, general business credit and AMT carryforwards	$18,866	$19,747
Deferred revenue	84	85
Reserves and accruals	1,130	1,124
Other	45	52
Deferred tax assets	20,125	21,008
Valuation allowance	(20,125)	(21,008)
Net deferred taxes	$-	$-

As of April 30, 2010, the Company has approximately $53.3 million in Federal net operating loss carryforwards that will expire from 2010 through 2030, unless previously utilized.  In addition, as of April 30, 2010, the Company has approximately $311,000 in Federal research and development credit carryforwards that begin to expire in 2020, and $327,000 of California research and development credit carryforwards that can be carried forward indefinitely.  The Company also has approximately $110,000 in Federal alternative minimum tax credits that can be carried forward indefinitely.

Pursuant to the Tax Reform Act of 1986, Internal Revenue Code Section 382, utilization of the Company’s federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

5. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2010 and 2009, revenues from all related party agreements for sales of products and services totaled approximately $6.1 million (86% of total revenue) and $3.5 million (54% of total revenue), respectively.  Included in accounts receivable at April 30, 2010 and 2009 was $463,000 and $37,000, respectively, from these customers.  Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2010 and 2009 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2010.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

·        There were no related party sales to BLM in the years ended April 30, 2010 and 2009;
·        There were no accounts receivable balances from BLM at April 30, 2010 and 2009; and
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of April 30, 2010 and 2009.

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

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenue recognized on the sale of lottery products, software and related support services totaled approximately $2.7 million during the year ended April 30, 2010.  For the year ended April 30, 2009, revenue recognized on the sale of lottery products totaled approximately $2.0 million;

·
Billings in excess of costs and estimated earnings relating to the abovementioned lottery product order dated January 11, 2010 totaled $440,000 as of April 30, 2010, compared to $441,000 as of April 30, 2009 on the abovementioned lottery product order dated March 6, 2009;

·	Deferred revenue on software support services totaled $6,000 as of April 30, 2010. There was no deferred revenue balance as of April 30, 2009; and
·	Accounts receivable amounted to $10,000 as of April 30, 2010. There was no accounts receivable balance as of April 30, 2009.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

On January 11, 2010, the Company received from STM an order valued at $255,000 for lottery products.  The products were delivered in the fourth quarter of fiscal 2010.

The financial activities and balances related to transactions with STM were as follows:

·
Revenue of $628,000 was recognized on the sale of support services and lottery products during the year ended April 30, 2010.  Revenue of $1.5 million was recognized on the sale of lottery products and support services during the year ended April 30, 2009;

·	There were deferred revenues of $9,000 on support services as of April 30, 2010 and 2009;
·	There were no net billings in excess of costs and estimated earnings on uncompleted contracts as of April 30, 2010, compared to $42,000 as of April 30, 2009; and
·	Accounts receivable totaled $13,000 as of April 30, 2010, compared to $32,000 as of April 30, 2009.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery and software products, support services and spare parts.

On December 16, 2009, the Company signed a contract with Natural Avenue for a complete online DataTrak lottery system valued at approximately $3.6 million.  The contract is scheduled to be completed by the second quarter of fiscal 2011.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenue of $2.8 million was recognized on the performance of contract deliverables and sale of support services during the year ended April 30, 2010.  During the year ended April 30, 2009, revenue of $61,000 was recognized on the sale of support services;

•
Net costs and estimated earnings in excess of billings relating to the abovementioned contract totaled approximately $799,000 as of April 30, 2010.  There were no net costs and estimated earnings in excess of billings as of April 30, 2009; and

•	Accounts receivable totaled approximately $440,000 as of April 30, 2010, compared to $5,000 as of April 30, 2009.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the years ended April 30, 2010 and 2009, the Company incurred approximately $181,000 and $68,000, respectively.

6. CONTRACTS IN PROCESS

The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):
	April 30,	April 30,
	2010	2009
Costs incurred and estimated earnings recognized on uncompleted contracts	$5,121	$4,701
Billings on uncompleted contracts	(4,757)	(5,180)
	$364	$(479)

The amounts shown in the table above are included in the associated balance sheet as follows:

	April 30,	April 30,
	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$804	$3
Billings in excess of costs and estimated earnings on uncompleted contracts	(440)	(482)
	$364	$(479)

7. LEASES

On May 29, 2009, the Company entered into an amendment agreement to extend the term of its building lease to November 30, 2012.  Commencing December 1, 2009, monthly base rent payments of $14,800 for the first year of the lease and $15,700 and $17,200 for years two and three, respectively, became effective.   The agreement also provides for one month of free rent, annual rent increases and the Company’s payments of a portion of common area maintenance costs.

Future minimum lease payments for all operating leases are as follows (in thousands):

For Fiscal Year Ending April 30,	Minimum Lease Payments
2011	$172
2012	$202
2013	$123

Rent expense for all operating leases for both years ended April 30, 2010 and 2009 was $180,000 and $168,000, respectively.

 8. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate.  Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives.  In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan.  The Company made no contributions during the years ended April 30, 2010 or 2009.  The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

9. STOCK OPTION PLANS

The Company had a stock option plan, the 2000 Equity Participation Plan (the “2000 Plan”), that was approved by the Board of Directors and shareholders, whereby options to purchase 200,000 shares of the Company’s common stock were initially authorized.  The number of options authorized for grant may increase January 1 of each plan year by 3% of the total number of outstanding shares of the Company’s common stock on that date subject to the approval of the Board of Directors and the limitation that the total number of shares of common stock subject to all options granted shall not exceed 10% of the total number of outstanding shares of common stock on that date.   The 2000 Plan expired and terminated on March 26, 2010 in accordance with the terms of the 2000 Plan, which was ten years from the date the Plan was adopted by the Board.  Presently the Company does not maintain any stock option plan.

A summary of the Company’s stock option activity and related information for the years ended April 30, 2010 and 2009 (shares in thousands) follows:

	2010		2009
Stock Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of year	84	$1.00	86	$1.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(84)	1.00	(2)	1.00
Options outstanding, end of year	-	$-	84	$1.00
Exercisable at end of year	-	$-	84	$1.00

The Company did not grant any stock options or warrants to employees in the years ended April 30, 2010 and 2009.  There was no share-based compensation expense related to employee stock options recognized during the years ended April 30, 2010 and 2009.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2010 and 2009 due to the short-term maturity of the instruments.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance on revenue recognition, ASC ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” that will become effective for the Company beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of April 30, 2010 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2010 or 2009.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

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

Management has conducted, with the involvement of our Chief Executive Officer, Chief Financial Officer, and our Director of Corporate Affairs, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2010.  Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of April 30, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

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

Theodore A. Johnson, 70, has been Chairman of the Board since 1994.  He is also Chairman of the Executive Committee, Audit Committee and a member of the Executive Compensation Committee, Nominating Committee and Affiliations Committee.  Mr. Johnson served as Director from 1979 to 1993.  He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital company since 1992.  Mr. Johnson also holds directorships in other private corporations, including an applied research organization which is run by the University of Minnesota.

Chan Kien Sing, 54, has been Director since 1993.  He is Chairman of the Executive Compensation Committee and Nominating Committee.  In addition, Mr. Chan is a member of the Executive Committee.  He also serves as Executive Director of Berjaya Group Berhad, a Malaysian holding company since July 1993.  He is also an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”), Cosway Corporation Limited, a listed company in Hong Kong and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.

Martin J. O’Meara, Jr., 80, has been Director since 1979.  He is Chairman of the Affiliations Committee and a member of the Audit Committee.  Mr. O’Meara, Jr. is presently a retired businessman.  Previously he served as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.

Alain K. Lee, 53, has been Director since 1999.  He is a member of the Executive Committee, Executive Compensation Committee and Audit Committee.  Presently, Mr. Lee serves as a business consultant since 2007.  He served as Executive Vice President and Director of Roadhouse Grill, Inc. from 1998 to 2007.

Ooi Lee Meng, 49, has been Director since January 2006.  He is a member of the Executive Committee and Nominating Committee.  Mr. Ooi holds directorships in several other subsidiaries in the Berjaya group of companies, including Berjaya-ILTS Ltd.  He serves as Senior General Manager (Business Development) of Sports Toto Malaysia Sdn Bhd, a related company of ILTS, since October 2005.  Previously he served as Executive Vice President of ILTS from September 2002 to April 2005.

Rayvin Yeong Sheik Tan, 31, became Director of the Company on July 15, 2008.  He serves as an Executive Director of the Board of Berjaya Corporation Berhad, a diversified business entity based in Kuala Lumpur, Malaysia, since September 2005.  Mr. Tan joined the Berjaya Group of Companies in May 2001 as Senior Manager (Corporate Affairs) of Kota Raya Development Sdn Bhd and Noble Circle Management Sdn Bhd.  Presently, he is also a Director of Berjaya Lottery Management (HK) Limited and an Executive Director of Berjaya Sports Toto Berhad.  In addition, Mr. Tan serves as Executive Director of Cosway Corporation Limited, a listed company in Hong Kong and a subsidiary company in the Berjaya Corporation group of companies.

Director Nomination Process

In evaluating director nominees, our nominating and governance committee considers, among others, the following factors: integrity, independence, diversity of viewpoints and backgrounds, extent of experience, length of service, number of other board and committee memberships, leadership qualities and ability to exercise sound judgment.

Director Qualifications

In addition to the information above regarding each director’s business experience and service on the boards of directors of other companies, our board of directors considered the following experience, qualifications or skills of each of the directors in concluding that each director is qualified to serve on our board. The information below is not intended to be an exhaustive list of the qualifications that the board of directors considered with respect to the directors.

Mr. Johnson has a broad background in managing and serving on the boards of directors of small companies.  He has served as Chairman and CEO of another public company in the past and has served on the boards of directors of over 20 companies and venture capital funds.  In addition, when he ran a venture capital operation, he was involved in the structuring, managing and financing of over 46 companies during a 20 year period.  He is currently CEO and President of TJ Ventures, Inc. which provides consulting services to a variety of early stage companies.  Presently, he is on the board of directors of two private companies and an applied research organization run by the University of Minnesota.

Mr. Chan has significant business experience with leadership of strategic business groups as senior executive of various public companies in Malaysia.  He also has in-depth knowledge of accounting and financial issues related to public companies due to his previous experience as an auditor of public companies.  He brings his specialized knowledge of merchant banking and corporate finance to our board and has outside board experience at several subsidiary companies related to ILTS’s parent company.  He also has affiliation with the Risk Management Committee of Berjaya Corporation Berhad, a diversified public corporation based in Kuala Lumpur, Malaysia.

Mr. O’Meara, Jr. brings to our board his profound business experience in serving as President of The Budget Plan and Owner and Director of Connecticut Yankee Greyhound Park and New England Harness Raceway.  In addition, he has specialized and extensive knowledge and experience in the consumer loan business and automobile dealerships.  During his 50-year career in financing business, Mr. O'Meara, Jr. has dealt extensively with purchase agreements, commercial and residential real estate mortgages, unsecured and secured loans.

Mr. Lee  has extensive business and leadership experience in an executive and management capacity in both private and public companies including most recently serving as Executive Vice President and Director of Roadhouse Grill, Inc.  He is a certified and chartered accountant from the United Kingdom. He brings financial and accounting expertise to our board due to his previous training and experience with the big 4 public accounting practice and as a financial executive in both private and  public companies.

Mr. Ooi has significant business development and leadership experience in the lottery and related gaming industries in serving as senior executive of ILTS and other related companies.  In addition to the in-depth knowledge of finance and accounting due to his educational training and previous experience as an auditor of public companies in the United Kingdom, Mr. Ooi has outside board experience at several subsidiary companies related to ILTS’s parent company.

Mr. Tan has extensive experience in the field of research covering the various sectors of property, commodities, telecommunications and transport.  He brings finance and accounting expertise to our board due to his education at the London School of Economics, United Kingdom.  In addition to his outside board experience and global business experience in other public and private corporations in Malaysia, Hong Kong, Canada and the U.S., Mr. Tan has affiliation with the Risk Management Committee of Berjaya Corporation Berhad, a diversified public corporation based in Kuala Lumpur, Malaysia.

Leadership Structure

The chairman of our board of directors and the president of our company serve different functions.  Our board of directors has determined that its leadership structure is appropriate and effective for the size of our company.  Our board of directors believes that having the chairman and president serve separate functions provides clear leadership, accountability and promotes strategic development and execution as our company executes our strategy and objectives. Our board of directors and the nominating committee also believe that there is a high degree of transparency among directors and company management. Three of the six members of our board are independent directors and all of those individuals serve on the committees of our board of directors.

Risk Oversight

Our board of directors is responsible for consideration and oversight of the risks facing the Company and its subsidiary. Our board of directors regularly reviews information provided by management in order to ensure that material risks are identified and managed appropriately. Our board considers, as appropriate, risks among other factors in reviewing our strategy, business plan, budgets and major transactions. Our board committees assist the full board of directors’ oversight of our material risks by focusing on risks related to the particular area of concentration of the relevant committee. For example, the compensation committee oversees risks related to our executive compensation plans and arrangements, the audit committee oversees the financial reporting and control risks and the nominating committee oversees risks associated with the independence of our board of directors and potential conflicts of interest, the affiliations committee oversees the related party activities to ensure fair and equitable pricing strategies. The full board of directors incorporates the insight provided by these reports into its overall risk oversight analysis.

Board Diversity

Although the nominating committee may consider whether nominees assist in achieving a mix of board members that represents a diversity of background and experience, which is not only limited to race, gender or national origin, we have no formal policy regarding board diversity.

Executive Officers of the Registrant

Jeffrey M. Johnson, 49, was appointed as President effective January 2007.  He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.

T. Linh Nguyen, 41, was appointed as Acting Chief Financial Officer and Corporate Secretary in January 2006 and presently serves as Chief Financial Officer since January 2007.  She served as Director of Finance and held various finance and accounting positions at ILTS since November 1999.

There are no family relationships among members of our executive officers or our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee consisting of Messrs. Johnson, O’Meara, Jr. and Lee. The Audit Committee held four meetings during the year.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.  The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls.  During fiscal years 2010 and 2009, all services were pre-approved by the Audit Committee.  The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s Independent Registered Public Accounting Firm.

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

Code of Ethics

The Company has adopted an amended and restated Code of Conduct and Ethics that applies to all of its employees, officers, directors and consultants.

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

The following table sets forth, for the fiscal years ended April 30, 2010 and 2009, the compensation earned by the principal executive officer, the principal financial officer of the Company, and one other individual earning in excess of $100,000 during such years (the “Named Executive Officers”).

Summary Compensation Table

							Non-Equity	Non-Qualified
							Incentive	Deferred
					Stock Awards	Option Awards	Plan	Compensation	All Other
Name And		Salary	Bonus				Compensation	Earnings	Compensation		Total
Principal Position	Year	($)	($)		($)	($)	($)	($)	($)		($)

Jeffrey M. Johnson	2010	$160,000		$-	$-	$-	$-	$-	$8,405	(2)	$168,405
President	2009	$140,000	(1)	$-	$-	$-	$-	$-	$8,405	(2)	$148,405

T. Linh Nguyen	2010	$115,000		$-	$-	$-	$-	$-	$-		$115,000
Chief Financial Officer and Corporate Secretary	2009	$111,666	(1)	$-	$-	$-	$-	$-	$-		$111,666

Christopher Ortiz	2010	$120,000		$-	$-	$-	$-	$-	$-		$120,000
Manager of Business Development	2009	$110,720	(1)	$-	$-	$-	$-	$-	$-		$110,720

There were no Company matching contributions to the Named Executive Officers from the 401(k) plan or other Long Term Compensation Awards during the fiscal years 2010 and 2009.
There were no stock options or stock appreciation rights granted to the Named Executive Officers during the fiscal years 2010 and 2009.
(1)	Salaries were prorated to reflect new annual compensations of $160,000, $115,000 and $120,000 for Mr. Johnson, Ms. Nguyen and Mr. Ortiz, respectively, effective January 1, 2009.

(2)	Other compensation of $8,405 represents car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.

Options Exercise During Fiscal Year Ended April 30, 2010

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable

	(#)	($)	(#)	(#)
Jeffrey M. Johnson	-	-	-	-
T. Linh Nguyen	-	-	-	-
Christopher Ortiz	-	-	-	-

Outstanding Equity Awards as of April 30, 2010

	Options awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise date	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested

	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Jeffrey M. Johnson	-	-	-	-	n/a	-	-	-	-
T. Linh Nguyen	-	-	-	-	n/a	-	-	-	-
Christopher Ortiz	-	-	-	-	n/a	-	-	-	-

The Company does not have any employment agreements or change in control arrangements with its executive officers.

Compensation of Directors

The following table summarizes the compensation earned by directors for the year ended April 30, 2010.
Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Theodore A. Johnson	$8,000	$—	$—	$—	$—	$—
Chan Kien Sing	$—	$—	$—	$—	$—	$—
Martin J. O'Meara, Jr.	$7,000	$—	$—	$—	$—	$—
Alain K. Lee	$22,000	(1) $—	$—	$—	$—	$—
Ooi Lee Meng	$—	$—	$—	$—	$—	$—
Rayvin Yeong Sheik Tan	$—	$—	$—	$—	$—	$—

During the fiscal year ended April 30, 2010, independent Directors received an annual retainer fee of $4,000 and a fee of $500 for each Board meeting attended.  In addition, each committee’s Chairman received an annual retainer of $1,000 for services as Chairman of such committee.  Directors who were employees of the affiliates of ILTS’ Parent company, BLM, opted not to receive director remuneration and meeting fees in the year ended April 30, 2010.   All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.

(1)	Amount represents one-time payment for services, director remuneration and meeting fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 8, 2010 by:

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

Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Shares of Common Stock
	Number			Percent of Class
Common Stock	Theodore A. Johnson, Chairman of the Board	18,606		*
n/a	Chan Kien Sing, Director	-	(a)
Common Stock	Martin J. O’Meara, Jr., Director	111,991		*
n/a	Alain K. Lee, Director	-
n/a	Ooi Lee Meng, Director	-	(a)
n/a	Rayvin Yeong Sheik Tan, Director	-	(a)
Common Stock	Jeffrey M. Johnson, President	1,650		*
n/a	T. Linh Nguyen, Chief Financial Officer and Corporate Secretary	-

	All directors and executive officers as a group (8 persons)	132,247		1.0%

	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(a)	71.32%

 (a) Employees of affiliates of BLM.  All three individuals disclaim beneficial ownership of such shares.

BLM’s correspondence address is:
Level 12 (East Wing)
Berjaya Times Square
No.1, Jalan Imbi
55100 Kuala Lumpur, Malaysia.

* Less than one percent of the outstanding common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any securities authorized for issuance under an equity compensation plan.  See the discussion under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of page 14 of this report which is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the fiscal years ended April 30, 2010 and 2009, the Company derived revenues from sales of products and services under agreements with three related parties which totaled approximately $6.1 million (86% of total revenue) and $3.5 million (54% of total revenue), respectively.  The Company also had outstanding accounts receivable at April 30, 2010 and 2009 of $463,000 and $37,000, respectively, from these related customers.  A more detailed description of the transactions with the Company’s related parties in the years ended April 30, 2010 and 2009 are presented in Note 5 entitled “RELATED PARTY TRANSACTIONS” in our Consolidated Financial Statements beginning on page 35 of this report.

Parent Company

As of April 30, 2010, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares of the Company, and is the Parent company of the Company.

Director Independence

The Board has determined that the following directors are not considered to be independent directors under the NASDAQ listing standards:   Chan Kien Sing, Ooi Lee Meng and Rayvin Yeong Sheik Tan.  The Board has determined that the following directors are independent directors under the NASDAQ listing standards: Theodore A. Johnson, Martin J. O’Meara, Jr. and Alain K. Lee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant.  J.H. Cohn LLP was the principal accountant for the years ended April 30, 2010 and 2009.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2010	April 30, 2009

Audit Fees	$120,000	$117,000
Audit Related Fees (a)	13,121	10,000
Tax Fees (b)	11,050	10,000
All Other fees	-	-
	$144,171	$137,000

(a) Audit Related Fees in the amount of $13,121 and $10,000 in fiscal 2010 and 2009, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.

(b) Fees in the amount of $11,050 and $10,000 in fiscal 2010 and 2009, respectively, related to professional services rendered for tax compliance.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(d) Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya's stock ownership from 38.5% to 71.3% (incorporated by reference from ILTS's Form 8-K filed on October 18, 1999).

(e) The Company’s Equity Participation Plan, approved by the shareholders on June 22, 2000 (incorporated by reference to Form 10-KSB for the year ended December 31, 2000, File No. 0-10294).

(14) The Company’s Amended and Restated Code of Conduct and Ethics

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

Dated: July 8, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	July 8, 2010
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 8, 2010
/s/ Chan Kien Sing Chan Kien Sing	Director	July 8, 2010
/s/ Alain K. Lee Alain K. Lee	Director	July 8, 2010
/s/ Ooi Lee Meng Ooi Lee Meng	Director	July 8, 2010
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	July 8, 2010