Form 10-Q
period 2010-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2010-09-13
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at September 13, 2010
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	July 31, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,534	$2,363
Certificates of deposit	1,497	1,745
Accounts receivable, net of allowance for doubtful accounts of $75	1,385	500
Costs and estimated earnings in excess of billings on uncompleted contracts	26	804
Inventories, net	1,210	1,042
Other current assets	107	224
Total current assets	6,759	6,678
Equipment, furniture and fixtures, net	395	405
Other noncurrent assets	72	73
Total assets	$7,226	$7,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$502	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	752	440
Accrued payroll and related taxes	405	349
Warranty reserves	36	42
Payable to Parent	250	250
Other current liabilities	47	44
Deferred revenues	278	344
Total current liabilities	2,270	2,091
Long-term liabilities	-	6
Total liabilities	2,270	2,097
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(51,414)	(51,311)
Total shareholders' equity	4,956	5,059
Total liabilities and shareholders' equity	$7,226	$7,156

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2010	2009
Revenues:
Sales of products	$1,451	$1,274
Services	261	192
	1,712	1,466
Cost of sales:
Cost of product sales	1,156	993
Cost of services	43	35
	1,199	1,028
Gross profit	513	438

Research and development expenses	-	477
Selling, general and administrative expenses	629	503
Loss from operations	(116)	(542)

Other income (expense):
Interest and dividend income	1	5
Other	12	(3)
Net loss	$(103)	$(540)

Net loss per share:
Basic and diluted	$(0.01)	$(0.04)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(103)	$(540)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	24	36
Warranty reserve expense	6	14
Changes in operating assets and liabilities:
Accounts receivable	(885)	(248)
Costs and estimated earnings in excess of billings on uncompleted contracts	778	(68)
Inventories	(168)	(190)
Other current assets	117	45
Accounts payable	(120)	266
Billings in excess of costs and estimated earnings on uncompleted contracts	312	(482)
Accrued payroll and related taxes	56	(42)
Warranty reserves	(12)	-
Other current liabilities	(3)	14
Deferred revenues	(66)	(4)
Net cash used in operating activities	(64)	(1,199)

Cash flows from investing activities:
Purchases of certificates of deposit	(747)	-
Proceeds from redemption of certificates of deposit	995	915
Additions to equipment, furniture and fixtures	(13)	(30)
Net cash provided by investing activities	235	885

Net increase (decrease) in cash and cash equivalents	171	(314)
Cash and cash equivalents at beginning of period	2,363	4,041
Cash and cash equivalents at end of period	$2,534	$3,727

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

In recent years, the Company has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commissions (“EAC”) in January 2010 for its OpenElect® digital optical scan election system - the only digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction's procurement process, the Company will provide the OpenElect® products’ source code for independent review.

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
•           Minimal training for poll workers to set-up and operate; and
•           Minimal voter re-education required.

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 filed with the SEC on July 8, 2010.  The condensed consolidated balance sheet as of April 30, 2010 has been derived from the audited financial statements included in the form 10-K for that year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  Actual results could differ from those estimates.  Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Deferred Revenues

Deferred revenues of approximately $278,000 as of July 31, 2010 represent prepayments for software products which were related to the use of the PBC voting system and other software and technical support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the three months ended July 31, 2010 is as follows:

(Amounts in thousands)
Balance at May 1, 2010	$42
Additional reserves	24
Warranty reserve expense adjustments	(18)
Charges incurred	(12)
Balance at July 31, 2010	$36

Segment Information

Segment Reporting requires companies to report certain information about operating segments in their condensed consolidated financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs and develops computerized wagering systems and terminals for the online lottery and pari-mutuel racing industries worldwide.   Presently the voting segment generates revenues from product servicing and software support services.

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended July 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$1,569	$143	$1,712
Income (loss) from operations	178	(294)	(116)
Depreciation and amortization	18	6	24
Cost and estimated earnings in excess of billings on uncompleted contracts	26	-	26
Equipment, furniture and fixtures, net	149	246	395
Intangible assets – patent, net	-	23	23
Warranty reserves	36	-	36
Deferred revenues	9	269	278

	As of and for the Three Months Ended July 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$1,361	$105	$1,466
Income (loss) from operations	30	(572)	(542)
Depreciation and amortization	31	5	36
Cost and estimated earnings in excess of billings on uncompleted contracts	71	-	71
Equipment, furniture and fixtures, net	231	180	411
Capitalized computer software development costs, net	-	2	2
Intangible assets – patent, net	-	18	18
Warranty reserves	35	-	35
Deferred revenues	8	236	244

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	July 31,	April 30,
	2010	2010
(Amounts in thousands)
Raw materials and subassemblies	$1,184	$1,038
Work-in-process	26	4
	$1,210	$1,042

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which approximate three to seven years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  In accordance with FASB ASC 360-10, “Property, Plant, and Equipment,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  At July 31, 2010 and April 30, 2010, and during the three months ended July 31, 2010 and fiscal year ended April 30, 2010, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following (in thousands):
	July 31,	April 30,
	2010	2010
(Amounts in thousands)
Plant and machinery	$678	$678
Computer equipment	1,224	1,217
Leasehold improvement	183	183
Furniture, fixtures and equipment	91	91
Construction in progress	7	1
	2,183	2,170
Accumulated depreciation	(1,788)	(1,765)
Net equipment, furniture and fixtures	$395	$405

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares outstanding during the period.

During the three months ended October 31, 2009, the 84,000 options outstanding expired.  Therefore, there were no outstanding options at July 31, 2010.  At July 31, 2009, the effects of the assumed exercise of options to purchase 84,000 shares of the Company’s common stock at the price of $1.00 were not included in the computation of diluted net loss per share amounts because they were anti-dilutive for that purpose due to the reported net loss.

Shared-based Compensation

The Company requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period.  There was no share-based compensation expense related to employee stock options recognized during the three months ended July 31, 2010 and 2009.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented.

	July 31, 2010	July 31, 2009
Revenue:
From unrelated customers	No individual customer accounted for more than 10% of total revenue.	No individual customer accounted for more than 10% of total revenue.

From related customers	Two customers accounted for 79% of total revenue or 54% and 25% individually.	Two customers accounted for 82% of total revenue or 72% and 10% individually.

Related Party Transactions

During the three months ended July 31, 2010 and 2009, revenues from all related party agreements for sales of products and services totaled approximately $1.4 million (82% of total revenue) and $1.2 million (82% of total revenue), respectively.  Included in accounts receivable at July 31, 2010 was approximately $1.4 million from these customers.  Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2010 and 2009 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2010.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three months ended July 31, 2010 and 2009;
•	There were no accounts receivable balances from BLM as of July 31, 2010 and April 30, 2010; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of July 31, 2010 and April 30, 2010.

Philippine Gaming Management Corporation

On January 11, 2010, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipments of these products began in the first quarter of fiscal 2011 and are expected to complete in the second quarter of fiscal 2011.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products, software and support service during the three months ended July 31, 2010 totaled approximately $924,000.  For the three months ended July 31, 2009, revenues recognized on the shipment of the lottery products totaled approximately $1.1 million;

•
Billings in excess of costs and estimated earnings in connection with the lottery product order dated January 11, 2010 mentioned above totaled $220,000 as of July 31, 2010 and $440,000 as of April 30, 2010;

•	There was no deferred revenue as of July 31, 2010. Deferred revenue on software support services totaled $6,000 as of April 30, 2010; and
•	Accounts receivable from the sale of lottery products and services totaled $298,000 as of July 31, 2010, compared to $10,000 as of April 30, 2010.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

The financial activities and balances related to transactions with STM were as follows:

•
Revenue of $78,000 was recognized on the sale of software support services during the three months ended July 31, 2010.  Revenue of $151,000 was recognized on the sale of lottery products and software support services during the three months ended July 31, 2009;

•	There were deferred revenues of $9,000 on software support services as of July 31, 2010 and April 30, 2010;
•	There was no accounts receivable balance from STM as of July 31, 2010, compared to $13,000 as of April 30, 2010.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery and software products, support services and spare parts.

On December 16, 2009, the Company signed a contract with Natural Avenue for a complete online DataTrak lottery system valued at approximately $3.6 million.  The contract is scheduled to be completed by the fourth quarter of fiscal 2011.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenue of $420,000 was recognized on the performance of contract deliverables and sale of support services during the three months ended July 31, 2010.  During the three months ended July 31, 2009, revenue of $16,000 was recognized on the sale of support services;

•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 16, 2009 totaled approximately $532,000 as of July 31, 2010, compared to net costs and estimated earnings in excess of billings of approximately $799,000 as of April 30, 2010; and

•	Accounts receivable totaled approximately $1.1 million at July 31, 2010, compared to $440,000 as of April 30, 2010.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three months ended July 31, 2010 and 2009, the Company incurred approximately $58,000 and $38,000, respectively.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at July 31, 2010 and April 30, 2010 due to the short-term maturity of the instruments.

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

The FASB had issued certain other accounting pronouncements as of July 31, 2010 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during fiscal 2011.

Subsequent Events

On August 17, 2010, the Company signed an agreement to supply an online lottery system and terminals for the Ohwistha Community Lottery, which will be operated in the Kahnawà:ke Mohawk Territory, Canada. Under the terms of the agreement, ILTS will deliver a turnkey system including implementation services.  The contract value approximates $1.0 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" described in our Annual Report on Form 10-K for the year ended April 30, 2010 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended
(Amounts in thousands)	July 31,
Revenues	2010	2009	Change
Products:
Contracts	$1,291	$964	$327
Spares	160	310	(150)
Total Products	1,451	1,274	177
Services:
Software Support	182	168	14
Product Servicing and Support	79	24	55
Total Services	261	192	69
	$1,712	$1,466	$246

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

The current domestic and global economic slowdown and tightening of the credit markets may adversely affect our business and financial condition in ways that we cannot reasonably predict.  For the gaming business, due to the tightening of the credit markets, our potential and existing customers may not be able to secure financing for lottery projects which could effectively impact our revenue potential.  For the voting business, various government entities and jurisdictions have experienced severe budget constraints which could compel them to delay or cancel their purchasing decisions, and hence, impact our ability to generate revenue.

Contract revenue for the three months ended July 31, 2010 was $1.3 million, compared to $964,000 in the same period in 2009.  First quarter fiscal 2011 revenue was derived from two relatively significant contracts while first quarter fiscal 2010 revenue was derived from one significant contract.

Spares revenue for the three months ended July 31, 2010 was $160,000, compared to $310,000 for the corresponding period in 2009.  Lower spare revenue in 2010 was attributable to lower demand for spare parts from the same pool of customers.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended July 31, 2010 was $182,000, compared to $168,000 for the same period in 2009.  The slight increase in software support revenue in 2010 is due to one additional software support agreement with an unrelated customer.

Product servicing and support revenue for the periods ended July 31, 2010 and 2009 were $79,000 and $24,000, respectively.  The increase is due to a service arrangement with an unrelated customer.

Related party revenue of approximately $1.4 million accounted for 82% of total revenue in the three months ended July 31, 2010, compared to $1.2 million or 82% of total revenue in the corresponding period in 2009.

Cost of Sales and Gross Profit Analysis
	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2010		2009
Revenues:
Products	$1,451	85%	$1,274	87%
Services	261	15%	192	13%
Total revenues	$1,712	100%	$1,466	100%

Cost of sales:
Products	$1,156	68%	$993	68%
Services	43	3%	35	2%
Total costs of sales	$1,199	71%	$1,028	70%

Gross profit:
Products	$295	17%	$281	19%
Services	218	12%	157	11%
Total gross profit	$513	29%	$438	30%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 29% for the three months ended July 31, 2010, compared to 30% for the corresponding period in 2009.   The slight reductions in 2010 are largely due to higher cost of sales associated with contract and spares revenues.

Research and Development Expenses (“R&D”)

For the three months ended July 31, 2010, we did not incur any R&D expenses, compared to $477,000 in the same period in 2009.  We attribute the significant decreases to the completion of the development of new voting system products.  We anticipate that R&D expenses will remain relatively insignificant in the remaining quarters of fiscal 2011 as we focus and dedicate our efforts on the marketing and sale of the new voting system.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2010 were $629,000, compared to $503,000 in the same period in 2009.    The increases in SG&A expenses are primarily related to higher expenses incurred in marketing activities for the voting and gaming segments, higher personnel costs associated with increased headcount and higher consulting fees associated with the voting segment. We anticipate that SG&A expense will increase moderately in the remaining quarters of fiscal 2011.

Other Income

Other income in the three months ended July 31, 2010 and 2009 remained relatively insignificant.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at July 31, 2010 was $4.5 million.

Contract backlog at July 31, 2010 was approximately $2.8 million.  Of this amount, approximately $1.4 million will be derived from gaming contracts executed with related customers.  The remaining contract backlog amount of approximately $1.4 million relates to voting and gaming contracts with unrelated customers.

Additional sources of cash through July 31, 2011 are expected to be derived from spares, software and technical support and licensing revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2011, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2011.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Three Months Ended
	July 31,	July 31,	Increase
	2010	2009	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(64)	$(1,199)	$1,135
Investing activities	235	885	(650)
Net increase (decrease) in cash and cash equivalents	$171	$(314)	$485

Cash Flow Analysis

Net cash used in operating activities was $64,000 for the three months ended July 31, 2010, compared to $1.2 million for the same period in 2009.  The primary factors contributing to the variability in the reported cash flow amounts relate to the timing of customer contract performance and milestone invoicing which effectively impacted accounts receivable and billings in excess of costs and estimated earnings on uncompleted contracts.  In addition, the timing of customer contract related purchases and the lower net loss incurred in 2010 also contributed to the variability in the reported cash flow amounts.

Net cash provided by investing activities was $235,000 for the three months ended July 31, 2010, compared to $885,000 in 2009.  The lower net cash provided by investing activities in the three months ended July 31, 2010 resulted from the purchases of certificates of deposits.  Capital expenditures for computer equipment amounted to $13,000 in the three months ended July 31, 2010, compared to $30,000 in 2009.

There were no financing activities for the three months ended in July 31, 2010 or 2009.

Capital Resources

As of July 31, 2010, there were no unused credit facilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.
ITEM 1A.	RISK FACTORS
The discussion of risk factors relating to our business is disclosed in our Form 10-K for the fiscal year ended April 30, 2010 filed with the SEC on July 8, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

Not applicable
ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

A.          Exhibits

Exhibit Number	Document Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2010		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary