Form 10-Q
period 2010-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2010-12-15
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at December 15, 2010
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	October 31, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,065	$2,363
Certificates of deposit	1,247	1,745
Accounts receivable, net of allowance for doubtful accounts of $75	996	500
Costs and estimated earnings in excess of billings on uncompleted contracts	64	804
Inventories, net	818	1,042
Other current assets	140	224
Total current assets	6,330	6,678
Equipment, furniture and fixtures, net	501	405
Other noncurrent assets	71	73
Total assets	$6,902	$7,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$160	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	563	440
Accrued payroll and related taxes	362	349
Warranty reserves	17	42
Payable to Parent	250	250
Other current liabilities	50	44
Deferred revenues	400	344
Total current liabilities	1,802	2,091
Long-term liabilities	5	6
Total liabilities	1,807	2,097
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(51,275)	(51,311)
Total shareholders' equity	5,095	5,059
Total liabilities and shareholders' equity	$6,902	$7,156

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues:
Sales of products	$1,793	$1,299	$3,244	$2,573
Services	189	165	450	357
	1,982	1,464	3,694	2,930
Cost of sales:
Cost of product sales	1,222	1,122	2,378	2,115
Cost of services	25	26	68	61
	1,247	1,148	2,446	2,176
Gross profit	735	316	1,248	754

Research and development expenses	-	391	-	868
Selling, general and administrative expenses	598	506	1,227	1,009
Income (loss) from operations	137	(581)	21	(1,123)

Other income (expense):
Interest and dividend income	2	2	3	7
Other	-	-	12	(3)
Net income (loss)	$139	$(579)	$36	$(1,119)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.04)	$-	$(0.08)
Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$36	$(1,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	56	72
Warranty reserve expense	7	16
Changes in operating assets and liabilities:
Accounts receivable	(496)	(417)
Costs and estimated earnings in excess of billings on
uncompleted contracts	740	(64)
Inventories	224	51
Other current assets	84	63
Accounts payable	(462)	20
Billings in excess of costs and estimated earnings on uncompleted
contracts	123	(482)
Accrued payroll and related taxes	13	(95)
Warranty reserves	(32)	(3)
Other current liabilities	5	(21)
Deferred revenues	56	116
Net cash provided by (used in) operating activities	354	(1,863)

Cash flows from investing activities:
Purchases of certificates of deposit	(997)	-
Proceeds from redemption of certificates of deposit	1,495	1,803
Additions to equipment, furniture and fixtures	(150)	(30)
Net cash provided by investing activities	348	1,773

Net increase (decrease) in cash and cash equivalents	702	(90)
Cash and cash equivalents at beginning of period	2,363	4,041
Cash and cash equivalents at end of period	$3,065	$3,951

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

In recent years, the Company has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commission (“EAC”) in January 2010 for its OpenElect® digital optical scan election system - the only digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction's procurement process, the Company will provide the OpenElect® products’ source code for independent review.

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

Deferred Revenues

Deferred revenues of approximately $400,000 as of October 31, 2010 represent prepayments for products and services which were related to the use of the PBC and OpenElect® voting systems, and other software and technical support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the six months ended October 31, 2010 is as follows:

(Amounts in thousands)
Balance at May 1, 2010	$42
Additional reserves	29
Warranty reserve expense adjustments	(22)
Charges incurred	(32)
Balance at October 31, 2010	$17

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended
	October 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$1,875	$107	$1,982
Income (loss) from operations	448	(311)	137
Depreciation and amortization	25	7	32
Costs and estimated earnings in excess of billings on uncompleted contracts	10	54	64
Equipment, furniture and fixtures, net	130	371	501
Intangible assets – patent, net	-	22	22
Warranty reserves	17	-	17
Deferred revenues	9	391	400

	As of and for the Three Months Ended
	October 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$1,385	$79	$1,464
Income (loss) from operations	18	(599)	(581)
Depreciation and amortization	31	5	36
Costs and estimated earnings in excess of billings on uncompleted contracts	67	-	67
Equipment, furniture and fixtures, net	197	179	376
Capitalized computer software development costs, net	-	2	2
Intangible assets – patent, net	-	17	17
Warranty reserves	34	-	34
Deferred revenues	8	356	364

	As of and for the Six Months Ended
	October 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$3,444	$250	$3,694
Income (loss) from operations	626	(605)	21
Depreciation and amortization	43	13	56
Costs and estimated earnings in excess of billings on uncompleted contracts	10	54	64
Equipment, furniture and fixtures, net	130	371	501
Intangible assets – patent, net	-	22	22
Warranty reserves	17	-	17
Deferred revenues	9	391	400

	As of and for the Six Months Ended
	October 31, 2009
	Gaming Business	Voting Business	Totals
Total revenues	$2,746	$184	$2,930
Income (loss) from operations	48	(1,171)	(1,123)
Depreciation and amortization	62	10	72
Costs and estimated earnings in excess of billings on uncompleted contracts	67	-	67
Equipment, furniture and fixtures, net	197	179	376
Capitalized computer software development costs, net	-	2	2
Intangible assets – patent, net	-	17	17
Warranty reserves	34	-	34
Deferred revenues	8	356	364

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	October 31,	April 30,
	2010	2010
(Amounts in thousands)
Raw materials and subassemblies	$813	$1,038
Work-in-process	5	4
	$818	$1,042

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which approximate three to seven years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, “Property, Plant, and Equipment,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  At October 31, 2010 and April 30, 2010, and during the three and six months ended October 31, 2010 and fiscal year ended April 30, 2010, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following (in thousands):
	October 31,	April 30,
	2010	2010
(Amounts in thousands)
Plant and machinery	$678	$678
Computer equipment	1,367	1,217
Leasehold improvement	183	183
Furniture, fixtures and equipment	91	91
Construction in progress	1	1
	2,320	2,170
Accumulated depreciation	(1,819)	(1,765)
Net equipment, furniture and fixtures	$501	$405

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period.

During the three months ended October 31, 2009, the 84,000 options outstanding expired.  Therefore, there were no outstanding options at October 31, 2010.

Shared-based Compensation

The Company requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period.  There was no share-based compensation expense related to employee stock options recognized during the three and six month periods ended October 31, 2010 and 2009.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented.

	Three Months Ended October 31,		Six Months Ended October 31,

	2010	2009	2010	2009
Revenue:
From unrelated customers	Two customers accounted for 34% of total revenue	One customer accounted for 19% of total revenue	Two customers accounted for 22% of total revenue	One customer accounted for 14% of total revenue
From related customers	One customer accounted for 49% of total revenue	One customer accounted for 69% of total revenue	Two customers accounted for 65% of total revenue	One customer accounted for 70% of total revenue

Related Party Transactions

During the three months ended October 31, 2010 and 2009, revenues from all related party agreements for sales of products and services totaled approximately $1.2 million (61% of total revenue) and $1.1 million (75% of total revenue), respectively.  Related party revenues for the six months ended October 31, 2010 and 2009 were approximately $2.6 million (70% of total revenue) and $2.3 million (78% of total revenue), respectively. Included in accounts receivable at October 31, 2010 was approximately $908,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2010 and 2009 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2010.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and six months ended October 31, 2010 and 2009;
•	There were no accounts receivable balances from BLM as of October 31, 2010 and April 30, 2010; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of October 31, 2010 and April 30, 2010.

Philippine Gaming Management Corporation

On January 11, 2010, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipments of these products began in the first quarter of fiscal 2011 and are expected to be completed in the third quarter of fiscal 2011.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products and software support service during the three and six months ended October 31, 2010 totaled approximately $965,000 and $1.9 million, respectively.  Revenues recognized on the sale of lottery products during the three and six months ended October 31, 2009 totaled approximately $1.0 million and $2.1 million, respectively;

•
In connection with the lottery product order dated January 11, 2010 mentioned above, costs and estimated earnings in excess of billings totaled $10,000 as of October 31, 2010, compared to billings in excess of costs and estimated earnings totaled $440,000 as of April 30, 2010;

•	There was no deferred revenue as of October 31, 2010. Deferred revenue on software support services totaled $6,000 as of April 30, 2010; and
•	Accounts receivable from the sale of lottery products and services totaled $465,000 as of October 31, 2010, compared to $10,000 as of April 30, 2010.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $78,000 and $155,000 were recognized on the sale of support services during the three and six months ended October 31, 2010.   Revenues of $71,000 and $222,000 were recognized on the sale of support services and lottery products during the three and six months ended October 31, 2009, respectively;

•	There were deferred revenues of $9,000 on software support services as of October 31, 2010 and April 30, 2010; and
•	There was no accounts receivable balance from STM as of October 31, 2010, compared to $13,000 as of April 30, 2010.

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

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $91,000 and $511,000 were recognized on the performance of contract deliverables and sale of support services during the three and six months ended October 31, 2010, respectively.  Revenues of $16,000 and $32,000 were recognized on the sale of support services during the three and six months ended October 31, 2009, respectively;

•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 16, 2009 totaled approximately $461,000 as of October 31, 2010, compared to net costs and estimated earnings in excess of billings of approximately $799,000 as of April 30, 2010; and

•	Accounts receivable totaled approximately $377,000 at October 31, 2010, compared to $440,000 as of April 30, 2010.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and six months ended October 31, 2010, the Company incurred approximately $55,000 and $113,000, respectively, which are shown as part of cost of sales.  During the three and six months ended October 31, 2009, the Company incurred approximately $45,000 and $83,000, respectively, which are shown as part of cost of sales.

Ascot Sports Sdn. Bhd.

The Company provided Ascot Sports Sdn. Bhd. an affiliate of BLM and a related party, with software products.

•	During the three and six months ended October 31, 2010, the Company recognized revenue of $66,000 for software product development. There was no revenue recognized in the prior year periods.
•	Accounts receivable totaled approximately $66,000 at October 31, 2010. There was no account receivable balance as of April 30, 2010.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at October 31, 2010 and April 30, 2010 due to the short-term maturity of the instruments.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition, ASC ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” that will become effective for the Company beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We adopted this new guidance as of May 1, 2010.  The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of October 31, 2010 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during fiscal 2011.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable.  We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates.  There have been no material changes to the critical accounting policies outlined in the Company’s annual report on form 10-K for the fiscal year ended April 30, 2010.

RESULTS OF OPERATIONS
Revenue Analysis
	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2010	2009	Change	2010	2009	Change
Products:
Contracts	$1,290	$885	$405	$2,581	$1,849	$732
Spares	503	414	89	663	724	(61)
Total Products	1,793	1,299	494	3,244	2,573	671
Services:
Software Support	166	159	7	348	327	21
Product Servicing and Support	23	6	17	102	30	72
Total Services	189	165	24	450	357	93
	$1,982	$1,464	$518	$3,694	$2,930	$764

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

Contract revenue for the three months ended October 31, 2010 was $1.3 million, compared to $885,000 in the same period in 2009.   For the six months ended October 31, 2010, contract revenue was $2.6 million, compared to $1.8 million for the corresponding period in 2009.  Revenues for the three and six months ended October 2010 were derived from three relatively significant contracts while revenues for the same periods in the prior year were derived from one significant contract.

Spares revenue for the three months ended October 31, 2010 was $503,000, compared to $414,000 for the corresponding period in 2009.  Higher spares revenue in 2010 was attributable to increased demand for spare parts from the same pool of customers.  Spares revenue for the six months ended October 31, 2010 was $663,000, compared to $724,000 for the corresponding period in 2009.  The decrease in spares revenue is due to lower demand from the same pool of customers.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended October 31, 2010 remained relatively constant at $166,000, compared to $159,000 for the same period in 2009.   For the six months ended October 31, 2010, software support revenue was $348,000, compared to $327,000 in the same period in 2009.  The slight increase is primarily due to additional software support provided to an unrelated customer.

Product servicing and support revenues for the three months ended October 31, 2010 were $23,000 and $6,000, respectively.  For the six months ended October 31, 2010, product servicing and support revenue was $102,000, compared to $30,000 for the same period in the prior year.  The increase is due to service arrangements with unrelated customers.

Related party revenue of approximately $1.2 million accounted for 61% of total revenue in the three months ended October 31, 2010, compared to $1.1 million or 75% of total revenue in the corresponding period in 2009.  For the six months ended October 31, 2010, related party revenue of approximately $2.6 million accounted for 70% of total revenue, compared to $2.3 million or 78% of total revenue in the corresponding period in 2009.

Cost of Sales and Gross Profit Analysis
	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
(Amounts in thousands)	2010		2009		2010		2009
Revenues:
Products	$1,793	90%	$1,299	89%	$3,244	88%	$2,573	88%
Services	189	10%	165	11%	450	12%	357	12%
Total revenues	$1,982	100%	$1,464	100%	$3,694	100%	$2,930	100%

Cost of sales:
Products	$1,222	62%	$1,122	77%	$2,378	64%	$2,115	72%
Services	25	1%	26	2%	68	2%	61	2%
Total costs of sales	$1,247	63%	$1,148	79%	$2,446	66%	$2,176	74%

Gross profit:
Products	$571	29%	$177	12%	$866	24%	$458	16%
Services	164	8%	139	9%	382	10%	296	10%
Total gross profit	$735	37%	$316	21%	$1,248	34%	$754	26%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 37% for the three months ended October 31, 2010, compared to 21% for the corresponding period in 2009.   For the six months ended October 31, 2010, overall gross profit margins were at 34%, compared to 26% in the same period in 2009.  The increases in 2010 are largely due to higher profitability achieved on the sales of custom spare parts and slightly lower unabsorbed production overhead costs resulting from increased contract activities in the gaming segment.

Research and Development Expenses (“R&D”)

For the three and six months ended October 31, 2010, we did not incur any R&D expenses, compared to $391,000 and $868,000 in the same periods in 2009.  We attribute the significant decreases to the completion of the development of new voting system products.  While we continue to enhance our products, we anticipate that R&D expenses will be very minimal, if any, in the remaining quarters of fiscal 2011 as we focus and dedicate our efforts on the marketing and sale of the new voting system.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2010 were $598,000, compared to $506,000 in the same period in 2009.  For the six months ended October 31, 2010, SG&A expenses were $1.2 million, compared to $1.0 million.  The increases in SG&A expenses are primarily related to higher expenses incurred in marketing activities for the voting and gaming segments, higher personnel costs associated with increased headcount and higher consulting fees associated with the voting segment. We anticipate that SG&A expense will remain relatively constant in the remaining quarters of fiscal 2011.

Other Income

Other income in the three and six months ended October 31, 2010 and 2009 remained relatively insignificant.

Provision for Income Taxes

We did not record any tax benefits or provisions for income taxes for the three and six months ended October 31, 2010 based on the projections that a majority of future taxable income, if any, will be offset against the available net operating loss carryforwards balance of $53.3 million as of April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at October 31, 2010 was $4.5 million.

Contract backlog at October 31, 2010 was approximately $1.6 million.  Of this amount, approximately $614,000 will be derived from gaming contracts executed with related customers.  The remaining contract backlog amount of approximately $986,000 relates to voting and gaming contracts with unrelated customers.

Additional sources of cash through October 31, 2011 are expected to be derived from spares, software and technical support and licensing revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2011, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2011.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
	2010	2009	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$354	$(1,863)	$2,217
Investing activities	348	1,773	(1,425)
Net increase (decrease) in cash and cash equivalents	$702	$(90)	$792

Cash Flow Analysis

Net cash provided by operating activities was $354,000 for the six months ended October 31, 2010, compared to net cash used in operating activities of $1.9 million for the same period in 2009.  The primary factors contributing to the variability in the reported cash flow amounts relate to the net income of $36,000 in 2010 compared to the net loss of $1.1 million in 2009 which resulted principally from the incurrence of research and development expenses.  In addition, we attribute the variability in the reported cash flow amounts to the timing of customer contract performance and milestone invoicing which effectively impacted the cost and earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts.  Furthermore, the timing of customer contract related purchases and the change in inventories contributed to the variability in the reported cash flow amounts.

Net cash provided by investing activities was $348,000 for the six months ended October 31, 2010, compared to $1.8 million in 2009.  The lower net cash provided by investing activities in the six months ended October 31, 2010 resulted from the purchases of certificates of deposits.  Capital expenditures for voting equipment to be used for marketing purposes and computer equipment amounted to $150,000 in the six months ended October 31, 2010, compared to $30,000 in 2009.

There were no financing activities during the six months ended in October 31, 2010 or 2009.

Capital Resources

As of October 31, 2010, there were no credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.
ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors relating to our business as disclosed in our Form 10-K for the fiscal year ended April 30, 2010 filed with the SEC on July 8, 2010.

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

Dated: December 15, 2010		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary