Form 10-Q
period 2011-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2011-03-16
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 16, 2011
Common Stock, no par value per share	12,962,999 shares

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	January 31, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,111	$2,363
Certificates of deposit	1,247	1,745
Accounts receivable, net of allowance for doubtful accounts of $75	883	500
Costs and estimated earnings in excess of billings on uncompleted contracts	63	804
Inventories, net	820	1,042
Other current assets	162	224
Total current assets	6,286	6,678
Equipment, furniture and fixtures, net	470	405
Other noncurrent assets	61	73
Total assets	$6,817	$7,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$299	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	391	440
Accrued payroll and related taxes	438	349
Warranty reserves	29	42
Payable to Parent	250	250
Other current liabilities	54	44
Deferred revenues	485	344
Total current liabilities	1,946	2,091
Long-term liabilities	17	6
Total liabilities	1,963	2,097
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(51,516)	(51,311)
Total shareholders' equity	4,854	5,059
Total liabilities and shareholders' equity	$6,817	$7,156

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues:
Sales of products	$1,146	$910	$4,390	$3,483
Services	226	174	676	531
	1,372	1,084	5,066	4,014
Cost of sales:
Cost of product sales	1,023	674	3,401	2,789
Cost of services	26	9	94	70
	1,049	683	3,495	2,859

Gross profit	323	401	1,571	1,155

Research and development expenses	-	427	-	1,295
Selling, general and administrative expenses	576	421	1,803	1,430
Loss from operations	(253)	(447)	(232)	(1,570)

Other income (expense):
Interest and dividend income	2	1	5	8
Other	-	-	12	(3)
Loss before income taxes	(251)	(446)	(215)	(1,565)
Benefit of income taxes	(10)	(10)	(10)	(10)
Net loss	$(241)	$(436)	$(205)	$(1,555)

Net loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.02)	$(0.12)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(205)	$(1,555)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	87	105
Warranty reserve expense	21	11
Impairment charge for patent write-off	12	-
Changes in operating assets and liabilities:
Accounts receivable	(383)	(89)
Costs and estimated earnings in excess of billings on uncompleted contracts	741	3
Inventories	222	116
Other current assets	62	(221)
Accounts payable	(323)	(78)
Billings in excess of costs and estimated earnings on uncompleted contracts	(49)	1,338
Accrued payroll and related taxes	89	(65)
Warranty reserves	(34)	(9)
Other liabilities	21	(22)
Deferred revenues	141	118
Net cash provided by (used in) operating activities	402	(348)

Cash flows from investing activities:
Purchases of certificates of deposit	(997)	(1,214)
Proceeds from redemption of certificates of deposit	1,495	1,803
Additions to equipment, furniture and fixtures	(150)	(34)
Additions to intangible asset	(2)	(8)
Net cash provided by investing activities	346	547

Net increase in cash and cash equivalents	748	199
Cash and cash equivalents at beginning of period	2,363	4,041
Cash and cash equivalents at end of period	$3,111	$4,240

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

In recent years, the Company has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commission (“EAC”) in January 2010 for its OpenElect® digital optical scan election system.  As part of a jurisdiction's procurement process, the Company will provide the OpenElect® products’ source code for independent review.

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

Deferred Revenues

Deferred revenues of approximately $485,000 as of January 31, 2011 represent prepayments for products and services which were related to the use of the PBC and OpenElect® voting systems, and other software and technical support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the nine months ended January 31, 2011 is as follows:

(Amounts in thousands)
Balance at May 1, 2010	$42
Additional reserves	43
Warranty reserve expense adjustments	(22)
Charges incurred	(34)
Balance at January 31, 2011	$29

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended
	January 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$1,272	$100	$1,372
Income (loss) from operations	57	(310)	(253)
Depreciation and amortization	26	6	32
Costs and estimated earnings in excess of billings on uncompleted contracts	-	63	63
Equipment, furniture and fixtures, net	112	358	470
Deferred revenues	20	465	485

	As of and for the Three Months Ended
	January 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$1,004	$80	$1,084
Income (loss) from operations	92	(539)	(447)
Depreciation and amortization	28	5	33
Equipment, furniture and fixtures, net	190	159	349
Deferred revenues	14	352	366

	As of and for the Nine Months Ended
	January 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$4,716	$350	$5,066
Income (loss) from operations	683	(915)	(232)
Depreciation and amortization	68	19	87
Costs and estimated earnings in excess of billings on uncompleted contracts	-	63	63
Equipment, furniture and fixtures, net	112	358	470
Deferred revenues	20	465	485

	As of and for the Nine Months Ended
	January 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$3,750	$264	$4,014
Income (loss) from operations	140	(1,710)	(1,570)
Depreciation and amortization	90	15	105
Equipment, furniture and fixtures, net	190	159	349
Deferred revenues	14	352	366

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Inventories consisted of the following:
	January 31,	April 30,
	2011	2010
(Amounts in thousands)
Raw materials and subassemblies	$820	$1,038
Work-in-process	-	4
	$820	$1,042

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which approximate three to seven years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, “Property, Plant and Equipment,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  At January 31, 2011 and April 30, 2010, and during the three and nine months ended January 31, 2011 and fiscal year ended April 30, 2010, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following (in thousands):
	January 31,	April 30,
	2011	2010
(Amounts in thousands)
Plant and machinery	$678	$678
Computer equipment	1,367	1,217
Leasehold improvement	183	183
Furniture, fixtures and equipment	91	91
Construction in progress	1	1
	2,320	2,170
Accumulated depreciation	(1,850)	(1,765)
Net equipment, furniture and fixtures	$470	$405

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares outstanding during the period.

During the three months ended October 31, 2009, 84,000 options outstanding expired.  Therefore, there were no outstanding options at January 31, 2011.

Shared-based Compensation

The Company requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Stock-based employee compensation expense is recognized on a straight-line basis over the requisite service period.  There was no share-based compensation expense related to employee stock options recognized during the three and nine month periods ended January 31, 2011 and 2010.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented.

	Three Months Ended January 31,		Nine Months Ended January 31,

	2011	2010	2011	2010
Revenue:
From unrelated customers	Two customers accounted for 43% of total revenue	One customer accounted for 21% of total revenue	One customer accounted for 16% of total revenue	One customer accounted for 16% of total revenue
From related customers	Two customers accounted for 43% of total revenue	Two customers accounted for 64% of total revenue	Two customers accounted for 59% of total revenue	One customer accounted for 64% of total revenue

Related Party Transactions

During the three months ended January 31, 2011 and 2010, revenues from all related party agreements for sales of products and services totaled approximately $669,000 (49% of total revenue) and $771,000 (71% of total revenue), respectively.  Related party revenues for the nine months ended January 31, 2011 and 2010 were approximately $3.3 million (65% of total revenue) and $3.1 million (77% of total revenue), respectively. Included in accounts receivable at January 31, 2011 was approximately $673,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2011 and 2010 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of January 31, 2011.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and nine months ended January 31, 2011 and 2010;
•	There were no accounts receivable balances from BLM as of January 31, 2011 and April 30, 2010; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $250,000 as of January 31, 2011 and April 30, 2010.

Philippine Gaming Management Corporation

On January 11, 2010, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipments of these products began in the first quarter of fiscal 2011 and were completed in the third quarter of fiscal 2011.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products and support service during the three and nine months ended January 31, 2011 totaled approximately $302,000 and $2.2 million, respectively.  Revenues recognized on the sale of lottery products, software and support service during the three and nine months ended January 31, 2010 totaled approximately $489,000 and $2.5 million, respectively;

•
In connection with the lottery product order dated January 11, 2010 mentioned above, there were no costs and estimated earnings in excess of billings nor billings in excess of costs and estimated earnings as of January 31, 2011, compared to billings in excess of costs and estimated earnings totaled $440,000 as of April 30, 2010;

•	There was no deferred revenue as of January 31, 2011. Deferred revenue on software support services totaled $6,000 as of April 30, 2010; and
•	Accounts receivable from the sale of lottery products and services totaled $235,000 as of January 31, 2011, compared to $10,000 as of April 30, 2010.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $78,000 and $233,000 were recognized on the sale of support services during the three and nine months ended January 31, 2011.   Revenues of $73,000 and $295,000 were recognized on the sale of support services and lottery products during the three and nine months ended January 31, 2010, respectively;

•	There were deferred revenues of $9,000 on software support services as of January 31, 2011 and April 30, 2010; and
•	There was no accounts receivable balance from STM as of January 31, 2011, compared to $13,000 as of April 30, 2010.

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

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $289,000 and $800,000 were recognized on the performance of contract deliverables and sale of support services during the three and nine months ended January 31, 2011, respectively.  Revenues of $209,000 and $240,000 were recognized on the performance of software development and sale of support services during the three and nine months ended January 31, 2010, respectively;

•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 16, 2009 totaled approximately $203,000 as of January 31, 2011, compared to net costs and estimated earnings in excess of billings of approximately $799,000 as of April 30, 2010; and

•	Accounts receivable totaled approximately $372,000 at January 31, 2011, compared to $440,000 as of April 30, 2010.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and nine months ended January 31, 2011, the Company incurred approximately $50,000 and $163,000, respectively, which are shown as part of cost of sales.  During the three and nine months ended January 31, 2010, the Company incurred approximately $47,000 and $130,000, respectively, which are shown as part of cost of sales.

Ascot Sports Sdn. Bhd.

The Company provided Ascot Sports Sdn. Bhd. (“Ascot Sports”), an affiliate of BLM and a related party, with software products.

·
During the three months ended January 31, 2011, there was no revenue recognized from Ascot Sports.  During the nine months ended January 31, 2011, the Company recognized revenue of $66,000 for software product development.   There was no revenue recognized in the prior year periods.

·	Accounts receivable totaled approximately $66,000 at January 31, 2011. There was no account receivable balance as of April 30, 2010.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at January 31, 2011 and April 30, 2010 due to the short-term maturity of the instruments.

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

The FASB had issued certain other accounting pronouncements as of January 31, 2011 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during fiscal 2011.

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

RESULTS OF OPERATIONS
Revenue Analysis
	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2011	2010	Change	2011	2010	Change
Products:
Contracts	$976	$523	$453	$3,557	$2,372	$1,185
Spares	170	387	(217)	833	1,111	(278)
Total Products	1,146	910	236	4,390	3,483	907
Services:
Software Support	192	170	22	540	497	43
Product Servicing and Support	34	4	30	136	34	102
Total Services	226	174	52	676	531	145
	$1,372	$1,084	$288	$5,066	$4,014	$1,052

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

Contract revenue for the three months ended January 31, 2011 was $976,000, compared to $523,000 in the same period in 2010.  For the nine months ended January 31, 2011, contract revenue was $3.6 million, compared to $2.4 million for the corresponding period in 2010.  There were increased contract activities with unrelated customers in the three and nine months ended in January 31, 2011 compared to the corresponding periods in 2010.

Spares revenue for the three months ended January 31, 2011 was $170,000, compared to $387,000 for the corresponding period in 2010.  Spares revenue for the nine months ended January 31, 2011 was $833,000, compared to $1.1 million for the corresponding period in 2010.  The decreases in spares revenue in the periods ended January 31, 2011 are due to lower demand from the same pool of customers.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended January 31, 2011 was $192,000, compared to $170,000 for the same period in 2010.   For the nine months ended January 31, 2011, software support revenue was $540,000, compared to $497,000 in the same period in 2010.  The increases in 2011 are primarily due to additional software support provided to an unrelated customer and higher fees charged to the same pool of customers from the corresponding periods in 2010.

Product servicing and support revenues for the three months ended January 31, 2011 and 2010 were $34,000 and $4,000, respectively.  For the nine months ended January 31, 2011, product servicing and support revenue was $136,000, compared to $34,000 for the same period in the prior year.  The increase is due to several additional service arrangements with unrelated and related customers.

Related party revenue of approximately $669,000 accounted for 49% of total revenue in the three months ended January 31, 2011, compared to $771,000 or 71% of total revenue in the corresponding period in 2010.  For the nine months ended January 31, 2011, related party revenue of approximately $3.3 million accounted for 65% of total revenue, compared to $3.1 million or 77% of total revenue in the corresponding period in 2010.

Cost of Sales and Gross Profit Analysis
	Three Months Ended				Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
(Amounts in thousands)	2011		2010		2011		2010
Revenues:
Products	$1,146	84%	$910	84%	$4,390	87%	$3,483	87%
Services	226	16%	174	16%	676	13%	531	13%
Total revenues	$1,372	100%	$1,084	100%	$5,066	100%	$4,014	100%

Cost of sales:
Products	$1,023	75%	$674	62%	$3,401	67%	$2,789	69%
Services	26	2%	9	1%	94	2%	70	2%
Total costs of sales	$1,049	77%	$683	63%	$3,495	69%	$2,859	71%

Gross profit:
Products	$123	9%	$236	22%	$989	20%	$694	17%
Services	200	14%	165	15%	582	11%	461	12%
Total gross profit	$323	23%	$401	37%	$1,571	31%	$1,155	29%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 23% for the three months ended January 31, 2011, compared to 37% for the corresponding period in 2010.   Lower profit margins in 2011 were due to increased unabsorbed production labor costs, higher labor cost incurred on gaming contracts and higher material costs incurred on spares.  For the nine months ended January 31, 2011, overall gross profit margins were at 31%, compared to 29% in the same period in 2010.  The increase is primarily due to higher profitability achieved on the sales of custom spare parts, partially offset by higher labor cost incurred on gaming contracts.

Research and Development Expenses (“R&D”)

For the three and nine months ended January 31, 2011, we did not incur any R&D expenses, compared to $427,000 and $1.3 million in the same periods in 2010.  We attribute the significant decreases to the successful completion of the development of new voting system products.  While we continue to enhance our products, we anticipate that R&D expenses will be minimal, if any, in the remaining quarter of fiscal 2011 as we focus and dedicate our efforts on the marketing and sale of the new voting system.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended January 31, 2011 were $576,000, compared to $421,000 in the same period in 2009.  For the nine months ended January 31, 2011, SG&A expenses were $1.8 million, compared to $1.4 million.  The significant increases in SG&A expenses are primarily related to higher expenses incurred in marketing activities for the voting and gaming segments, higher personnel costs associated with increased headcount and higher consulting fees associated with the voting segment. We anticipate that SG&A expense will remain relatively constant in the remaining quarter of fiscal 2011.

Other Income

Other income in the three and nine months ended January 31, 2011 and 2010 remained relatively insignificant.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at January 31, 2011 was $4.3 million.

Contract backlog at January 31, 2011 was approximately $783,000.  Of this amount, approximately $243,000 will be derived from a gaming contract executed with a related customer.  The remaining contract backlog amount of approximately $540,000 relates to voting and gaming contracts with unrelated customers.

Additional sources of cash through January 31, 2012 are expected to be derived from spares, software and technical support and licensing revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2012, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2012.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Nine Months Ended
	January 31,	January 31,	Increase
	2011	2010	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$402	$(348)	$750
Investing activities	346	547	(201)
Net increase in cash and cash equivalents	$748	$199	$549
Cash Flow Analysis

Net cash provided by operating activities was $402,000 for the nine months ended January 31, 2011, compared to net cash used in operating activities of $348,000 for the same period in 2010.  The primary factors contributing to the variability in the reported cash flow amounts relate to the net loss of $205,000 in 2011 compared to the net loss of $1.6 million in 2010 which resulted principally from the incurrence of research and development expenses.  In addition, we attribute the variability in the reported cash flow amounts to the timing of customer contract performance and milestone invoicing which effectively impacted the cost and earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts.  Furthermore, the reduction in vendor deposits and timing of payroll cycle coupled with the change in inventories balance contributed to the variability in the reported cash flow amounts.

Net cash provided by investing activities was $346,000 for the nine months ended January 31, 2011, compared to $547,000 in 2010.  The lower net cash provided by investing activities in the nine months ended January 31, 2011 resulted largely from the increase in capital expenditures related to the voting equipment to be used for marketing purposes and computer equipment which amounted to $150,000 in the nine months ended January 31, 2011, compared to $34,000 in 2010.

There were no financing activities during the nine months ended in January 31, 2011 or 2010.

Capital Resources

As of January 31, 2011, there were no credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: March 16, 2011		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary