Form 10-K
period 2011-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2011-07-07
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 7, 2011
Common Stock, no par value per share	12,962,999 shares

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.29 per share), was approximately $1,078,128.  Shares of the registrant's common stock held by each officer and director of the registrant and by each person or entity who is known to own beneficially 5% or more of the registrant's outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
None

ITEM 15.	Exhibits and Financial Statement Schedules	43

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

The terms “ILTS,” “the Company,” “we,” “our” and “us” refer to International Lottery & Totalizator Systems, Inc. and its consolidated wholly-owned subsidiary, Unisyn Voting Solutions, Inc. (“Unisyn”), unless otherwise specified.

Organizational History

We are a leading supplier of computerized wagering systems for the lottery and pari-mutuel racing industries.  In addition, in recent years, our company has developed certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.

ILTS was founded in 1978 and completed an initial public offering in 1981.  Our subsidiary, Unisyn, was founded in 2003.  Our operations and corporate headquarters are located in Vista, California.

Business Overview

We design, develop and provide secure, innovative and dependable gaming and voting processing systems for public and private organizations throughout the world.  We provide a complete range of customized and technologically innovative software, hardware, technical support and site management for our customers’ gaming or voting operations.  We believe our responsiveness to customer requirements in these mission critical operational areas is efficient, technologically superior, dependable and continuous over time.  As a result, we are typically viewed more as a partner than a supplier to our customers.

Lottery and Pari-Mutuel Segment

We generate revenue by designing, manufacturing, licensing, managing, supporting, and servicing computerized wagering systems and terminals for the lottery and pari-mutuel racing industries worldwide.  Although we are not presently doing so, we have also successfully demonstrated the capability to provide full facilities management services to customer organizations authorized to conduct lotteries.

Voting Segment

We generate revenue by developing, manufacturing, licensing and supporting voting systems for the governmental and non-governmental election jurisdictions in the United States under the name Unisyn Voting Solutions, Inc.

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

Our DataTrak gaming system controls the overall lottery operation.  Although to date it has been sold only in conjunction with our terminals, DataTrak can also be sold as a stand-alone system that will interface to third-party terminals.  Likewise, the terminals can be, and have been, sold separately to interface to a third-party lottery/tote central systems.

The point-of-sale, proprietary components of our systems are the Datamark and Intelimark families of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan marksense slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer. Our newest terminal models use touch screen and scanner technology.

We sell these terminals separately or as part of a turnkey wagering system, or we modify a terminal's features or configurations and central system software to meet specific customer requirements.
Using commercially available hardware and software, we design the communication network to interface the DataTrak central system with the wagering terminals to best fit each customer’s specific telecommunications environment.

Our technology can also be modified for use in secure transaction-processing applications outside the gaming industry.  For example, we previously provided a toll-road ticketing system utilizing automated ticket printers and readers.

Wagering Application Software

The principal component of our wagering system is the suite of applications that make up our DataTrak central system. The central system controls the operation of the entire lottery installation, and it performs the following functions:

·	Maintains communication with each point-of-sale terminal;
·	Ensures complete end to end security;
·	Logs all activity and wagers in multiple (redundant) locations;
·	Populates a commercially available database in real time with high level security;
·	Identifies tickets using the lottery game draw results;
·	Calculates the pari-mutuel prize pool amounts that are used to determine the dividend of a given winning ticket;
·	Allows the use of other third party software products to analyze and compile management data; and
·	Provides mission critical fault tolerance.

Development of this software has been an evolutionary process.  We continually strive to incorporate new and improved technologies as they become available in the marketplace.  This allows us to take advantage of the latest technology trends to enhance existing features of our system, and also to provide new distribution channels and operational features so that our customers can reach new or expanding markets.  Since our software architecture is non-proprietary, it can be interfaced with our customers' choice of third party reporting and analysis software tools. The DataTrak system employs a client-server architecture.  This gives customers the advantage of configuring the system economically to meet current requirements, while maintaining the ability to expand or contract the system as their operation demands.

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

The Intelimark family was introduced in 1999 and incorporates commercially available hardware and software from strategic partners.  Our current version is the Intelimark FLX terminal which is a modular touch screen lottery terminal, packaged to offer maximum flexibility for retailer convenience. All components that make up the complete terminal are freestanding modules that can be arranged to meet the unique physical requirements of each retailer location.  Driven by the market demand for enhanced ticket reading capability, the Intelimark FLX is equipped with a high-speed contact image scanner that will accept up to A4 size slips and is capable of character recognition and signature capture.  Its modular design, open architecture and PC-based technology provide a flexible platform that is intended to quickly and economically respond to the dynamic needs of both players and retailers.

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

In recent years, Unisyn has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software (“EMS”) that provides precinct tabulation, ballot review and audio voting capability.  In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), our company recently received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the Election Assistance Commissions (“EAC”) for its OpenElect® digital optical scan election system - a digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction's procurement process, we provide the OpenElect® products’ source code for independent review.

Our OpenElect® voting systems consist of the following components:

•
OpenElect® Central Suite is a Linux-based suite of software applications including the Ballot Layout Manager, Election Manager , Election Server, Tabulator Client, Tabulator and Tabulator Reports all working together to define and configure an election;

•
OpenElect® Voting Optical Scan is a comprehensive and secure paper-based digital optical scan voting system that both validates and tabulates ballots at each precinct, providing integrity, confidence and high levels of physical and software security;

•
OpenElect® Voting Interface is a multi-faceted and robust voting device which has features to accommodate voters with disabilities and facilitate early voting, ranked choice voting and non-geographical use.  This device meets or exceeds all the requirements of the Help America Vote Act (“HAVA”); and

•	OpenElect® Voting Central Scan is a high-speed digital scan voting unit designed to tabulate early vote, absentee, provisional and recounted ballots at a jurisdiction’s central operation center.

The OpenElect® voting systems offer the following features:

•	High level of security and vote encryption to ensure integrity and voter privacy;
•	Electronic and paper audit trails that offer added security and redundancy for recounts;
•	Minimal training required for poll workers to set-up and operate; and
•	Minimal voter re-education required

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

Product Markets

Our revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with international customers.

Revenue for software support and onsite technical support services presently comes from providing the said services to voting partner’s end customers. We also derive revenue from selling our products and services directly to county election jurisdictions and distributors.

Competitive Business Conditions

We compete primarily in the lottery and horse racing industries by providing high-quality wagering systems and terminals that are reliable, secure and fast.  In addition, we believe that we offer our customers greater flexibility in design and custom options than do our competitors.  The market for lottery system contracts is highly competitive.  In general, our competitors have significantly greater resources than we do.  Although our sales in the United States have been insignificant, we believe that our company has been a substantial factor in the international marketplace for lottery systems.

Our principal competitors in the markets we operate are as follows:
Gaming:
· GTech Corporation, a subsidiary of Lottomatica, SpA (an Italian company); · Scientific Games Corporation (a U.S. company); · IntraLot, S.A. (a Greek company);
· Wincor-Nixdorf (a German company);
· KEBA, AG (an Austrian company);
· Morpho (a French company); and
· Olivetti Tecnost (an Italian company). Voting:
· Election Systems & Software, Inc.;
· Dominion Voting Systems Corporation; and
·                 Hart InterCivic.

Manufacturing Processes

We assemble terminals, repair modules, and supply spare parts from our domestic facility located in Vista, California.  During recent years, the design of certain high-production units has been streamlined. This cost saving measure has allowed us to easily outsource the assembly of these units to local manufacturers based on production volume, while maintaining control over the materials and quality.  In some cases, we have delivered terminal kits to customers who have purchased a license to assemble the terminals at their own location. Extensive training is provided to ensure high quality manufacturing.

Materials and Suppliers

For terminal components and spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier.  Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability.  For the year ended April 30, 2011, three vendors accounted for approximately 67% of the Company’s lottery product purchases (or 25%, 24% and 18% individually).  For the year ended April 30, 2010, three vendors accounted for approximately 57% of the Company’s lottery component purchases (or 27%, 19% and 11% individually).

Dependence upon a Few Customers

Our business to date has been dependent on major contracts from a specific pool of lottery operators and limited customer base in the voting segment.  Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.
	April 30, 2011	April 30, 2010
Revenue:
From unrelated customers	Two customers accounted for more than 26% of total revenue or 15% and 11% individually.	No individual customer accounted for more than 10% of total revenue.

From related customers	Two customers accounted for 56% of total revenue or 40% and 16% individually.	Two customers accounted for 77% of total revenue or 39% and 38% individually.

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

Regulations

The countries in which we market our products generally implement regulations to govern lottery or horseracing operations, and the appropriate governing body could restrict or ban operations in these countries.  Any such action could have a material adverse effect on our company.  Additionally, the purchaser of voting systems by governments and municipalities are typically conducted through procurement regulations with which we must comply.

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

We continue to examine various new and emerging technologies based upon current industry developments with the intention to increase our customers’ market share.  For example, we have in the past invested resources to expand specific applications to run on the Linux operating system.  These Linux based applications are targeted at products used in both wagering and voting markets.

We dedicate our efforts to applying cutting-edge technology and developing innovative and secure voting solutions.

For the year ended April 30, 2011, we did not incur any R&D expenses, compared to $1.3 million in the prior year 2010.  None of the R&D expenses were borne by our customers.

Environment Effects

There are no significant capital expenditures required to comply with laws relating to the protection of the environment.

Employees

As of April 30, 2011, we had 32 employees employed on a full-time equivalent basis.  We have no employees that are members of labor unions.  We believe our relationship with our employees is satisfactory.

Additional Information

As a public company, we file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”). Our electronic filings with the SEC (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available, free of charge, on the SEC’s website at http://www.sec.gov. On the investor relations section of our corporate website, www.ilts.com, we also make available, free of charge, our Annual Reports on Form 10-K, as soon as reasonably practicable, after we electronically file them with the SEC. The contents of and the information on or accessible through our corporate website and our investor relations website is not a part of, and is not incorporated into, this report or any other report or document we file with or furnish to the SEC.

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

Successful execution of these initiatives depends on a number of factors including:
·	The ability to attract and retain sufficient number of key technical employees and senior management personnel;
·	Retaining customers by providing the necessary levels of support and service our products require;
·	Our ability to develop and introduce new products or programs, because of the inherent risks and uncertainties associated with product development, particularly in response to government regulations;
·	The identification and introduction of the proper mix or integration of products that will be embraced by the marketplace;
·	Our business may be subject to changes in laws, regulations and certification requirements with respect to our voting products;
·	Due to the political nature of our voting business, there is a risk that election jurisdictions may decertify our voting products that had previously been certified; and
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
In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period.  Hence, comparative results between periods may not be indicative of trends in revenue.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2012.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

Interpretations and applications of policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.
Revenue associated with the sale and licensing of our company’s voting system products and services will be recognized in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  As our transactions increase in complexity with the sale of multi-element products and services, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with U.S. GAAP; however these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

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
As the Company is not an accelerated filer as defined under relevant SEC regulations, management is only required pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002, to maintain and periodically certify that it has effective disclosure controls and procedures and internal control over financial reporting.

In order to continuously maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act, significant resources and management oversight may be required as the Company may need to devote additional time and personnel to legal, financial and accounting activities to ensure ongoing compliance.  The costs associated therewith could be significant.  In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect the Company’s business, financial condition and results of operations.

The voting segment of our business is critically dependent on our ability to obtain federal and state certification for our newly developed voting system products.
The markets for our voting products and services are affected by changing technology and regulatory industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products that meet all federal and state certifications on a timely basis will be a significant factor in our ability to expand, remain competitive and attract new customers. We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the markets we serve.

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

Volatility of stock price
The Company’s common stock is currently quoted on the OTC Bulletin Board.  Stocks quoted on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.  The Company’s stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions, and estimates and projections by the investment community.

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

Our common stock is subject to penny stock rules.
Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for "penny stock." Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2011, there were 12,962,999 common shares outstanding and approximately 930 shareholders of record.  As of April 30, 2011, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management and directors owned approximately 1% of the outstanding shares.

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

	Market Price of ILTS Common Stock
	High	Low
Fiscal Year Ended April 30, 2011
First Quarter	$0.29	$0.13
Second Quarter	0.30	0.15
Third Quarter	0.30	0.18
Fourth Quarter	0.37	0.18

Fiscal Year Ended April 30, 2010
First Quarter	$0.44	$0.15
Second Quarter	0.25	0.16
Third Quarter	0.30	0.12
Fourth Quarter	0.30	0.16

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

As directed by the Financial Accounting Standards Board (“FASB”) ASC 985-605, “Software Revenue Recognition,” the Company follows the guidance of FASB ASC 605-35, “Construction-Type and Production-Type Contracts” in accounting for the sale of complete systems. We recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

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

For the voting segment, service revenues are derived from technical product support services provided to end customers.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

Deferred Revenues

Deferred revenues of approximately $615,000 and $344,000 as of April 30, 2011 and 2010, respectively, represent prepayment for products and services which were related to the use of the PBC and OpenElect® voting systems, and other software and technical support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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

Inventory Valuation

The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based on the following factors:

·	Terminal models still currently in the field;
·	The average life of the models; and
·	The requirement for replacement parts on older models.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our net deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse.  Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation allowance as of April 30, 2011 and 2010.

Results of Operations
Revenue Analysis

	Years Ended
(Amounts in thousands)	April 30,
Revenues	2011	2010	Change
Products:
Contracts	$3,750	$5,123	$(1,373)
Spares	1,147	1,236	(89)
Total Products	4,897	6,359	(1,462)
Services:
Software Support	732	702	30
Product Servicing and Support	257	58	199
Total Services	989	760	229
	$5,886	$7,119	$(1,233)

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

Contract revenue for the year ended April 30, 2011 was $3.8 million, compared to $5.1 million for fiscal 2010, representing a 25% reduction.   Fiscal 2010 contract revenue includes a turnkey lottery system sale that was more significant in value, compared to those in fiscal 2011.

Spares revenue for the year ended April 30, 2011 was $1.1 million, compared to $1.2 million for fiscal 2010, reflecting lower customer demand for spare parts in fiscal 2011.  We derived spares revenue from various customers on the shipment of spares orders during the years ended April 30, 2011 and 2010.  Customer demand for spare parts fluctuates from period to period and may not be indicative of trends in spares revenue.

Software support revenue for fiscal 2011 increased modestly by $30,000 compared to that of fiscal 2010.  We attribute the slight increases in 2011 to the timing of the signing of a software support agreement with an unrelated customer and higher software support fees with related customers.

Product servicing and support revenue for fiscal 2011 increased $199,000 compared to that of fiscal 2010 reflecting higher demand for onsite support services from both gaming and voting customers.

Related party revenue of approximately $3.7 million accounted for 63% of total revenue in the year ended April 30, 2011, compared to $6.1 million or 86% of total revenue in fiscal 2010.

Cost of Sales and Gross Profit Analysis
	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2011		2010
Revenues:
Products	$4,897	83%	$6,359	89%
Services	989	17%	760	11%
Total revenues	$5,886	100%	$7,119	100%

Cost of sales:
Products	$4,348	74%	$4,361	61%
Services	159	3%	100	2%
Total costs of sales	$4,507	77%	$4,461	63%

Gross profit:
Products	$549	9%	$1,998	28%
Services	830	14%	660	9%
Total gross profit	$1,379	23%	$2,658	37%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions. Accordingly, comparative results between periods may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 23% for fiscal 2011, compared to 37% for fiscal 2010.  The reductions in 2011 are largely due to higher execution costs incurred on certain contracts.  In addition, cost of sales for the year ended April 30, 2011 reflects an impairment charge of approximately $340,000 associated with the kit inventory.  Previously, we have reported that the Company had approximately $1.9 million in kit inventory related to previous orders from an unrelated international customer which it will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.  Based on our assessment of the marketing opportunities and the nonpayment by the said customer which increased the uncertainty relating to customer’s financial ability to purchase additional kit inventory, the Company recorded an impairment charge of approximately $1.1 million during the quarter ended April 30, 2008.  A certain portion of this inventory was sold in recent years.  As part of management’s periodic review and assessment of the marketability of this inventory and the Company’s current marketing efforts with the active prospects, we believe that the remaining kit inventory valued at approximately $340,000 remains sellable to those existing and prospective customers.  Arising from this assessment, we recorded an impairment charge of approximately $340,000 during the quarter ended April 30, 2011.

Other Operating Expenses Analysis

	Years Ended
	April 30, 2011		April 30, 2010
(Amounts in thousands)		% of Revenue		% of Revenue
Research and Development	$-	-%	$1,299	18%
Selling, General and Administrative	2,357	40%	1,940	27%
Other Operating Expenses	$2,357	40%	$3,239	45%

Research and Development Expenses (“R&D”)

For the year ended April 30, 2011, we did not incur any R&D expenses, compared to $1.3 million in the prior fiscal 2010. We attribute the substantial decreases to the successful completion of the development of new voting system products.  We anticipate that R&D expenses will increase modestly in the coming fiscal year as we continue to enhance our products and explore emerging technologies.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the year ended April 30, 2011 increased $417,000 compared to those of the prior fiscal 2010, reflecting increased expenses associated with our sales force in the voting segment, and marketing and proposal efforts in both gaming and voting segments. We anticipate that SG&A expenses will increase moderately in fiscal 2012 as we continue to increase our sales and marketing efforts.

Other Income (Expense)

Other income in the years ended April 30, 2011 and 2010 consisting primarily of interest and dividend income remained relatively insignificant.  We derived interest and dividend income from certificates of deposit and cash and cash equivalent balances during the years ended April 30, 2011 and 2010.

Liquidity and Capital Resources

Liquidity

Our net working capital at April 30, 2011 was $3.6 million.

Contract backlog at April 30, 2011 was $1.8 million.  Of this amount, approximately $1.2 million is attributable to two lottery product orders from related customers.   The remaining contract backlog amount of approximately $600,000, which has already been paid by our customers, relates to executed gaming and voting contracts with unrelated customers.

Additional sources of cash through April 2012 are expected to be derived from spares revenue, software support and election support service revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2012, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2012.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities (in thousands):

	April 30, 2011	April 30, 2010	Increase (Decrease)
(Amounts in thousands)
Cash flow comparative:
Operating activities	$422	$(1,621)	$2,043
Investing activities	1,096	(57)	1,153
Net increase (decrease) in cash and cash equivalents	$1,518	$(1,678)	$3,196

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

Operating Activities

Net cash provided by operating activities was $422,000 in fiscal 2011, compared to net cash used in operating activities of $1.6 million in fiscal 2010.   The primary factors contributing to the variability in the reported cash flow amounts relate to the timing of contract milestone billings, completion of contract deliverables and recognition of revenue on customer contracts.  In addition, inventory balance and accounts payable amount at the end of fiscal 2011 decreased in comparison to those of the prior fiscal 2010 due to the timing of completion of contract deliverables.

Investing and Financing Activities

Net cash provided by investing activities was $1.1 million in fiscal 2011, compared to net cash used in investing activities of $57,000 in 2010.  During fiscal 2011, the redemption of certificates of deposits significantly exceeded the purchase of certificates of deposit.

Capital expenditures amounted to $157,000 in fiscal 2011, compared to $106,000 in fiscal 2010.  Expenditures in both fiscals 2011 and 2010 consist of equipment intended for marketing purposes in the voting segment.

There were no financing activities for the years ended April 30, 2011 and 2010.

Capital Resources

As of April 30, 2011, there were no unused credit facilities.

Foreign Currency Fluctuation

Our reporting currency is the U.S. dollar.  Sales are denominated almost exclusively in U.S. dollars.  Occasionally, sales have been effected in foreign currencies.  Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.  No material foreign currency transactions occurred during the years ended April 30, 2011 and 2010.

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

Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We adopted this new guidance as of May 1, 2010.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of April 30, 2011 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements are germane to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during fiscal 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K
(Page)

Report of Independent Registered Public Accounting Firm	21

Consolidated Financial Statements:

Balance Sheets as of April 30, 2011 and 2010	22

Statements of Operations for the years ended April 30, 2011 and 2010	23

Statements of Shareholders’ Equity for the years ended April 30, 2011 and 2010	24

Statements of Cash Flows for the years ended April 30, 2011 and 2010	25

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiary as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiary as of April 30, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
July 7, 2011

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	April 30,	April 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,881	$2,363
Certificates of deposit	499	1,745
Accounts receivable, net of allowance for doubtful accounts of $75	203	500
Costs and estimated earnings in excess of billings on uncompleted contracts	145	804
Inventories	436	1,042
Other current assets	132	224
Total current assets	5,296	6,678
Equipment, furniture and fixtures, at cost, less accumulated depreciation of $1,874 and $1,765 in 2011 and 2010, respectively	432	405
Other noncurrent assets	65	73
Total assets	$5,793	$7,156

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$152	$622
Billings in excess of costs and estimated earnings on uncompleted contracts	231	440
Accrued payroll and related taxes	326	349
Warranty reserves	31	42
Payable to Parent	251	250
Other current liabilities	67	44
Deferred revenues	615	344
Total current liabilities	1,673	2,091
Long-term liabilities	12	6
Total liabilities	1,685	2,097
Commitments

Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(52,262)	(51,311)
Total shareholders' equity	4,108	5,059
Total liabilities and shareholders' equity	$5,793	$7,156

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
	Years Ended
	April 30,
	2011	2010
Revenues:
Sales of products	$4,897	$6,359
Services	989	760
	5,886	7,119
Cost of sales:
Cost of product sales	4,348	4,361
Cost of services	159	100
	4,507	4,461
Gross profit	1,379	2,658

Research and development expenses	-	1,299
Selling, general and administrative expenses	2,357	1,940
Loss from operations	(978)	(581)

Other income (expense):
Interest and dividend income	5	9
Other	12	(3)
Loss before benefit of income taxes	(961)	(575)
Benefit of income taxes	(10)	(10)
Net loss	$(951)	$(565)
Net loss per share:
Basic and diluted	$(0.07)	$(0.04)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at May 1, 2009	12,963	$56,370	$(50,746)	$5,624
Net loss	-	-	(565)	(565)
Balance at April 30, 2010	12,963	56,370	(51,311)	5,059
Net loss	-	-	(951)	(951)
Balance at April 30, 2011	12,963	$56,370	$(52,262)	$4,108

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(951)	$(565)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	119	123
Impairment charge for inventory obsolescence	340	-
Warranty reserve expense	37	34
Impairment charge for patent write-off	12	-
Changes in operating assets and liabilities:
Accounts receivable	297	(384)
Costs and estimated earnings in excess of billings on uncompleted contracts	659	(801)
Inventories	266	(196)
Other current assets	92	(54)
Accounts payable	(470)	294
Billings in excess of costs and estimated earnings on uncompleted contracts	(209)	(42)
Accrued payroll and related taxes	(23)	(101)
Warranty reserves	(48)	(13)
Payable to Parent	1	-
Other liabilities	29	(12)
Deferred revenues	271	96
Net cash provided by (used in) operating activities	422	(1,621)

Cash flows from investing activities:
Purchases of certificates of deposit	(997)	(1,745)
Proceeds from redemption of certificates of deposit	2,243	1,803
Additions to equipment, furniture and fixtures	(157)	(106)
Additions to intangible assets	(7)	(9)
Proceeds from sale of equipment	14	-
Net cash provided by (used in) investing activities	1,096	(57)

Net increase (decrease) in cash and cash equivalents	1,518	(1,678)
Cash and cash equivalents at beginning of year	2,363	4,041
Cash and cash equivalents at end of year	$3,881	$2,363

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

International Lottery & Totalizator Systems, Inc. (“ILTS” or the “Company,” together with its subsidiary,) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global lottery and pari-mutuel racing industries.  The wagering system features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation. In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct lotteries.  The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to six months lead time before delivery of hardware begins.

In recent years, the Company, through its wholly-owned subsidiary Unisyn Voting Solutions, Inc. (“Unisyn”), has devoted significant resources to developing federally certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the InkaVote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company recently received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commissions (“EAC”) for its OpenElect® digital optical scan election system – a digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction’s procurement process, the Company will provide the OpenElect® products’ source code for independent review.

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

As directed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition,” the Company follows the guidance of FASB ASC 605-35, “Construction-Type and Production-Type Contracts” in accounting for the sale of complete systems. We recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

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

We did not have any facility management agreements as of April 30, 2011 or during fiscals 2011 and 2010, although we have had them at certain times in previous fiscal years.

For the voting segment, service revenues are derived from software and on-site product support services provided to end customers.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

Deferred Revenues

Deferred revenues of approximately $615,000 and $344,000 as of April 30, 2011 and 2010, respectively, represent prepayment for products and services which were related to the use of the PBC and OpenElect® voting systems, and other software and technical support services.  The Company will recognize the revenues upon its fulfillment of the prescribed criteria for revenue recognition.

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

Based on its evaluation, the Company determined that no additional allowance was required as of April 30, 2011.  The Company maintained an allowance for doubtful accounts of $75,000 as of April 30, 2011 and 2010.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the fiscal years ended April 30, 2011 and 2010 is as follows:

  (Amounts in thousands)
Balance at May 1, 2009	$21
Additional reserves	34
Charges incurred	(13)
Balance at April 30, 2010	42
Additional reserves	37
Charges incurred	(48)
Balance at April 30, 2011	$31

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

Income Taxes and Valuation Allowance

The Company accounts for income taxes pursuant to the asset and liability method.  This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2011 and 2010 as it is deemed that the recovery of the deferred tax assets is less than probable.

Foreign Currency Fluctuation

The Company’s reporting currency is the U.S. dollar.  Sales are denominated almost exclusively in U.S. dollars.  Occasionally, sales have been effected in foreign currencies.  Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period.  No material foreign currency transactions occurred during the years ended April 30, 2011 and 2010.

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.  Inventories consisted of the following:

	April 30,	April 30,
	2011	2010
(Amounts in thousands)
Raw materials and subassemblies	$436	$1,038
Work-in-process	-	4
	$436	$1,042

Previously, the Company has reported that it had approximately $1.9 million in kit inventory related to previous orders from an unrelated international customer which it will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.

The model related to this inventory remains in continuous use presently in several jurisdictions and is actively being marketed to several additional prospective customers.  Based on management’s assessment of the marketing opportunities and the nonpayment by the said customer which increased the uncertainty relating to customer’s financial ability to purchase additional kit inventory, the Company recorded an impairment charge of approximately $1.1 million during the quarter ended April 30, 2008.   A certain portion of this inventory was sold in recent years.  As part of its periodic review and assessment of the marketability of this inventory and the Company’s current marketing efforts with the active prospects, the Company believes that the remaining kit inventory valued at approximately $340,000 remains sellable to those existing and prospective customers. Arising from this assessment, the Company recorded an impairment charge of approximately $340,000 during the quarter ended April 30, 2011.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which approximate three to seven years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  In accordance with FASB ASC 360-10, “Property, Plant, and Equipment,” the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  At April 30, 2011 and 2010, and during the years ended April 30, 2011 and 2010, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following (in thousands):
	April 30,	April 30,
	2011	2010
(Amounts in thousands)
Plant and machinery	$674	$678
Computer equipment	1,308	1,217
Leasehold improvement	183	183
Furniture, fixtures and equipment	91	91
Construction in progress	50	1
	2,306	2,170
Accumulated depreciation	(1,874)	(1,765)
Net equipment, furniture and fixtures	$432	$405

Research and Development Costs

Research and development costs are expensed as incurred.  Substantially, all research and development expenses are related to new product development and designing significant improvements.

Net Loss per Share

Basic and diluted net loss per share is based on the weighted average number of shares outstanding during the periods.

There were no outstanding options at April 30, 2011.

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

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs, manufactures and manages computerized wagering systems and terminals for the lottery and pari-mutuel racing industries worldwide.  Presently the voting segment generates revenues from product servicing and software support services.

The Company’s segment information is presented below (in thousands):

	As of and for the Year Ended April 30, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$5,426	$460	$5,886
Income (loss) from operations	167	(1,145)	(978)
Depreciation and amortization	90	29	119
Costs and estimated earnings in excess of billings on uncompleted contracts	32	113	145
Equipment, furniture and fixtures, net	99	333	432
Deferred revenues	20	595	615

	As of and for the Year Ended April 30, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$6,747	$372	$7,119
Income (loss) from operations	1,382	(1,963)	(581)
Depreciation and amortization	108	15	123
Costs and estimated earnings in excess of billings on uncompleted contracts	803	1	804
Equipment, furniture and fixtures, net	168	237	405
Deferred revenues	15	329	344

Geographic Revenues

Revenues by geographic area are as follows (in thousands):
	Years Ended
	April 30,
Customer Location	2011	2010

Asia	$3,691	$6,063
Europe	664	662
North America	1,531	375
Australia	-	19
	$5,886	$7,119

 As of April 30, 2011 and 2010, substantially all of the Company's assets were held in the United States.  During the fiscal years ended April 30, 2011 and 2010, a significant portion of the Company’s revenues was derived from exports from the United States to foreign countries.

Major Customers

	April 30, 2011	April 30, 2010
Revenue:
From unrelated customers	Two customers accounted for more than 26% of total revenue or 15% and 11% individually.	No individual customer accounted for more than 10% of total revenue.

From related customers	Two customers accounted for 56% of total revenue or 40% and 16% individually.	Two customers accounted for 77% of total revenue or 39% and 38% individually.

Major Vendors

For the year ended April 30, 2011, three vendors accounted for approximately 67%, or 25%, 24% and 18% individually, of the Company’s lottery product purchases.  For the year ended April 30, 2010, three vendors accounted for approximately 57%, or 27%, 19% and 11% individually, of the Company’s lottery component purchases.

3.  CREDIT RISK

Of the cash and cash equivalents amount of $3.9 million at April 30, 2011, approximately $3.5 million represents highly liquid money market funds which are not Federal Deposit Insurance Corporation (“FDIC”) insured.  The Company maintains its other cash balances primarily in two financial institutions.  As of April 30, 2011, such other cash balances exceeded the FDIC limitation for coverage of $250,000 by approximately $186,000.  The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. INCOME TAXES

The following is a reconciliation of the expected income tax provision or benefit at the statutory federal income tax rate to the actual provision or benefit:

	Years Ended April 30,
	2011	2010
(Amounts in thousands)
Expected federal income tax provision	$(326)	$(194)
State taxes, net of federal benefit	(54)	(32)
Permanent differences	12	7
Change in valuation allowance	(5,264)	(883)
Research and development credits	22	197
Net operating loss carryover expiration	5,615	902
Refundable alternative minimum tax credits	(10)	(10)
Other	(5)	3
	$(10)	$(10)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes.  As of April 30, 2011 and 2010, the Company had deferred tax assets of $14.9 million and $20.1 million, respectively, primarily attributable to its net operating loss carryforwards as further described below.  The Company has provided a valuation allowance against the entire balance of its deferred tax assets at April 30, 2011 and 2010 due to the uncertainty regarding realization.  The $5.3 million decrease in the deferred tax assets in 2011 was due primarily to the effects of the expiration of federal net operating loss carryforwards.

Significant components of the Company’s deferred tax assets are as follows:
(Amounts in thousands)	April 30, 2011	April 30, 2010
Deferred tax assets:
Net operating loss, general business credit and AMT carryforwards	$13,466	$18,866
Deferred revenue	84	84
Reserves and accruals	1,269	1,130
Other	42	45
Deferred tax assets	14,861	20,125
Valuation allowance	(14,861)	(20,125)
Net deferred taxes	$-	$-

As of April 30, 2011, the Company has approximately $37.4 million in Federal net operating loss carryforwards that will expire from 2011 through 2031, unless previously utilized.  Additionally, as of April 30, 2011, the Company has approximately $2.4 million in California net operating loss carryforwards that will expire from 2031 through 2033, unless previously utilized.  In addition, as of April 30, 2011, the Company has approximately $294,000 in Federal research and development credit carryforwards that begin to expire in 2020, and $320,000 of California research and development credit carryforwards that can be carried forward indefinitely.  The Company also has approximately $110,000 in Federal alternative minimum tax credits that can be carried forward indefinitely.

Pursuant to the Tax Reform Act of 1986, Internal Revenue Code Section 382, utilization of the Company’s federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

5. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2011 and 2010, revenues from all related party agreements for sales of products and services totaled approximately $3.7 million (63% of total revenue) and $6.1 million (86% of total revenue), respectively.  Included in accounts receivable at April 30, 2011 and 2010 was $145,000 and $463,000, respectively, from these customers.  Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2011 and 2010 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2011.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:
·	There were no related party sales to BLM in the years ended April 30, 2011 and 2010;
·	There were no accounts receivable balances from BLM at April 30, 2011 and 2010;
·	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $251,000 and $250,000 as of April 30, 2011 and 2010, respectively.

Philippine Gaming Management Corporation

On January 11, 2010, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.8 million for lottery products.  Shipments of these products began in the first quarter of fiscal 2011 and were complete in the second quarter of fiscal 2011.

In addition, the Company provides terminal spare parts to PGMC on an ongoing basis.

The financial activities and balances related to transactions with PGMC were as follows:

·
Revenue recognized on the sale of lottery products and related support services totaled approximately $2.3 million during the year ended April 30, 2011.  For the year ended April 30, 2010, revenue recognized on the sale of lottery products, software and related support services totaled approximately $2.7 million;

·
Net cost and estimated earnings in excess of billings relating to support services totaled approximately $32,000 as of April 30, 2011.  As of April 30, 2010, billings in excess of costs and estimated earnings relating to the abovementioned lottery product order dated January 11, 2010 totaled $440,000;

·	There was no deferred revenue balance as of April 30, 2011. Deferred revenue on software support services totaled $6,000 as of April 30, 2010; and
·	Accounts receivable amounted to $47,000 and $10,000 as of April 30, 2011 and 2010, respectively.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

·
Revenue of $326,000 was recognized on the sale of support services and lottery products during the year ended April 30, 2011.  Revenue of $628,000 was recognized on the sale of support services and lottery products during the year ended April 30, 2010;

·	There were deferred revenues of $9,000 on support services as of April 30, 2011 and 2010;
·	There were no net billings in excess of costs and estimated earnings on uncompleted contracts as of April 30, 2011 and 2010; and
·	Accounts receivable totaled $16,000 as of April 30, 2011, compared to $13,000 as of April 30, 2010.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery and software products, support services and spare parts.

On December 16, 2009, the Company signed a contract with Natural Avenue for a complete DataTrak lottery system valued at approximately $3.6 million.  The contract is scheduled to be completed by the fourth quarter of fiscal 2012.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
During the year ended April 30, 2011, revenue of $969,000 was recognized on the performance of contract deliverables and sale of support services.  Revenue of $2.8 million was recognized on the performance of contract deliverables and sale of support services during the year ended April 30, 2010;

•
Billings in excess of costs and estimated earnings relating to the abovementioned lottery system contract totaled approximately $105,000 as of April 30, 2011.  Net cost and estimated earnings in excess of billings relating to the abovementioned lottery system contract totaled approximately $799,000 as of April 30, 2010; and

•	Accounts receivable totaled approximately $16,000 as of April 30, 2011, compared to $440,000 as of April 30, 2010.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the years ended April 30, 2011 and 2010, the Company incurred approximately $200,000 and $181,000, respectively.

Ascot Sports Sdn. Bhd.

The Company provided Ascot Sports Sdn. Bhd. (“Ascot Sports”), an affiliate of BLM and a related party, with software products.

•	During the year ended April 30, 2011, the Company recognized revenue of $66,000 for software product development. There was no revenue recognized in the prior year.
•	Accounts receivable totaled approximately $66,000 as of April 30, 2011. There was no account receivable balance as of April 30, 2010.

6. CONTRACTS IN PROCESS

The amounts by which total costs were less than billings on uncompleted contracts are as follows (in thousands):
	April 30,	April 30,
	2011	2010
Costs incurred and estimated earnings recognized on uncompleted contracts	$6,800	$5,121
Billings on uncompleted contracts	(6,886)	(4,757)
	$(86)	$364

The amounts shown in the table above are included in the associated balance sheet as follows:

	April 30,	April 30,
	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$145	$804
Billings in excess of costs and estimated earnings on uncompleted contracts	(231)	(440)
	$(86)	$364

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

Future minimum lease payments for all operating leases are as follows (in thousands):

For Fiscal Year Ending April 30,	Minimum Lease Payments
2012	$202
2013	$123

Rent expense for all operating leases for the years ended April 30, 2011 and 2010 was $190,000 and $180,000, respectively.

 8. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate.  Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives.  In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan.  The Company made no contributions during the years ended April 30, 2011 or 2010.  The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

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

A summary of the Company’s stock option activity and related information for the years ended April 30, 2011 and 2010 (shares in thousands) follows:

2010
Stock Options	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of year	84	$1.00
Granted	-	-
Exercised	-	-
Forfeited/expired	(84)	1.00
Options outstanding, end of year	-	$-
Exercisable at end of year	-	$-

The Company did not grant any stock options or warrants to employees in the years ended April 30, 2011 and 2010.  There was no share-based compensation expense related to employee stock options recognized during the years ended April 30, 2011 and 2010.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2011 and 2010 due to the short-term maturity of the instruments.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance on revenue recognition, ASC ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” that will become effective for the Company beginning May 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We adopted this new guidance as of May 1, 2010.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

The FASB had issued certain other accounting pronouncements as of April 30, 2011 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements are germane to our business or would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2011 or 2010.

Subsequent Event

On May 3, 2011, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.1 million for lottery products.  Shipments of these products are expected to begin in the second quarter of fiscal 2012 and be complete in the third quarter of fiscal 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has conducted, with the involvement of our Chief Executive Officer, Chief Financial Officer, and our Director of Corporate Affairs, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2011.  Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of April 30, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Theodore A. Johnson, 71, has been Chairman of the Board since 1994.  He is also Chairman of the Executive Committee, Audit Committee and a member of the Executive Compensation Committee, Nominating Committee and Affiliations Committee.  Mr. Johnson served as Director from 1979 to 1993.  He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital consulting company since 1992.  Mr. Johnson also holds directorships in other private corporations, including an applied research organization which is run by the University of Minnesota.

Chan Kien Sing, 55, has been Director since 1993.  He is Chairman of the Executive Compensation Committee and Nominating Committee.  In addition, Mr. Chan is a member of the Executive Committee.  He also serves as Executive Director of Berjaya Group Berhad, a Malaysian holding company since July 1993.  In addition, he is an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”), Cosway Corporation Limited, a listed company in Hong Kong and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.

Martin J. O’Meara, Jr., 83, has been Director since 1979.  He is Chairman of the Affiliations Committee and a member of the Audit Committee.  Mr. O’Meara, Jr. is presently a retired businessman.  Previously he served as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.

Alain K. Lee, 54, has been Director since 1999.  He is a member of the Executive Committee, Executive Compensation Committee and Audit Committee.  Presently, Mr. Lee serves as a business consultant since 2007.  He served as Executive Vice President and Director of Roadhouse Grill, Inc. from 1998 to 2007.

Ooi Lee Meng, 50, has been Director since January 2006.  He is a member of the Executive Committee and Nominating Committee.  Mr. Ooi holds directorships in several other subsidiaries in the Berjaya group of companies, including Berjaya-ILTS Ltd.  He serves as Senior General Manager (Business Development) of Sports Toto Malaysia Sdn Bhd, a related company of ILTS, since October 2005.  Previously he served as Executive Vice President of ILTS from September 2002 to April 2005.

Rayvin Yeong Sheik Tan, 32, became Director of the Company on July 15, 2008.  He serves as an Executive Director of the Board of Berjaya Corporation Berhad, a diversified business entity based in Kuala Lumpur, Malaysia, since September 2005.  Mr. Tan joined the Berjaya Group of Companies in May 2001 as Senior Manager (Corporate Affairs) of Kota Raya Development Sdn Bhd and Noble Circle Management Sdn Bhd.  Presently, he is also a Director of Berjaya Lottery Management (HK) Limited and an Executive Director of Berjaya Sports Toto Berhad.  In addition, Mr. Tan serves as Executive Director of Cosway Corporation Limited, a listed company in Hong Kong and a subsidiary company in the Berjaya Corporation group of companies.

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

Mr. Johnson has a broad background in managing and serving on the boards of directors of small companies.  He has served as Chairman and CEO of another public company in the past and has served on the boards of directors of over 20 companies and venture capital funds.  In addition, when he ran a venture capital operation, he was involved in the structuring, managing and financing of over 46 companies during a 20-year period.  He is currently CEO and President of TJ Ventures, Inc. which provides consulting services to a variety of early stage companies.  Presently, he is on the board of directors of two private companies and an applied research organization run by the University of Minnesota.

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

Executive Officers of the Registrant

Jeffrey M. Johnson, 50, was appointed as President effective January 2007.  He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.

T. Linh Nguyen, 42, was appointed as Acting Chief Financial Officer and Corporate Secretary in January 2006 and presently serves as Chief Financial Officer and Corporate Secretary since January 2007.  She served as Director of Finance and held various finance and accounting positions at ILTS since November 1999.

There are no family relationships among members of our executive officers or our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee consisting of Messrs. Johnson, O’Meara, Jr. and Lee. The Audit Committee held four meetings during the year.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.  The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls.  During fiscal years 2011 and 2010, all services were pre-approved by the Audit Committee.  The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s Independent Registered Public Accounting Firm.

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

The following table sets forth, for the fiscal years ended April 30, 2011 and 2010, the compensation earned by the principal executive officer, the principal financial officer of the Company, and one other individual earning in excess of $100,000 during such years (the “Named Executive Officers”).

Summary Compensation Table

							Non-Equity	Non-Qualified
							Incentive	Deferred
					Stock Awards	Option Awards	Plan	Compensation	All Other
Name And		Salary		Bonus			Compensation	Earnings	Compensation		Total
Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)

Jeffrey M. Johnson	2011	$160,000		$-	$-	$-	$-	$-	$8,405	(1)	$168,405
President	2010	$160,000		$-	$-	$-	$-	$-	$8,405	(1)	$168,405

T. Linh Nguyen	2011	$115,000		$-	$-	$-	$-	$-	$-		$115,000
Chief Financial Officer and Corporate Secretary	2010	$115,000		$-	$-	$-	$-	$-	$-		$115,000

Barry Herron	2011	$137,500	(2)	$-	$-	$-	$-	$-	$-		$137,500
Director of Sales	2010	$-		$-	$-	$-	$-	$-	$-		$-

There were no Company matching contributions to the Named Executive Officers from the 401(k) plan or other Long Term Compensation Awards during the fiscal years 2011 and 2010.

There were no stock options or stock appreciation rights granted to the Named Executive Officers during the fiscal years 2011 and 2010.

(1)	Other compensation of $8,405 represents car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.
(2)	Mr. Herron’s annual compensation of $150,000 was prorated to reflect his employment beginning on June 1, 2010.

Options Exercise During Fiscal Year Ended April 30, 2011

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable

	(#)	($)	(#)	(#)
Jeffrey M. Johnson	-	-	-	-
T. Linh Nguyen	-	-	-	-
Barry Herron	-	-	-	-

Outstanding Equity Awards as of April 30, 2011

	Options awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise date	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested

	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Jeffrey M. Johnson	-	-	-	-	n/a	-	-	-	-
T. Linh Nguyen	-	-	-	-	n/a	-	-	-	-
Barry Herron	-	-	-	-	n/a	-	-	-	-

The Company does not have any employment agreements or change in control arrangements with its executive officers.

Compensation of Directors

The following table summarizes the compensation earned by directors for the year ended April 30, 2011.
Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Theodore A. Johnson	$7,000	$—	$—	$—	$—	$—
Chan Kien Sing	$—	$—	$—	$—	$—	$—
Martin J. O'Meara, Jr.	$6,000	$—	$—	$—	$—	$—
Alain K. Lee	$5,000	$—	$—	$—	$—	$—
Ooi Lee Meng	$—	$—	$—	$—	$—	$—
Rayvin Yeong Sheik Tan	$—	$—	$—	$—	$—	$—

During the fiscal year ended April 30, 2011, independent Directors received an annual retainer fee of $4,000 and a fee of $500 for each Board meeting attended.  In addition, each committee’s Chairman received an annual retainer of $1,000 for services as Chairman of such committee.  Directors who were employees of the affiliates of ILTS’ Parent company, BLM, opted not to receive director remuneration and meeting fees in the year ended April 30, 2011.   All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 7, 2011 by:

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

Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Shares of Common Stock
	Number			Percent of Class
Common Stock	Theodore A. Johnson, Chairman of the Board	18,606		*
n/a	Chan Kien Sing, Director	-	(a)
Common Stock	Martin J. O’Meara, Jr., Director	112,091		*
n/a	Alain K. Lee, Director	-
n/a	Ooi Lee Meng, Director	-	(a)
n/a	Rayvin Yeong Sheik Tan, Director	-	(a)
Common Stock	Jeffrey M. Johnson, President	1,650		*
n/a	T. Linh Nguyen, Chief Financial Officer and Corporate Secretary	-

	All directors and executive officers as a group (8 persons)	132,347		1.0%

	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(a)	71.32%

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

Transactions with Related Persons

During the fiscal years ended April 30, 2011 and 2010, the Company derived revenues from sales of products and services under agreements with three related parties which totaled approximately $3.7 million (63% of total revenue) and $6.1 million (86% of total revenue), respectively.  The Company also had outstanding accounts receivable at April 30, 2011 and 2010 of $145,000 and $463,000, respectively, from these related customers.  A more detailed description of the transactions with the Company’s related parties in the years ended April 30, 2011 and 2010 are presented in Note 5 entitled “RELATED PARTY TRANSACTIONS” in our Consolidated Financial Statements beginning on page 35 of this report.

Parent Company

As of April 30, 2011, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares of the Company, and is the Parent company of the Company.

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

The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant.  J.H. Cohn LLP was the principal accountant for the years ended April 30, 2011 and 2010.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2011	April 30, 2010

Audit Fees	$107,800	$120,000
Audit Related Fees (a)	9,347	13,121
Tax Fees (b)	9,000	11,050
All Other fees		-
	$126,147	$144,171

(a) Audit Related Fees in the amount of $9,347 and $13,121 in fiscal 2011 and 2010, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.

(b) Fees in the amount of $9,000 and $11,050 in fiscal 2011 and 2010, respectively, related to professional services rendered for tax compliance.

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

(c) A By-law Amendment effective June 2, 1998, relating to officers and directors indemnification and number of directors (incorporated by reference to Form 10-KSB for the year ended December 31, 1998, File No. 0-10294).

(d) Stock Purchase Agreement dated as of September 8, 1999 between ILTS and BLM which increased Berjaya's stock ownership from 38.5% to 71.3% (incorporated by reference from ILTS's Form 8-K filed on October 18, 1999).

(14) The Company’s Amended and Restated Code of Conduct and Ethics (incorporated by reference to Form 10-KSB for the year ended April 30, 2009, File No. 0-10294).

(21) * Subsidiary of the Registrant

(31.1) * Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) * Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 7, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	July 7, 2011
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 7, 2011
/s/ Chan Kien Sing Chan Kien Sing	Director	July 7, 2011
/s/ Alain K. Lee Alain K. Lee	Director	July 7, 2011
/s/ Ooi Lee Meng Ooi Lee Meng	Director	July 7, 2011
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	July 7, 2011