Form 10-Q
period 2011-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2011-09-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at September 14, 2011
Common Stock, no par value per share	12,962,999 shares

[Missing Graphic Reference]

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	July 31, 2011	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,225	$3,881
Certificates of deposit	250	499
Accounts receivable, net of allowance for doubtful accounts of $75	75	203
Costs and estimated earnings in excess of billings on uncompleted contracts	-	32
Deferred cost of revenue	75	113
Inventories, net	907	436
Other current assets	233	132
Total current assets	5,765	5,296
Equipment, furniture and fixtures, net	424	432
Other noncurrent assets	65	65
Total assets	$6,254	$5,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$553	$152
Billings in excess of costs and estimated earnings on uncompleted contracts	146	231
Accrued payroll and related taxes	381	326
Warranty reserves	24	31
Payable to Parent	252	251
Other current liabilities	58	67
Deferred revenues	1,477	615
Total current liabilities	2,891	1,673
Long-term liabilities	7	12
Total liabilities	2,898	1,685
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(53,014)	(52,262)
Total shareholders' equity	3,356	4,108
Total liabilities and shareholders' equity	$6,254	$5,793

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2011	2010
Revenues:
Sales of products	$321	$1,451
Services	288	261
	609	1,712
Cost of sales:
Cost of product sales	657	1,156
Cost of services	92	43
	749	1,199
Gross profit (loss)	(140)	513

Selling, general and administrative expenses	610	629
Loss from operations	(750)	(116)

Other income (expense):
Interest and dividend income	1	1
Other	(3)	12
Net loss	$(752)	$(103)

Net loss per share:
Basic and diluted	$(0.06)	$(0.01)
Weighted average shares used in computation of net loss per share:
Basic and diluted	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(752)	$(103)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	32	24
Warranty reserve expense	2	6
Changes in operating assets and liabilities:
Accounts receivable	128	(885)
Costs and estimated earnings in excess of billings on uncompleted contracts	32	778
Deferred cost of revenue	38	-
Inventories	(471)	(168)
Other current assets	(101)	117
Accounts payable	401	(120)
Billings in excess of costs and estimated earnings on uncompleted contracts	(85)	92
Accrued payroll and related taxes	55	56
Warranty reserves	(9)	(12)
Other current liabilities	(13)	(3)
Deferred revenues	862	154
Net cash provided by (used in) operating activities	119	(64)

Cash flows from investing activities:
Purchases of certificates of deposit	(250)	(747)
Proceeds from redemption of certificates of deposit	499	995
Additions to equipment, furniture and fixtures	(24)	(13)
Net cash provided by investing activities	225	235

Net increase in cash and cash equivalents	344	171
Cash and cash equivalents at beginning of period	3,881	2,363
Cash and cash equivalents at end of period	$4,225	$2,534

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 7, 2011.  The condensed consolidated balance sheet as of April 30, 2011 has been derived from the audited financial statements included in the Form 10-K for that year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  Actual results could differ from those estimates.  Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $1.5 million as of July 31, 2011 represent prepayments for products and services which were related to the use of the OpenElect® and PBC voting systems, and other software and technical support services.

Deferred cost of revenues of approximately $75,000 as of July 31, 2011 consists of costs associated with the use of the OpenElect® voting systems, and other software and technical support services for which revenues have been deferred.  The Company will recognize the revenues and related cost of revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Certain amounts included in the costs and earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts as of April 30, 2011 and July 31, 2010 have been reclassified to deferred cost of revenue to conform with the current presentation.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the three months ended July 31, 2011 is as follows:

(Amounts in thousands)
Balance at May 1, 2011	$31
Additional reserves	4
Warranty reserve expense adjustments	(2)
Charges incurred	(9)
Balance at July 31, 2011	$24

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 “Segment Reporting” requires companies to report certain information about operating segments in their consolidated financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  FASB ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs and develops computerized wagering systems and terminals for the lottery and pari-mutuel racing industries worldwide.   Presently the voting segment generates revenues from product servicing and software support services.

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended
	July 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$338	$271	$609
Loss from operations	(509)	(241)	(750)
Depreciation and amortization	20	12	32
Equipment, furniture and fixtures, net	105	319	424
Deferred revenues	273	1,204	1,477
Inventories, net	684	223	907

	As of and for the Three Months Ended
	July 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$1,569	$143	$1,712
Income (loss) from operations	178	(294)	(116)
Depreciation and amortization	18	6	24
Equipment, furniture and fixtures, net	149	246	395
Deferred revenues	229	269	498
Inventories, net	1,116	94	1,210

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	July 31,	April 30,
	2011	2011
(Amounts in thousands)
Raw materials and subassemblies	$906	$436
Work-in-process	1	-
	$907	$436

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following (in thousands):
	July 31,	April 30,
	2011	2011
(Amounts in thousands)
Plant and machinery	$680	$674
Computer equipment	1,375	1,308
Leasehold improvement	183	183
Furniture, fixtures and equipment	91	91
Construction in progress	1	50
	2,330	2,306
Accumulated depreciation and amortization	(1,906)	(1,874)
Net equipment, furniture and fixtures	$424	$432

Net Loss per Share

Basic and diluted net loss per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented.

	July 31, 2011	July 31, 2010
Revenue:
From unrelated customers	Three customers accounted for 55% of total revenue or 32%, 12% and 11% individually.	No individual customer accounted for more than 10% of total revenue.

From related customers	Two customers accounted for 29% of total revenue or 16% and 13% individually.	Two customers accounted for 79% of total revenue or 54% and 25% individually.

Related Party Transactions

During the three months ended July 31, 2011 and 2010, revenues from all related party agreements for sales of products and services totaled approximately $225,000 (37% of total revenue) and $1.4 million (82% of total revenue), respectively.  Included in accounts receivable at July 31, 2011 was approximately $15,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2011 and 2010 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2011.  Title to the inventory resides with BLM and is on consignment; therefore, no amounts are reflected in the Company’s condensed consolidated balance sheets for inventory purchased on BLM’s behalf.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three months ended July 31, 2011 and 2010;
•	There were no accounts receivable balances from BLM as of July 31, 2011 and April 30, 2011; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $252,000 and $251,000 as of July 31, 2011 and April 30, 2011, respectively.

Philippine Gaming Management Corporation

On May 3, 2011, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.1 million for lottery products.  Shipments of these products are expected to begin in the second quarter of fiscal 2012 and be complete in the third quarter of fiscal 2012.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•	Revenues recognized on the sale of lottery products and support service during the three months ended July 31, 2011 and 2010 totaled approximately $96,000 and $924,000, respectively;
•
There was no billing in excess of costs and estimated earnings balance as of July 31, 2011. Net cost and estimated earnings in excess of billings relating to support services totaled approximately $32,000 as of April 30, 2011;

•
In connection with the lottery product order dated May 3, 2011 mentioned above, there was a deferred revenue balance of approximately $264,000 as of July 31, 2011. There was no deferred revenue balance as of April 30, 2011; and

•	Accounts receivable from the sale of lottery products totaled $4,000 as of July 31, 2011, compared to $47,000 as of April 30, 2011.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

The financial activities and balances related to transactions with STM were as follows:

•	Revenues of $78,000 were recognized on the sale of support services during each of the three months ended July 31, 2011 and 2010;
•	There were deferred revenues of $9,000 on software support services as of July 31, 2011 and April 30, 2011; and
•	There was no accounts receivable balance from STM as of July 31, 2011, compared to $16,000 as of April 30, 2011.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

On December 16, 2009, the Company signed a contract with Natural Avenue for a complete DataTrak lottery system valued at approximately $3.6 million.  The contract is scheduled to be completed by the fourth quarter of fiscal 2012.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•	Revenues of $51,000 and $420,000 were recognized on the performance of contract deliverables and sale of support services during the three months ended July 31, 2011 and 2010, respectively;
•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 16, 2009 totaled approximately $85,000 as of July 31, 2011, compared to $105,000 as of April 30, 2011; and

•	Accounts receivable totaled approximately $11,000 as of July 31, 2011, compared to $16,000 as of April 30, 2011.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three months ended July 31, 2011 and 2010, the Company incurred services of approximately $51,000 and $58,000, respectively.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at July 31, 2011 and April 30, 2011 due to the short-term maturity of the instruments.

Subsequent Events

On August 12, 2011, the Company received from PGMC an order valued at approximately $1.4 million for lottery products.  Shipments of these products are expected to be complete by the third quarter of fiscal 2012.

On September 9, 2011, the Company received from PGMC an order valued at approximately $705,000 for lottery products.  Shipments of these products are expected to be complete by the fourth quarter of fiscal 2012.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable.  We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates.  There have been no material changes to the critical accounting policies outlined in the Company’s annual report on form 10-K for the fiscal year ended April 30, 2011.

RESULTS OF OPERATIONS
Revenue Analysis

	Three Months Ended
(Amounts in thousands)	July 31,
Revenues	2011	2010	Change
Products:
Contracts	$207	$1,291	$(1,084)
Spares	114	160	(46)
Total Products	321	1,451	(1,130)
Services:
Software Support	192	182	10
Product Servicing and Support	96	79	17
Total Services	288	261	27
	$609	$1,712	$(1,103)

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

Contract revenue for the three months ended July 31, 2011 was $207,000, compared to $1.3 million in the same period in 2010.  The substantial decrease is due to limited contract activities in the first quarter of fiscal 2012.

Spares revenue for the three months ended July 31, 2011 was $114,000, compared to $160,000 for the corresponding period in 2010.  The decrease is due to lower demand.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended July 31, 2011 was $192,000, compared to $182,000 for the same period in 2010.   The increase in 2011 is primarily due to higher fees charged to one customer, partially offset by the termination of a software support agreement with a related customer.

Product servicing and support revenues for the three months ended July 31, 2011 and 2010 were $96,000 and $79,000, respectively.  The slight increase in 2011 was driven by a one-off arrangement with a related customer, partially offset by lower demand for onsite support services.

Related party revenue of approximately $225,000 accounted for 37% of total revenue in the three months ended July 31, 2011, compared to $1.4 million or 82% of total revenue in the corresponding period in 2010.

Cost of Sales and Gross Profit Analysis
	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2011		2010
Revenues:
Products	$321	53%	$1,451	85%
Services	288	47%	261	15%
Total revenues	$609	100%	$1,712	100%

Cost of sales:
Products	$657	108%	$1,156	68%
Services	92	15%	43	3%
Total costs of sales	$749	123%	$1,199	71%

Gross profit (loss):
Products	$(336)	(55%)	$295	17%
Services	196	32%	218	12%
Total gross profit (loss)	$(140)	(23%)	$513	29%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

We incurred a loss of $140,000 during the three months ended July 31, 2011, compared to a gross profit of $513,000 or gross profit margins of 29% for the corresponding period in 2010.  The loss incurred in 2011 was due to insufficient revenue generated which resulted in higher unabsorbed production labor costs.  In addition, slightly higher labor cost incurred on gaming contracts, partially offset by slightly more favorable cost of sales on spare parts, contributed to the loss.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2011 were $610,000, compared to $629,000 in the corresponding period in 2010.  The net decrease is primarily related to slightly lower employee related expenses resulting from lower headcount, lower consulting fees related to the voting segment, partially offset by higher trade show expenses and increased proposal and marketing activities related to the voting segment.  We anticipate that SG&A expense will remain relatively constant in the remaining quarters of fiscal 2012.

Other Income

Other income in the three months ended July 31, 2011 and 2010 remained relatively insignificant.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at July 31, 2011 was $2.9 million.

Contract backlog at July 31, 2011 was approximately $5.8 million.  Of this amount, approximately $3.3 million will be derived from gaming orders received from a related customer.  Of the $3.3 million amount, approximately $702,000 has been paid by our related customers as of September 14, 2011.  The remaining contract backlog amount of approximately $2.5 million relates to voting and gaming contracts with unrelated customers.  Of the $2.5 million amount, approximately $1.3 million has been paid by our unrelated customers as of September 14, 2011.

Additional sources of cash through July 31, 2012 are expected to be derived from spares, software and technical support and licensing revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2012, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2012.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Three Months Ended
	July 31,	July 31,	Increase
	2011	2010	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$119	$(64)	$183
Investing activities	225	235	(10)
Net increase in cash and cash equivalents	$344	$171	$173

Cash Flow Analysis

Net cash provided by operating activities was $119,000 for the three months ended July 31, 2011, compared to net cash used in operating activities of $64,000 for the same period in 2010.  The primary factors contributing to the variability in the reported cash flow amounts relate to the timing of customer contract performance and delivery and the related milestone invoicing which effectively impacted the cost and earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts.  In addition, we attribute the variability in the reported cash flow amounts to the down payment received on a voting equipment order in 2011 and the net loss of $752,000 in 2011, compared to the net loss of $103,000 in 2010, which resulted from limited revenue generated.  Furthermore, higher inventory purchase and related increase in vendor deposits in 2011 contributed to the variability in the reported cash flow amounts.

Net cash provided by investing activities was $225,000 for the three months ended July 31, 2011, compared to $235,000 in 2010.  The lower net cash provided by investing activities in the three months ended July 31, 2011 resulted from the increase in capital expenditures related to computer and tooling equipment which amounted to $24,000 in the three months ended July 31, 2011, compared to $13,000 in 2010.

There were no financing activities during the three months ended in July 31, 2011 or 2010.

Capital Resources

As of July 31, 2011, there were no credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.
ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors relating to our business as disclosed in our Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 7, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

A.          Exhibits

Exhibit Number	Document Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 2011		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President

	/s/	T. Linh Nguyen
T. Linh Nguyen
Chief Financial Officer and Corporate Secretary