Form 10-Q
period 2011-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2011-12-14
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at December 14, 2011
Common Stock, no par value per share	12,962,999 shares

[Missing Graphic Reference]

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	October 31, 2011	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,536	$3,881
Certificates of deposit	500	499
Accounts receivable, net of allowance for doubtful accounts of $75	1,024	203
Costs and estimated earnings in excess of billings on uncompleted contracts	-	32
Deferred cost of revenue	376	113
Inventories	1,722	436
Other current assets	317	132
Total current assets	6,475	5,296
Equipment, furniture and fixtures, net	430	432
Other noncurrent assets	65	65
Total assets	$6,970	$5,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$964	$152
Billings in excess of costs and estimated earnings on uncompleted contracts	89	231
Accrued payroll and related taxes	369	326
Warranty reserves	26	31
Payable to Parent	252	251
Other current liabilities	60	67
Deferred revenues	1,995	615
Total current liabilities	3,755	1,673
Long-term liabilities	2	12
Total liabilities	3,757	1,685
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(53,157)	(52,262)
Total shareholders' equity	3,213	4,108
Total liabilities and shareholders' equity	$6,970	$5,793

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenues:
Sales of products	$1,693	$1,793	$2,014	$3,244
Services	251	189	539	450
	1,944	1,982	2,553	3,694
Cost of sales:
Cost of product sales	1,314	1,222	1,971	2,378
Cost of services	63	25	155	68
	1,377	1,247	2,126	2,446
Gross profit	567	735	427	1,248

Research and development expenses	24	-	24	-
Selling, general and administrative expenses	689	598	1,299	1,227
Income (loss) from operations	(146)	137	(896)	21

Other income (expense):
Interest and dividend income	1	2	2	3
Other	2	-	(1)	12
Net income (loss)	$(143)	$139	$(895)	$36

Net income (loss) per share:
Basic and diluted	$(0.01)	$0.01	$(0.07)	$-
Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(895)	$36
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	66	56
Warranty reserve expense	7	7
Changes in operating assets and liabilities:
Accounts receivable	(821)	(496)
Costs and estimated earnings in excess of billings on uncompleted contracts	32	804
Deferred cost of revenue	(263)	(64)
Inventories	(1,286)	224
Other current assets	(185)	84
Accounts payable	812	(462)
Billings in excess of costs and estimated earnings on uncompleted contracts	(142)	563
Accrued payroll and related taxes	43	13
Warranty reserves	(12)	(32)
Payable to Parent	1	-
Other current and long-term liabilities	(17)	5
Deferred revenues	1,380	(384)
Net cash provided by (used in) operating activities	(1,280)	354

Cash flows from investing activities:
Purchases of certificates of deposit	(500)	(997)
Proceeds from redemption of certificates of deposit	499	1,495
Additions to equipment, furniture and fixtures	(64)	(150)
Net cash provided by (used in) investing activities	(65)	348

Net increase (decrease) in cash and cash equivalents	(1,345)	702
Cash and cash equivalents at beginning of period	3,881	2,363
Cash and cash equivalents at end of period	$2,536	$3,065

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

These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet the industry standards. In addition, the Company’s voting systems offer the following features:

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 filed with the SEC on July 7, 2011. The condensed consolidated balance sheet as of April 30, 2011 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $2 million as of October 31, 2011 represent prepayments for products and services which were related to the use of the OpenElect® and PBC voting systems, lottery terminals and other software and technical support services.

Deferred cost of revenues of approximately $376,000 as of October 31, 2011 consists of costs associated with the use of the OpenElect® voting systems and other software support services for which revenues have been deferred. The Company will recognize the revenues and related cost of revenues upon its fulfillment of the prescribed criteria for revenue recognition.

Certain amounts included in the costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts as of April 30, 2011 and October 31, 2010 have been reclassified to deferred cost of revenue and deferred revenue to conform to the current period’s presentation.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the six months ended October 31, 2011 is as follows:

(Amounts in thousands)
Balance at May 1, 2011	$31
Additional reserves	18
Warranty reserve expense adjustments	(11)
Charges incurred	(12)
Balance at October 31, 2011	$26

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

The Company divides its operations into two operating segments: the gaming business and the voting business. The gaming segment designs and develops computerized wagering systems and terminals for the lottery and pari-mutuel racing industries worldwide. Presently the voting segment generates revenues from voting systems, software licensing, product servicing and software support services.

The Company’s segment information is presented below (in thousands):
	As of and for the Three Months Ended
	October 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$1,510	$434	$1,944
Income (loss) from operations	149	(295)	(146)
Depreciation and amortization	21	13	34
Deferred cost of revenue	16	360	376
Equipment, furniture and fixtures, net	108	322	430
Deferred revenues	550	1,445	1,995
Inventories	778	944	1,722
	As of and for the Three Months Ended
	October 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$1,875	$107	$1,982
Income (loss) from operations	448	(311)	137
Depreciation and amortization	25	7	32
Deferred cost of revenue	10	54	64
Equipment, furniture and fixtures, net	130	371	501
Deferred revenues	9	391	400
Inventories	780	38	818

	As of and for the Six Months Ended
	October 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$1,848	$705	$2,553
Loss from operations	(360)	(536)	(896)
Depreciation and amortization	41	25	66
Deferred cost of revenue	16	360	376
Equipment, furniture and fixtures, net	108	322	430
Deferred revenues	550	1,445	1,995
Inventories	778	944	1,722

	As of and for the Six Months Ended
	October 31, 2010
	Gaming Business	Voting Business	Totals
Total revenues	$3,444	$250	$3,694
Income (loss) from operations	626	(605)	21
Depreciation and amortization	43	13	56
Deferred cost of revenue	10	54	64
Equipment, furniture and fixtures, net	130	371	501
Deferred revenues	9	391	400
Inventories	780	38	818

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	October 31,	April 30,
	2011	2011
(Amounts in thousands)
Raw materials and subassemblies	$1,713	$436
Work-in-process	9	-
	$1,722	$436

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following (in thousands):
	October 31,	April 30,
	2011	2011
(Amounts in thousands)
Plant and machinery	$680	$674
Computer equipment	1,408	1,308
Leasehold improvement	190	183
Furniture, fixtures and equipment	91	91
Construction in progress	1	50
	2,370	2,306
Accumulated depreciation and amortization	(1,940)	(1,874)
Net equipment, furniture and fixtures	$430	$432

Net Income (Loss) per Share

Basic and diluted net income (loss) per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented.

	Three Months Ended October 31,		Six Months Ended October 31,

	2011	2010	2011	2010
Revenue:
From unrelated customers	No individual customer accounted for more than 10% of total revenue	Two customers accounted for 34% of total revenue	No individual customer accounted for more than 10% of total revenue	Two customers accounted for 22% of total revenue
From related customers	One customer accounted for 61% of total revenue	One customer accounted for 49% of total revenue	One customer accounted for 50% of total revenue	Two customers accounted for 65% of total revenue

Related Party Transactions

During the three months ended October 31, 2011 and 2010, revenues from all related party agreements for sales of products and services totaled approximately $1.3 million (66% of the total revenue) and $1.2 million (61% of the total revenue), respectively.  Related party revenues for the six months ended October 31, 2011 and 2010 were approximately $1.5 million (59% of the total revenue) and $2.6 million (70% of the total revenue), respectively. Included in accounts receivable on October 31, 2011 was approximately $397,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2011 and 2010 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2011.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and six months ended October 31, 2011 and 2010;
•	There were no accounts receivable balances from BLM as of October 31, 2011 and April 30, 2011; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $252,000 and $251,000 as of October 31, 2011 and April 30, 2011, respectively.

Philippine Gaming Management Corporation

On May 3, 2011, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.1 million for lottery products. Shipments of these products were completed in the second quarter of fiscal 2012, and the related revenue was recognized.

On August 12, 2011, the Company received from PGMC, an order valued at approximately $1.4 million for lottery products. Shipments of these products are expected to begin and be completed in the third quarter of fiscal 2012.

On September 9, 2011, the Company received from PGMC, an order valued at approximately $705,000 for lottery products. Shipments of these products are expected to begin and be completed in the fourth quarter of fiscal 2012.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products and support services during the three and six months ended October 31, 2011 totaled approximately $1.2 million and $1.3 million, respectively. Revenues recognized on the sale of lottery products and software support services during the three and six months ended October 31, 2010 totaled approximately $965,000 and $1.9 million, respectively;

•
There was no billings in excess of costs and estimated earnings balance as of October 31, 2011. Net cost and estimated earnings in excess of billings relating to support services totaled approximately $32,000 as of April 30, 2011;

•
In connection with the lottery product orders dated September 9, 2011 and August 12, 2011 mentioned above, there were deferred revenues of approximately $529,000 as of October 31, 2011. There was no deferred revenue balance as of April 30, 2011; and

•	Accounts receivable from the sale of lottery products totaled $385,000 as of October 31, 2011, compared to $47,000 as of April 30, 2011.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $77,000 and $155,000 were recognized on the sale of support services during the three and six months ended October 31, 2011, respectively. Revenues of $78,000 and $155,000 were recognized on the sale of support services during the three and six months ended October 31, 2010, respectively;

•	There were deferred revenues of $10,000 on software support services as of October 31, 2011, compared to $9,000 as of April 30, 2011; and
•	There was no accounts receivable balance from STM as of October 31, 2011, compared to $16,000 as of April 30, 2011.

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

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $32,000 and $83,000 were recognized on the performance of contract deliverables, sale of support services and licensing during the three and six months ended October 31, 2011, respectively. Revenues of $91,000 and $511,000 were recognized on the performance of contract deliverables and sale of support services during the three and six months ended October 31, 2010, respectively;

•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 16, 2009 totaled approximately $89,000 as of October 31, 2011, compared to $105,000 as of April 30, 2011;

•	There were deferred revenues of $11,000 for lottery product licensing as of October 31, 2011, compared to $10,000 on software support services as of April 30, 2011; and
•	Accounts receivable totaled approximately $11,000 as of October 31, 2011, compared to $16,000 as of April 30, 2011.

 Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and six months ended October 31, 2011, the Company incurred services of approximately $50,000 and $101,000, respectively, which are shown as part of cost of sales. During the three and six months ended October 31, 2010, the Company incurred approximately $55,000 and $113,000, respectively, which are shown as part of cost of sales.

Ascot Sports Sdn. Bhd.

The Company provided Ascot Sports Sdn. Bhd. an affiliate of BLM and a related party, with software products.

•
There was no revenue recognized during the three and six months ended October 31, 2011. Revenue of $66,000 was recognized on the software product development during the three and six months ended October 31, 2010; and

•	There were no account receivable balances as of October 31, 2011 and April 30, 2011.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at October 31, 2011 and April 30, 2011 due to the short-term maturity of the instruments.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. There have been no material changes to the critical accounting policies outlined in the Company’s annual report on form 10-K for the fiscal year ended April 30, 2011.

RESULTS OF OPERATIONS
Revenue Analysis
	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2011	2010	Change	2011	2010	Change
Products:
Contracts	$1,524	$1,290	$234	$1,731	$2,581	$(850)
Spares	169	503	(334)	283	663	(380)
Total Products	1,693	1,793	(100)	2,014	3,244	(1,230)
Services:
Software Support	191	166	25	383	348	35
Product Servicing and Support	60	23	37	156	102	54
Total Services	251	189	62	539	450	89
	$1,944	$1,982	$(38)	$2,553	$3,694	$(1,141)

Significant fluctuations in period-to-period contract revenue are expected in both gaming and voting industries since individual contracts are generally considerable in value, and the timing of contracts does not occur in a predictable trend. Contracts from the same customer generally may not recur or generally do not recur in the short-term. Accordingly, comparative results between quarters and fiscal years may not be indicative of trends in contract revenue.

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

Contract revenue for the three months ended October 31, 2011 was approximately $1.5 million, compared to $1.3 million in the same period in 2010. The increase is primarily due to the increased contract activities in the voting segment compared to the corresponding period in 2010. For the six months ended October 31, 2011, contract revenue was $1.7 million, compared to $2.6 million for the corresponding period in 2010. The substantial decrease is due to limited contract activities in the fiscal 2012.

Spares revenue for the three months ended October 31, 2011 was $169,000, compared to $503,000 for the corresponding period in 2010. Spares revenue for the six months ended October 31, 2011 was $283,000, compared to $663,000 for the corresponding period in 2010. Substantially lower spares revenues in 2011 were primarily due to decreased demand for spare parts from the same pool of customers. Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended October 31, 2011 was $191,000, compared to $166,000 for the same period in 2010. For the six months ended October 31, 2011, software support revenue was $383,000, compared to $348,000 in the same period in 2010. The increase is due to higher fees charged to one customer, partially offset by the termination of a software support agreement with a related customer.

Product servicing and support revenue for the three months ended October 31, 2011 was $60,000, compared to $23,000 for the corresponding period in 2010. For the six months ended October 31, 2011, product servicing and support revenue was $156,000, compared to $102,000 for the same period in the prior year. The increase is due to service arrangements with a related customer and higher demand for onsite support services from unrelated customers.

Related party revenue of approximately $1.3 million accounted for 66% of total revenue in the three months ended October 31, 2011, compared to $1.2 million or 61% of total revenue in the corresponding period in 2010. For the six months ended October 31, 2011, related party revenue of approximately $1.5 million accounted for 59% of total revenue, compared to $2.6 million or 70% of total revenue in the corresponding period in 2010.

Cost of Sales and Gross Profit Analysis
	Three Months Ended				Six Months Ended
	October 31,		October 31,		October 31,		October 31,
(Amounts in thousands)	2011		2010		2011		2010
Revenues:
Products	$1,693	87%	$1,793	90%	$2,014	79%	$3,244	88%
Services	251	13%	189	10%	539	21%	450	12%
Total revenues	$1,944	100%	$1,982	100%	$2,553	100%	$3,694	100%

Cost of sales:
Products	$1,314	68%	$1,222	62%	$1,971	77%	$2,378	64%
Services	63	3%	25	1%	155	6%	68	2%
Total costs of sales	$1,377	71%	$1,247	63%	$2,126	83%	$2,446	66%

Gross profit:
Products	$379	19%	$571	29%	$43	2%	$866	24%
Services	188	10%	164	8%	384	15%	382	10%
Total gross profit	$567	29%	$735	37%	$427	17%	$1,248	34%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions. Accordingly, comparative results between quarters and fiscal years may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 29% for the three months ended October 31, 2011, compared to 37% for the corresponding period in 2010. For the six months ended October 31, 2011, overall gross profit margins were at 17%, compared to 34% in the same period in 2010. The decreases in 2011 are largely due to higher unabsorbed production overhead costs reflecting limited contract activities. In addition, lower gross profit margin on the sales of custom spare parts and onsite support services attributed to the decreases.

Research and Development Expenses (“R&D”)

For the three and six months ended October 31, 2011, R&D expenses were $24,000. There were no R&D expenses incurred for the three and six months ended October 31, 2010. R&D expenses for the quarter ended October 31, 2011 consist primarily of labor costs for the development of new product in the gaming segment. While we continue to enhance our products, we anticipate R&D expenses will be minimal in the remaining quarters of fiscal 2012 as we focus and dedicate our efforts on the marketing and sale of the new voting system.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended October 31, 2011 were $689,000, compared to $598,000 in the same period in 2010. For the six months ended October 31, 2011, SG&A expenses were $1.3 million, compared to $1.2 million in 2010. The increases in SG&A expenses are primarily related to higher proposal and marketing activities and trade show expenses in the voting segment, partially offset by lower consulting fees related to the voting segment. We anticipate SG&A expenses will remain relatively constant in the remaining quarters of fiscal 2012.

Other Income

Other income in the three and six months ended October 31, 2011 and 2010 remained relatively insignificant.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at October 31, 2011 was approximately $2.7 million.

Contract backlog at October 31, 2011 was approximately $6.2 million.  Of this amount, approximately $2.2 million will be derived from gaming orders received from two related customers. Of the $2.2 million amount, approximately $618,000 has been paid by our related customers as of December 14, 2011. The remaining contract backlog amount of approximately $4 million relates to voting and gaming contracts with unrelated customers. Of the $4 million amount, approximately $2.3 million has been paid by our unrelated customers as of December 14, 2011.Additional sources of cash through October 31, 2012 are expected to be derived from spares, software and technical support and licensing revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2012, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2012. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
	2011	2010	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(1,280)	$354	$(1,634)
Investing activities	(65)	348	(413)
Net increase (decrease) in cash and cash equivalents	$(1,345)	$702	$(2,047)

Cash Flow Analysis

Net cash used in operating activities was approximately $1.3 million for the six months ended October 31, 2011, compared to the net cash provided by operating activities of $354,000 for the same period in 2010. The change was primarily attributable to higher inventory purchases to fulfill customer orders and related vendor deposits. In addition, we attribute the variability in the reported cash flow amounts to the net loss of $895,000 in 2011, compared to the net income of $36,000 in 2010, which resulted from the limited revenue generated. Furthermore, the change was attributable to the timing of the customer contract delivery and the related invoicing which effectively impacted the accounts receivable, deferred cost of revenue, cost and earnings in excess of billings and billings in excess of costs and an estimated earnings on the uncompleted contacts. These were partially offset by an increase in deferred revenue and an increase in accounts payable for inventory related purchases.

Net cash used in investing activities was $65,000 for the six months ended October 31, 2011, compared to net cash provided by investing activities of $348,000 in 2010.  The change was primarily attributable to capital expenditures related to computer and tooling equipment which amounted to $64,000 in the six months ended October 31, 2011, compared to $150,000 in 2010.

There were no financing activities during the six months ended in October 31, 2011 or 2010.

Capital Resources

As of October 31, 2011, there were no credit facilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e) and 15d-15 (e)) as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

A.          Exhibits

Exhibit Number	Document Description
31	Certification of the Chief Executive Officer and Acting Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 14, 2011		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President/Acting Chief Financial Officer