Form 10-Q
period 2012-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2012-03-13
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 13, 2012
Common Stock, no par value per share	12,962,999 shares

[Missing Graphic Reference]

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	January 31, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,370	$3,881
Certificates of deposit	500	499
Accounts receivable, net of allowance for doubtful accounts of $75	1,109	203
Costs and estimated earnings in excess of billings on uncompleted contracts	50	32
Deferred cost of revenue	3	113
Inventories	2,239	436
Other current assets	277	132
Total current assets	7,548	5,296
Equipment, furniture and fixtures, net	436	432
Other noncurrent assets	16	65
Total assets	$8,000	$5,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$995	$152
Billings in excess of costs and estimated earnings on uncompleted contracts	883	231
Accrued payroll and related taxes	455	326
Warranty reserves	146	31
Payable to Parent	252	251
Other current liabilities	56	67
Deferred revenues	1,275	615
Total current liabilities	4,062	1,673
Long-term liabilities	-	12
Total liabilities	4,062	1,685
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(52,432)	(52,262)
Total shareholders' equity	3,938	4,108
Total liabilities and shareholders' equity	$8,000	$5,793

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues:
Sales of products	$4,034	$1,146	$6,048	$4,390
Services	449	226	988	676
	4,483	1,372	7,036	5,066
Cost of sales:
Cost of product sales	2,960	1,023	4,931	3,401
Cost of services	195	26	350	94
	3,155	1,049	5,281	3,495
Gross profit	1,328	323	1,755	1,571

Research and development expenses	7	-	31	-
Selling, general and administrative expenses	596	576	1,895	1,803
Income (loss) from operations	725	(253)	(171)	(232)

Other income (expense):
Interest and dividend income	-	2	2	5
Other	-	-	(1)	12
Income (loss) before income taxes	725	(251)	(170)	(215)
Provision for (benefit of) income taxes	-	(10)	-	(10)
Net income (loss)	$725	$(241)	$(170)	$(205)

Net income (loss) per share:
Basic and diluted	$0.06	$(0.02)	$(0.01)	$(0.02)
Weighted average shares used in computation of net income (loss) per share:
Basic and diluted	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(170)	$(205)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	102	87
Warranty reserve expense	131	21
Write-off of patent	-	12
Changes in operating assets and liabilities:
Accounts receivable	(906)	(383)
Costs and estimated earnings in excess of billings on uncompleted contracts	(18)	804
Deferred cost of revenue	110	(63)
Inventories	(1,803)	222
Other current and noncurrent assets	(96)	62
Accounts payable	843	(323)
Billings in excess of costs and estimated earnings on uncompleted contracts	652	(49)
Accrued payroll and related taxes	129	89
Warranty reserves	(16)	(34)
Payable to Parent	1	-
Other current and long-term liabilities	(23)	21
Deferred revenues	660	141
Net cash provided by (used in) operating activities	(404)	402

Cash flows from investing activities:
Purchases of certificates of deposit	(500)	(997)
Proceeds from redemption of certificates of deposit	499	1,495
Additions to equipment, furniture and fixtures	(106)	(150)
Additions to patent	-	(2)
Net cash provided by (used in) investing activities	(107)	346

Net increase (decrease) in cash and cash equivalents	(511)	748
Cash and cash equivalents at beginning of period	3,881	2,363
Cash and cash equivalents at end of period	$3,370	$3,111

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Actual results could differ from those estimates. Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities

Revenue Recognition

Revenues are derived primarily from the sales of complete wagering systems, lottery terminals, the OpenElect® and PBC voting systems, other software and software support services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. Certain revenues continue to be recognized on the percentage-of-completion method for wagering and lottery systems. The Company recognizes revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with general revenue recognition guidance.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and VSOE is the price actually charged by the Company for that deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a standalone basis.

The Company identified up to three deliverables in arrangements involving the sale of hardware with software essential to the functionality of the hardware. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable in connection with the hardware is the onsite training and support. The third deliverable is the annual software license for ongoing software support services. The Company allocates revenue to these deliverables using the relative selling price method. Because the Company has not established VSOE or TPE for the hardware, the allocation of revenue has been based on the Company’s ESPs. For onsite training in connection with the hardware and software support services under the annual software license, the allocation of revenue has been based on the Company’s VSOE. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the onsite training and software support services are deferred and recognized at the time of delivery of the service. Amounts allocated to the annual software license and software support services are deferred and recognized on a straight-line basis over the service period, which is typically one year. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide onsite services and maintenance support under the annual software license are recognized as the costs of services are incurred.

The Company’s process for determining ESPs for deliverables without VSOE or TPE considers multiple factors that may vary depending on the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for the hardware include costs of manufacture and what a customer would reasonably pay based on the features being offered, trends in the market place, size of territory, and competitive prices. If the facts and circumstances underlying the factors change, including the estimated or actual costs incurred to provide the hardware with essential software, or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for the hardware with essential software related to future sales could change.

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $1.3 million as of January 31, 2012 represent prepayments for products and services which were related to the use of the OpenElect® and PBC voting systems, lottery terminals and other software and technical support services. The Company will recognize the revenues and related cost of revenues upon its fulfillment of the prescribed criteria for revenue recognition. Deferred cost of revenue was immaterial for the current quarter.

Certain amounts included in the costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts as of April 30, 2011 have been reclassified to deferred cost of revenue and deferred revenue to conform to the current period’s presentation.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the nine months ended January 31, 2012 is as follows:

(Amounts in thousands)
Balance at May 1, 2011	$31
Additional reserves	142
Warranty reserve expense adjustments	(11)
Charges incurred	(16)
Balance at January 31, 2012	$146

Segment Information

The Company divides its operations into two operating segments: the gaming business and the voting business. The gaming segment designs and develops computerized wagering systems and terminals for the lottery and pari-mutuel racing industries worldwide. Presently the voting segment generates revenues from voting systems, software licensing, product servicing and software support services.

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended
	January 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$2,242	$2,241	$4,483
Income from operations	409	316	725
Depreciation and amortization	23	13	36
Equipment, furniture and fixtures, net	95	341	436
Warranty reserves	111	35	146
Deferred revenues	458	817	1,275
Inventories	855	1,384	2,239

	As of and for the Three Months Ended
	January 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$1,272	$100	$1,372
Income (loss) from operations	57	(310)	(253)
Depreciation and amortization	26	6	32
Equipment, furniture and fixtures, net	112	358	470
Warranty reserves	29	-	29
Deferred revenues	20	465	485
Inventories	791	29	820

	As of and for the Nine Months Ended
	January 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$4,090	$2,946	$7,036
Income (loss) from operations	49	(220)	(171)
Depreciation and amortization	64	38	102
Equipment, furniture and fixtures, net	95	341	436
Warranty reserves	111	35	146
Deferred revenues	458	817	1,275
Inventories	855	1,384	2,239

	As of and for the Nine Months Ended
	January 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$4,716	$350	$5,066
Income (loss) from operations	683	(915)	(232)
Depreciation and amortization	68	19	87
Equipment, furniture and fixtures, net	112	358	470
Warranty reserves	29	-	29
Deferred revenues	20	465	485
Inventories	791	29	820

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	January 31,	April 30,
	2012	2011
(Amounts in thousands)
Raw materials and subassemblies	$1,186	$436
Work-in-process	3	-
Finished Goods	1,050	-
	$2,239	$436

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:
	January 31,	April 30,
	2012	2011
(Amounts in thousands)
Plant and machinery	$721	$674
Computer equipment	1,398	1,308
Leasehold improvement	190	183
Furniture, fixtures and equipment	91	91
Construction in progress	-	50
	2,400	2,306
Accumulated depreciation and amortization	(1,964)	(1,874)
Net equipment, furniture and fixtures	$436	$432

Net Income (Loss) per Share

Basic and diluted net income (loss) per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented.

	Three Months Ended January 31,		Nine Months Ended January 31,

	2012	2011	2012	2011
Revenue:
From unrelated customers	One customer accounted for 48% of total revenue.	Two customers accounted for 43% of total revenue	One customer accounted for 30% of total revenue	One customer accounted for 16% of total revenue
From related customers	One customer accounted for 38% of total revenue	Two customers accounted for 43% of total revenue	One customer accounted for 42% of total revenue	Two customers accounted for 59% of total revenue

Related Party Transactions

During the three months ended January 31, 2012 and 2011, revenues from all related party agreements for sales of products and services totaled approximately $2 million (44% of the total revenue) and $669,000 (49% of the total revenue), respectively. Related party revenues for the nine months ended January 31, 2012 and 2011 were approximately $3.5 million (50% of the total revenue) and $3.3 million (65% of the total revenue), respectively. Included in accounts receivable on January 31, 2012 was approximately $804,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2012 and 2011 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of January 31, 2012.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and nine months ended January 31, 2012 and 2011;
•	There were no accounts receivable balances from BLM as of January 31, 2012 and April 30, 2011; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $252,000 and $251,000 as of January 31, 2012 and April 30, 2011, respectively.

Philippine Gaming Management Corporation

On May 3, 2011, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.1million for lottery products. Shipments of these products were completed in the second quarter of fiscal 2012, and the related revenue was recognized.

On August 12, 2011, the Company received from PGMC, an order valued at approximately $1.4 million for lottery products. Shipments of these products were completed in the third quarter of fiscal 2012, and the related revenue was recognized.

On September 9, 2011, the Company received from PGMC, an order valued at approximately $705,000 for lottery products. Shipments of these products are expected to begin and be completed in the fourth quarter of fiscal 2012.

On December 20, 2011, the Company received from PGMC, an order valued at approximately $1.1 million for lottery products. Shipments of these products are expected to begin and be completed in the first quarter of fiscal 2013.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products and support services during the three and nine months ended January 31, 2012 totaled approximately $1.7 million and $3 million, respectively. Revenues recognized on the sale of lottery products and software support services during the three and nine months ended January 31, 2011 totaled approximately $302,000 and $2.2 million, respectively;

•
There was no billings in excess of costs and estimated earnings balance as of January 31, 2012. Net cost and estimated earnings in excess of billings relating to support services totaled approximately $32,000 as of April 30, 2011;

•
In connection with the lottery product orders dated December 20, 2011 and September 9, 2011 mentioned above, there were deferred revenues of approximately $441,000 as of January 31, 2012. There was no deferred revenue balance as of April 30, 2011; and

•	Accounts receivable from the sale of lottery products totaled $804,000 as of January 31, 2012, compared to $47,000 as of April 30, 2011.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

On December 21, 2011, the Company signed a contract with STM for a complete DataTrakII lottery system valued at approximately $4.2 million. The contract is scheduled to be completed by the fourth quarter of fiscal 2013.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $245,000 and $399,000 were recognized on the performance of contract deliverables and sale of support services during the three and nine months ended January 31, 2012, respectively. Revenues of $78,000 and $233,000 were recognized on the sale of support services during the three and nine months ended January 31, 2011, respectively;

•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 21, 2011 totaled approximately $794,000 as of January 31, 2012. There was no net billings in excess of costs and estimated earnings balance as of April 30, 2011;

•	There were deferred revenues of $9,000 on software support services as of January 31, 2012 and April 30, 2011; and
•	There was no accounts receivable balance from STM as of January 31, 2012, compared to $16,000 as of April 30, 2011.

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

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $36,000 and $119,000 were recognized on the performance of contract deliverables, sale of support services and licensing during the three and nine months ended January 31, 2012, respectively. Revenues of $289,000 and $800,000 were recognized on the performance of contract deliverables and sale of support services during the three and nine months ended January 31, 2011, respectively;

•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 16, 2009 totaled approximately $89,000 as of January 31, 2012, compared to $105,000 as of April 30, 2011;

•	Deferred revenue on lottery product licensing totaled $8,000 as of January 31, 2012, compared to $10,000 on software support services as of April 30, 2011; and
•	There was no accounts receivable balance from Natural Avenue as of January 31, 2012, compared to $16,000 as of April 30, 2011.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and nine months ended January 31, 2012, the Company incurred services of approximately $51,000 and $152,000, respectively, which are shown as part of cost of sales. During the three and nine months ended January 31, 2011, the Company incurred approximately $50,000 and $163,000, respectively, which are shown as part of cost of sales.

Ascot Sports Sdn. Bhd.

The Company provided Ascot Sports Sdn. Bhd. an affiliate of BLM and a related party, with software products.

•
There was no revenue recognized during the three and nine months ended January 31, 2012.  Revenue of $66,000 was recognized on the software product development during the three and nine months ended January 31, 2011; and

•	There were no accounts receivable balances as of January 31, 2012 and April 30, 2011.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at January 31, 2012 and April 30, 2011 due to the short-term maturity of the instruments.

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

Revenue Recognition

Our revenues are derived primarily from the sales of complete wagering systems, lottery terminals, the OpenElect® and PBC voting systems, other software and software support services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped. Certain revenues continue to be recognized on the percentage-of-completion method for wagering and lottery systems. We recognize revenue from the sale of hardware products, including software bundled with hardware that is essential to the functionality of the hardware, in accordance with general revenue recognition guidance.

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and VSOE is the price actually charged for that deliverable. TPE is determined based on competitor prices for similar deliverables when sold separately. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a standalone basis.

For sales of hardware products, we may provide various hardware components containing software essential to the hardware product’s functionality, and other components depending on the customers’ needs. Because we have not established VSOE or TPE for these systems, revenue is allocated based on ESPs. Determining ESPs requires management’s judgment. We consider multiple factors that may vary over time depending on the facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors change, including the estimated or actual costs incurred to provide the hardware with essential software, or should future facts and circumstances lead us to consider additional factors, our ESP for the hardware related to future sales could change. Revenue is recognized upon shipment of the hardware. We also provide software support services on a standalone basis from sales of the hardware. Amounts allocated to software support services are based on VSOE using daily billing rates. Revenue is deferred until the services are performed. For annual software licenses, we use VSOE. Amounts allocated to annual software licenses are deferred and recognized on a straight-line basis over the service period, which is typically one year.

RESULTS OF OPERATIONS
Revenue Analysis
	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2012	2011	Change	2012	2011	Change
Products:
Contracts	$3,720	$976	$2,744	$5,451	$3,557	$1,894
Spares	314	170	144	597	833	(236)
Total Products	4,034	1,146	2,888	6,048	4,390	1,658
Services:
Software Support	198	192	6	581	540	41
Product Servicing and Support	251	34	217	407	136	271
Total Services	449	226	223	988	676	312
	$4,483	$1,372	$3,111	$7,036	$5,066	$1,970

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

Contract revenue for the three months ended January 31, 2012 was approximately $3.7 million, compared to $976,000 in the same period in 2011. The substantial increase is primarily due to the increased contract activities in the voting segment compared to the corresponding period in 2011. For the nine months ended January 31, 2012, contract revenue was $5.5 million, compared to $3.6 million for the corresponding period in 2011. The increase in 2012 is primarily due to the increased contract activities in the voting segment, partially offset by lower contract activities in the lottery segment.

Spares revenue for the three months ended January 31, 2012 was $314,000, compared to $170,000 for the corresponding period in 2011. Higher spares revenue in 2012 was attributable to increased demand for spare parts in the current quarter compared to the same period in 2011. Spares revenue for the nine months ended January 31, 2012 was $597,000, compared to $833,000 for the corresponding period in 2011. Decreased spares revenue in 2012 was primarily due to significantly lower demand of spare parts from two unrelated customers in the lottery segment, partially offset by higher demand of spare parts in the voting segment.  Customer demand for spare parts fluctuates from period to period.

Software support revenue for the three months ended January 31, 2012 was $198,000, compared to $192,000 for the same period in 2011. The slight increase in software support revenue in 2012 is due to one additional software support agreement with an unrelated customer. For the nine months ended January 31, 2012, software support revenue was $581,000, compared to $540,000 in the same period in 2011. The increase is due to higher fees charged to a related customer.

Product servicing and support revenue for the three months ended January 31, 2012 was $251,000, compared to $34,000 for the corresponding period in 2011. For the nine months ended January 31, 2012 product servicing and support revenue was $407,000, compared to $136,000 for the same period in the prior year. The increases in 2012 are primarily due to higher demand for support services from an unrelated customer.

Related party revenue of approximately $2 million accounted for 44% of total revenue in the three months ended January 31, 2012, compared to $669,000 or 49% of total revenue in the corresponding period in 2011. For the nine months ended January 31, 2012, related party revenue of approximately $3.5 million accounted for 50% of total revenue, compared to $3.3 million or 65% of total revenue in the corresponding period in 2011.

Cost of Sales and Gross Profit Analysis
	Three Months Ended				Nine Months Ended
	January 31,		January 31,		January 31,		January 31,
(Amounts in thousands)	2012		2011		2012		2011
Revenues:
Products	$4,034	90%	$1,146	84%	$6,048	86%	$4,390	87%
Services	449	10%	226	16%	988	14%	676	13%
Total revenues	$4,483	100%	$1,372	100%	$7,036	100%	$5,066	100%

Cost of sales:
Products	$2,960	66%	$1,023	75%	$4,931	70%	$3,401	67%
Services	195	4%	26	2%	350	5%	94	2%
Total costs of sales	$3,155	70%	$1,049	77%	$5,281	75%	$3,495	69%

Gross profit:
Products	$1,074	24%	$123	9%	$1,117	16%	$989	20%
Services	254	6%	200	14%	638	9%	582	11%
Total gross profit	$1,328	30%	$323	23%	$1,755	25%	$1,571	31%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters and fiscal years may not be indicative of trends in gross profit margin.

Overall gross profit margins were at 30% for the three months ended January 31, 2012, compared to 23% for the corresponding period in 2011. The increase in gross profit margin was largely driven by more favorable profit margins achieved on certain lottery products. For the nine months ended January 31, 2012, overall gross profit margins were at 25%, compared to 31% in the same period in 2011. The decreases in 2012 are largely due to higher unabsorbed overhead costs reflecting limited contract activities. In addition, lower gross profit margin on the sales of custom spare parts and onsite support services attributed to the decreases.

Research and Development Expenses (“R&D”)

For the three and nine months ended January 31, 2012, R&D expenses were $7,000 and $31,000, respectively. There were no R&D expenses incurred for the three and nine months ended January 31, 2011. R&D expenses for the quarter ended January 31, 2012 consist primarily of labor costs for the development of new product in the gaming segment. While we continue to enhance our products, we anticipate R&D expenses will be minimal in the remaining quarter of fiscal 2012 as we focus and dedicate our efforts on the marketing and sale of the new voting system.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended January 31, 2012 were $596,000, compared to $576,000 in the same period in 2011. For the nine months ended January 31, 2012, SG&A expenses were $1.9 million, compared to $1.8 million in 2011. The increases in SG&A expenses are primarily related to higher proposal and marketing activities and trade show expenses in the voting segment, partially offset by lower consulting fees related to the voting segment and lower employee related expenses. We anticipate SG&A expenses will remain relatively constant in the remaining quarter of fiscal 2012.

Other Income

Other income in the three and nine months ended January 31, 2012 and 2011 remained relatively insignificant.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital at January 31, 2012 was approximately $3.5 million.

Contract backlog at January 31, 2012 was approximately $7.8 million. Of this amount, approximately $5.9 million will be derived from gaming orders received from three related customers. Of the $5.9 million amount, approximately $1.5 million has been paid by our related customers as of March 13, 2012. The remaining contract backlog amount of approximately $1.9 million relates to voting and gaming contracts with unrelated customers. Of the $1.9 million amount, approximately $993,000 has been paid by our unrelated customers as of March 13, 2012. Additional sources of cash through January 31, 2013 are expected to be derived from spares, software and technical support and licensing revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2013, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2013. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Nine Months Ended
	January 31,	January 31,
	2012	2011	Decrease
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(404)	$402	$(806)
Investing activities	(107)	346	(453)
Net increase (decrease) in cash and cash equivalents	$(511)	$748	$(1,259)

Cash Flow Analysis

Net cash used in operating activities was approximately $404,000 for the nine months ended January 31, 2012, compared to the net cash provided by operating activities of $402,000 for the same period in 2011. The change was primarily attributable to higher inventory purchases to fulfill customer orders, and the timing of the customer contract delivery and the related invoicing which effectively impacted the accounts receivable. These were partially offset by an increase in accounts payable for inventory related purchases, an increase in deferred revenues and an increase in billings in excess of costs and estimated earnings on the uncompleted contacts.

Net cash used in investing activities was $107,000 for the nine months ended January 31, 2012, compared to net cash provided by investing activities of $346,000 in 2011.  The net cash used in investing activities in 2012 was primarily attributable to capital expenditures related to computer and tooling equipment, which amounted to $106,000. The net cash provided in 2011 was primarily related to the redemption of certificates of deposits which exceeded the purchase of certificates of deposits, partially offset by the capital expenditures of $150,000 for marketing demonstration purposes in the voting segment.

There were no financing activities during the nine months ended in January 31, 2012 or 2011.

Capital Resources

As of January 31, 2012, there were no credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable
ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 2.	EXHIBITS

A.          Exhibits

Exhibit Number	Document Description
31	Certification of the Chief Executive Officer and Acting Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2012		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President/Acting Chief Financial Officer