Form 10-K
period 2012-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2012-07-06
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of October 31, 2011 was approximately $1,078,128 (based on a closing price of $0.29 per share as reported on the OTC Bulletin Board on such date).  Shares of the registrant's common stock held by each officer and director of the registrant and by each person or entity who is known to own beneficially 5% or more of the registrant's outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 6, 2012 was 12,962,999.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 15.	Exhibits and Financial Statement Schedules	40
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

Voting Segment

We generate revenue by developing, manufacturing, licensing and supporting voting systems for the governmental and non-governmental election jurisdictions in the United States under the name of Unisyn Voting Solutions, Inc.

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

Wagering Application Software

The principal component of our wagering system is the suite of applications that make up our DataTrak central system.  The central system controls the operation of the entire lottery installation, and it performs the following functions:

•	Maintains communication with each point-of-sale terminal;
•	Ensures complete end to end security;
•	Logs all activity and wagers in multiple (redundant) locations;
•	Populates a commercially available database in real time with high level security;
•	Identifies tickets using the lottery game draw results;
•	Calculates the pari-mutuel prize pool amounts that are used to determine the dividend of a given winning ticket;
•	Allows the use of other third party software products to analyze and compile management data; and
•	Provides mission critical fault tolerance.

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

We have developed many models of Datamark terminals throughout our company’s history.  One of the versions in the Datamark family is the XClaim terminal.  Its optical mark reader and thermal printer require little or no adjustments or maintenance.  It is economically priced and extremely easy to use with features that increase operator efficiency and reduce transaction time.  The XClaim can be programmed to meet the specific operating requirements of each individual customer.  A keyboard is provided for operator input and an LCD displays the wagering details.

The Intelimark family was introduced in 1999 and incorporates commercially available hardware and software from strategic partners.  Our current version, the Intelimark FLX terminal is a modular touch screen lottery terminal packaged to offer maximum flexibility for retailer convenience.  All components that make up the complete terminal are freestanding modules that can be arranged to meet the unique physical requirements of each retailer location.  Driven by the market demand for enhanced ticket reading capability, the Intelimark FLX is equipped with a high-speed contact image scanner that will accept up to A4 size slips and is capable of character recognition and signature capture.  Its modular design, open architecture and PC-based technology provide a flexible platform that is intended to quickly and economically respond to the dynamic needs of both players and retailers.

Spare Parts

In addition to sales of terminals and central system software and hardware systems, we also realize ongoing revenue from the sale of spare parts for use in the repairs and maintenance of the terminal population.

Software and Technical Support Agreements

We offer software maintenance agreements which feature:

•	telephone hotline, onsite and e-mail support;
•	standard upgrades and patches; and
•	primary technical support for third party software products purchased through ILTS.

Additionally, we offer software modifications and enhancements to satisfy specific customer requirements.

Voting Systems

In recent years, Unisyn has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software (“EMS”) that provides precinct tabulation, ballot review and audio voting capability.  In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), our company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the Election Assistance Commission (“EAC”) for its OpenElect® digital optical scan election system - a digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction's procurement process, we provide the OpenElect® products’ source code for independent review.

Our OpenElect® voting systems consist of the following components:

•
OpenElect® Central Suite is a Linux-based suite of software applications including the Ballot Layout Manager, Election Manager, Election Server, Tabulator Client, Tabulator and Tabulator Reports.  The applications work together to define and configure an election supporting traditional methods of vote tabulation and including ranked choice voting tabulation;

•
OpenElect® Voting Optical Scan is a comprehensive and secure paper-based digital optical scan voting system that both validates and tabulates ballots at each precinct or vote center, providing integrity, confidence and high levels of physical and software security;

•
OpenElect® Voting Interface is a multi-faceted and robust voting device which has features to accommodate voters with disabilities and facilitate precinct voting, early voting and vote center voting, along with other non-geographical use.  This device meets or exceeds all the requirements of the Help America Vote Act (“HAVA”); and

•
OpenElect® Voting Central Scan is a high-speed digital scan voting unit designed to tabulate election day, early vote, vote center, absentee, provisional and recounted ballots at a jurisdiction’s central operation center.

The OpenElect® voting systems offer the following features:

•	High level of security and vote encryption to ensure integrity and voter privacy;
•	Electronic and paper audit trails that offer added security and redundancy for recounts;
•	Reduce the cost of ballot printing while offering operational efficiencies;
•	Minimal training required for poll workers to set-up and operate; and
•	Minimal voter re-education required.

Election Management Software

The EMS, consisting of the Ballot Data Generator and the Vote Tabulator software applications that work together to perform the following functions:

•	Define and configure an election;
•	Program the InkaVote Plus PBCs and the OpenElect products;
•	Provide camera ready encrypted ballot pages in PDF format;
•	Compile and tabulate vote results; and
•	Generate required reports.

The EMS is intended to provide complete control of the election process from ballot layout to report generation.  It utilizes streamlined menus and prompts to provide maximum flexibility and customization while guiding the user through each step in the process.  The system supports numerous languages in both standard and audible ballots.  The EMS creates the election specific database from information that can be imported manually and/or from an XML file.  The system easily integrates with other systems in use by the customer.

Product Markets

Our revenue from the sale of lottery and horse racing systems is almost exclusively derived from contracts with international customers.

Revenue for software support and onsite technical support services is derived from providing the services to customers in the voting segment and related parties in the gaming segment.  We also derive revenue from selling our products and services directly to county election jurisdictions and distributors.

Competitive Business Conditions

Lottery and Pari-Mutuel Segment

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

Our principal competitors in the market are as follows:

• GTech Corporation, a subsidiary of Lottomatica, SpA (an Italian company); • Scientific Games Corporation (a U.S. company); • IntraLot, S.A. (a Greek company);
• Wincor-Nixdorf (a German company);
• KEBA, AG (an Austrian company);
• Morpho (a French company); and
• Olivetti Tecnost (an Italian company).

Voting Segment

The market for our OpenElect® voting systems is highly competitive and saturated.  However, the early 2005 EAC certification has given us the advantage of securing various state certifications which our competitors have yet to achieve.  We were the first manufacturer to receive the 2005 EAC certification for a digital based optical scan system.  Our enhanced security system has the ability to be modified easily for additional features to the current system.  This sets our products apart from the older and less flexible products of our competitors.  Our competitors are more established and have solid user bases in the market.  Although we are operating in a highly competitive environment, we believe we are well positioned to capture a fair share of the sales of optical scan voting systems.

Our principal competitors in the market are as follows:

• Election Systems & Software, Inc.;
• Dominion Voting Systems Corporation; and
• Hart InterCivic.

Manufacturing Processes

We assemble terminals, voting systems, repair modules, and supply spare parts from our domestic facility located in Vista, California.  During recent years, the design of certain high-production units has been streamlined.  This cost saving measure allows us to easily outsource the assembly of these units to local manufacturers based on production volume, while maintaining control over the materials and quality.

Materials and Suppliers

For terminal and voting system components, including spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier.  Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability.  For the year ended April 30, 2012, two vendors accounted for approximately 37% of the Company’s lottery and voting product purchases (or 26% and 11% individually).  For the year ended April 30, 2011, three vendors accounted for approximately 67% of the Company’s lottery component purchases (or 25%, 24% and 18% individually).

Dependence upon a Few Customers

Our business to date has been dependent on major contracts from a specific pool of lottery operators and limited customer base in the voting segment.  Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.

Years Ended
	April 30, 2012	April 30, 2011
Revenue:
From unrelated customers	One customer from the voting segment accounted for 32% of total revenue.	Two customers from the gaiming segment accounted for more than 26% of total revenue or 15% and 11% individually.

From related customers	Two customers from the gaming segment accounted for 49% of total revenue or 32% and 17% individually.	Two customers from the gaming segment accounted for 56% of total revenue or 40% and 16% individually.

Patents, Trademarks and Licenses

We have three U.S. patents issued on our products.  Although our intellectual property rights are important to our business, we believe our technical expertise, trade secrets and the creative skills of our personnel are more important to our company’s success.  We typically require customers, employees, licensees, subcontractors, strategic partners, and joint venture partners who have access to proprietary information concerning our products to sign nondisclosure agreements.  We rely on such agreements, other security measures, and trade-secret law to protect our proprietary information.

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

Research and Development

We continue to examine new and emerging technologies based upon current industry developments with the intention to increase our customers’ market share, to stay competitive in our market and to explore new markets where our core competencies can be applied.  For example, we have in the past invested resources to expand specific applications to run on the Linux operating system.  These Linux based applications are targeted at products used in both wagering and voting markets.

We dedicate our efforts to applying cutting-edge technology and developing innovative and secure voting solutions.

For the year ended April 30, 2012, we incurred $31,000, which consists primarily of labor costs for the development of new product in the lottery segment.  None of the R&D expenses were borne by our customers.  There were no R&D expenses incurred for the year ended April 30, 2011.

Environment Effects

There are no significant capital expenditures required to comply with laws relating to the protection of the environment.

Employees

As of April 30, 2012, we had 36 employees employed on a full-time equivalent basis.  We have no employees that are members of labor unions.  We believe our relationship with our employees is satisfactory.

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

Successful execution of these initiatives depends on a number of factors including:

•	The ability to attract and retain sufficient number of key technical employees and senior management personnel;
•	Retaining customers by providing the necessary levels of support and service our products require;
•	Our ability to develop and introduce new products or programs because of the inherent risks and uncertainties associated with product development, particularly in response to government regulations;
•	The identification and introduction of the proper mix or integration of products that will be embraced by the marketplace;
•	Our business may be subject to changes in laws, regulations and certification requirements with respect to our voting products;
•	Due to the political nature of our voting business, there is a risk that election jurisdictions may decertify our voting products that had previously been certified; and
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

We are dependent on a few customers, which include customers which are related parties to the Company.
Our business to date has been dependent on major contracts from a few different customers.  During the fiscal year ended April 30, 2012, only three customers accounted for 81% of our total revenue.  Additionally, during the fiscal year ended April 30, 2012, two customers that accounted for 49% of our total revenue are related parties to our company.  The loss of one or more of these customers or failure to replace completed contracts with new contracts from existing customers would have a material adverse effect on our business.

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
In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period.  Hence, comparative results between periods may not be indicative of trends in revenue.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2013.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

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

Insurance
We maintain third party insurance coverage against various liability risks and risks of property loss.  While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements.

The requirements of complying with Section 404 of the Sarbanes-Oxley Act of 2002 may strain our resources and distract management.
Our company is not an accelerated filer as defined under the relevant SEC regulations; thus, we are only required to maintain and periodically certify that we have effective disclosure controls and procedures and internal control over financial reporting.

In order to continuously maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act, significant resources and management oversight may be required as we may need to devote additional time and personnel to legal, financial and accounting activities to ensure ongoing compliance.  The costs associated therewith could be significant.  In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations.

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
Our cash and cash equivalents consist of highly liquid investments and certificates of deposits with original maturities of three months or less at the time of purchase.  However, our investments in money market funds are not insured. In addition, our cash balances in financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $250,000.  We also reduce our exposure to credit risk by maintaining all of our cash balances with highly rated financial institutions.  While we strive to monitor our cash and cash equivalent balances regularly, these balances could be impacted if the financial institution in which we deposit fails or is subject to other adverse conditions in the financial or credit markets.  To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

Volatility of stock price
Our common stock is currently quoted on the OTC Bulletin Board.  Stocks quoted on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.  Our stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions, and estimates and projections by the investment community.

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

We have never paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.
We have not paid cash dividends on our common stock to date.  We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarter facilities in Vista, California consist of approximately 18,514 square feet of leased office, warehouse and manufacturing space. In April 2012, we executed an amendment agreement to extend the lease for the facility in Vista, California to November 2015.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol ITSI on the Over-the-Counter Bulletin Board. As of April 30, 2012, there were 12,962,999 common shares outstanding and approximately 925 shareholders of record. As of April 30, 2012, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management and directors owned approximately 1% of the outstanding shares.

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

The following table sets forth the quarterly high and low closing sale prices per share of our company’s common stock for fiscal years 2012 and 2011:

	Market Price of ILTS Common Stock
	High	Low
Fiscal Year Ended April 30, 2012
First Quarter	$0.34	$0.18
Second Quarter	0.29	0.17
Third Quarter	0.70	0.20
Fourth Quarter	0.65	0.31

Fiscal Year Ended April 30, 2011
First Quarter	$0.29	$0.13
Second Quarter	0.30	0.15
Third Quarter	0.30	0.18
Fourth Quarter	0.37	0.18

Dividends

Our company paid no dividends during the last two fiscal years.  We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Presently our company does not maintain any stock option plan.

Sales of Unregistered Securities

Our company had no sales of unregistered securities during the past two fiscal years.

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

Revenue Recognition

Our revenues are derived primarily from the sales of complete wagering systems, lottery terminals, the OpenElect® and PBC voting systems, other software and software support services.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.  Product is considered delivered to the customer once it has been shipped and the title and risk of loss have been transferred.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

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

For sales of hardware products, we provide various hardware components containing software essential to the hardware product’s functionality, and other components depending on the customers’ needs.  We allocate revenue to these deliverables using the relative selling price method.  Because we have not established VSOE or TPE for the hardware, revenue is allocated based on ESPs.  Determining ESPs requires management’s judgment.  Revenue is recognized upon shipment of the hardware and the related essential software, provided the other conditions for revenue recognition have been met.  We also provide software support and product support services on a standalone basis from the sales of the hardware.  Amounts allocated to software support and product support services are based on VSOE using hourly or daily billing rates.  Revenue is deferred until the services are performed.  For annual software licenses, we use VSOE.  Amounts allocated to annual software licenses are deferred and recognized on a straight-line basis over the service period, which is typically one year.

We consider multiple factors depending on the unique facts and circumstances related to each deliverable when determining ESPs for deliverables without VSOE or TPE.  Key factors considered by the management in developing the ESPs for the hardware include the costs of manufacture and what a customer would reasonably pay based on the features being offered, trends in the market place, size of the territory, and competitive prices.  If the facts and circumstances underlying the factors change, including the estimated or actual costs incurred to provide the hardware with the essential software, or should future facts and circumstances lead the management to consider additional factors, our ESP for the hardware with essential software related to future sales could change.

Revenue Recognition for Percentage-of-Completion Method

For our complete wagering and lottery systems, we recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

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

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $687,000 and $615,000 as of April 30, 2012 and 2011, respectively, represent prepayments for products and services related to the use of the OpenElect® and PBC voting systems, lottery terminals and other software and technical support services.  Deferred cost of revenues of approximately $6,000 and $113,000 as of April 30, 2012 and 2011, respectively, consist of the direct costs associated with the software support and manufacture of voting systems.  We will recognize the revenues and related cost of revenues upon fulfillment of the prescribed criteria for revenue recognition.

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

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings.  Accordingly, these differences are recorded as an asset or liability on the balance sheet.  As our revenue recognized on these long-term contracts includes management’s estimates of total anticipated costs, the amounts in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts also include these estimates.

Inventory Valuation

We periodically review the inventory quantities on hand and record a provision for excess and obsolete inventories based on the following factors:

•	Terminal models still currently in the field;
•	The average life of the models;
•	The requirement for replacement parts on older models; and
•	The future sales projections.

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our net deferred tax assets.  We consider several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences will reverse.  Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred tax assets by an equivalent valuation allowance as of April 30, 2012 and 2011.

Results of Operations

Revenue Analysis
	Years Ended
(Amounts in thousands)	April 30,
Revenues	2012	2011	Change
Products:
Contracts	$9,313	$3,750	$5,563
Spares	1,011	1,147	(136)
Licensing	412	-	412
Total Products	10,736	4,897	5,839
Services:
Software Support	787	732	55
Product Servicing and Support	561	257	304
Total Services	1,348	989	359
	$12,084	$5,886	$6,198

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

Contract revenue for the year ended April 30, 2012 was $9.3 million, compared to $3.8 million for fiscal 2011.  The substantial increase is primarily due to the increased contract activities in the voting segment and the higher turnkey lottery system sales, compared to those in fiscal 2011.

Spares revenue for the year ended April 30, 2012 was $1 million, compared to $1.1 million for fiscal 2011, reflecting slightly lower customer demand for spare parts in fiscal 2012.  We derived spares revenue from various customers on the shipment of spares orders during the years ended April 30, 2012 and 2011.  Customer demand for spare parts fluctuates from period to period and may not be indicative of trends in spares revenue.

Licensing revenue for the year ended April 30, 2012 was $412,000.  We derived licensing revenue from the executed voting and lottery contracts.  There was no licensing revenue generated for fiscal 2011.

Software support revenue for fiscal 2012 increased modestly by $55,000 compared to that of fiscal 2011.  We attribute the slight increase in 2012 primarily due to the higher software support fees with related customers.

Product servicing and support revenue for fiscal 2012 increased $304,000 compared to that of fiscal 2011.  The increase in 2012 is primarily due to higher demand for support services from an unrelated customer in the lottery segment and higher demand for onsite support services by voting customers, partially offset by lower demand of onsite support services from a related customer.

Related party revenue of approximately $6.1 million accounted for 51% of total revenue in the year ended April 30, 2012, compared to $3.7 million or 63% of total revenue in fiscal 2011.

Cost of Sales and Gross Profit Analysis
	Years Ended
	April 30,		April 30,
(Amounts in thousands)	2012		2011
Revenues:
Products	$10,736	89%	$4,897	83%
Services	1,348	11%	989	17%
Total revenues	$12,084	100%	$5,886	100%

Cost of sales:
Products	$7,792	65%	$4,348	74%
Services	511	4%	159	3%
Total costs of sales	$8,303	69%	$4,507	77%

Gross profit:
Products	$2,944	24%	$549	9%
Services	837	7%	830	14%
Total gross profit	$3,781	31%	$1,379	23%

Individual contracts are generally significant in value and are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between periods may not be indicative of trends in gross profit margin.

The overall gross profit margin was 31% for fiscal 2012, compared to 23% for fiscal 2011.  The increase in gross profit margin was largely driven by favorable profit margins achieved on certain lottery contracts and the licensing revenue having substantially lower cost of sales, partially offset by the higher unabsorbed overhead costs reflecting limited product development contract activities.  In addition, cost of sales for the year ended April 30, 2012 reflects an impairment charge of approximately $334,000 associated with the kit inventory.  Previously, we have reported approximately $1.9 million in kit inventory related to previous orders from an unrelated international customer, which we will not ship to the customer until we receive substantially all of the payments due and the required deposits are made.  Based on our assessment of the marketing opportunities and the uncertainty relating to customer’s financial ability to purchase additional kit inventory, we recorded an impairment charge of approximately $1.1 million during the quarter ended April 30, 2008.  A portion of this inventory was sold prior to fiscal 2011.  As part of management’s periodic review and assessment of the marketability of this inventory and our current marketing efforts with active prospects, we recorded impairment charges of approximately $334,000 and $340,000 during the years ended April 30, 2012 and 2011, respectively, for the remaining balance of the kit inventory.

Other Operating Expenses Analysis
	Years Ended
	April 30, 2012		April 30, 2011
(Amounts in thousands)		% of Revenue		% of Revenue
Research and Development	$31	-%	$-	-%
Selling, General and Administrative	2,498	21%	2,357	40%
Other Operating Expenses	$2,529	21%	$2,357	40%

Research and Development Expenses (“R&D”)

For the year ended April 30, 2012, R&D expense was approximately $31,000. R&D expense consists primarily of labor costs for the development of new product in the gaming segment.  We did not incur any R&D expenses for the fiscal 2011.  While we continue to enhance our products, we anticipate R&D expenses will be minimal in the coming fiscal year as we dedicate our efforts to the marketing and sale of the new voting systems.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the year ended April 30, 2012 increased modestly by $141,000 compared to those of the prior fiscal 2011, reflecting additional expenses associated with increase in the marketing and proposal efforts.  We anticipate SG&A expenses will increase moderately in fiscal 2013 as we continue to increase our sales and marketing efforts.

Other Income (Expense)

Other income in the years ended April 30, 2012 and 2011 consisting primarily of interest and dividend income remained relatively insignificant.  We derived interest and dividend income from certificates of deposit and cash and cash equivalent balances during the years ended April 30, 2012 and 2011.

Liquidity and Capital Resources

Liquidity

Our net working capital at April 30, 2012 was $4.8 million.

Contract backlog at April 30, 2012 was $4 million. Of this amount, approximately $3.7 million is attributable to lottery product orders from related customers.  The remaining contract backlog amount of approximately $340,000 is related to voting contracts with unrelated customers.

Additional sources of cash through April 2013 are expected to be derived from spares revenue, software support and election support service revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2013, there can be no assurance we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2013.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Years Ended
	April 30, 2012	April 30, 2011	(Decrease)
(Amounts in thousands)
Cash flow comparative:
Operating activities	$(1,156)	$422	$(1,578)
Investing activities	58	1,096	(1,038)
Net increase (decrease) in cash and cash equivalents	$(1,098)	$1,518	$(2,616)

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

Operating Activities

Net cash used in operating activities was approximately $1.1 million in fiscal 2012, compared to net cash provided by operating activities of $422,000 in fiscal 2011.  The primary factors contributing to the change in the reported cash flow amounts reflects higher inventory purchases to fulfill customer orders, and the timing of contract delivery and related invoicing which impacted the accounts receivable.  These were partially offset by net income of approximately $1.2 million and an increase in accounts payable for inventory related purchases.

Investing and Financing Activities

Net cash provided by investing activities was $58,000 in fiscal 2012, compared to $1.1 million in fiscal 2011.  During fiscal 2011, the redemption of certificates of deposits exceeded the purchase of certificates of deposit compared to fiscal 2012.

Capital expenditures amounted to $191,000 in fiscal 2012, compared to $157,000 in fiscal 2011.  Expenditures in fiscal 2012 were primarily related to computers and manufacturing equipment. Capital expenditures in fiscal 2011consist of equipment intended for marketing purposes in the voting segment.

There were no financing activities for the years ended April 30, 2012 and 2011.

Capital Resources

As of April 30, 2012, we did not have outstanding credit facilities.

Foreign Currency Fluctuation

Our reporting currency is the U.S. dollar.  Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies.  Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on our revenue and expense.  Such effect may be material in any individual reporting period.  No material foreign currency transactions occurred during the years ended April 30, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") had issued certain other accounting pronouncements as of April 30, 2012 that will become effective in subsequent periods; however, we do not believe any of those pronouncements are relevant to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during fiscal 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K
(Page)

Report of Independent Registered Public Accounting Firm	20

Consolidated Financial Statements:

Balance Sheets as of April 30, 2012 and 2011	21

Statements of Operations for the years ended April 30, 2012 and 2011	22

Statements of Shareholders’ Equity for the years ended April 30, 2012 and 2011	23

Statements of Cash Flows for the years ended April 30, 2012 and 2011	24

Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiary as of April 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiary as of April 30, 2012 and 2011, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

San Diego, California
July 6, 2012

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	April 30, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,783	$3,881
Certificates of deposit	250	499
Accounts receivable, net of allowance for doubtful accounts of $75	789	203
Costs and estimated earnings in excess of billings on uncompleted contracts	726	32
Deferred cost of revenue	6	113
Inventories	2,659	436
Other current assets	238	132
Total current assets	7,451	5,296
Equipment, furniture and fixtures, net	482	432
Other noncurrent assets	49	65
Total assets	$7,982	$5,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,070	$152
Billings in excess of costs and estimated earnings on uncompleted contracts	-	231
Accrued payroll and related taxes	388	326
Warranty reserves	169	31
Payable to Parent	252	251
Other current liabilities	63	67
Deferred revenues	687	615
Total current liabilities	2,629	1,673
Long-term liabilities	12	12
Total liabilities	2,641	1,685
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(51,029)	(52,262)
Total shareholders' equity	5,341	4,108
Total liabilities and shareholders' equity	$7,982	$5,793

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
	Years Ended
	April 30,
	2012	2011
Revenues:
Sales of products	$10,736	$4,897
Services	1,348	989
	12,084	5,886
Cost of sales:
Cost of product sales	7,792	4,348
Cost of services	511	159
	8,303	4,507
Gross profit	3,781	1,379

Research and development expenses	31	-
Selling, general and administrative expenses	2,498	2,357
Income (loss) from operations	1,252	(978)

Other income:
Interest and dividend income	2	5
Other	4	12
Income (loss) before provision for (benefit of) income taxes	1,258	(961)
Provision for (benefit of) income taxes	25	(10)
Net income (loss)	$1,233	$(951)
Net income (loss) per share:
Basic	$0.10	$(0.07)
Weighted average shares used in computation of net income (loss) per share:
Basic	12,963	12,963

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at April 30, 2010	12,963	$56,370	$(51,311)	$5,059
Net loss			(951)	(951)
Balance at April 30, 2011	12,963	56,370	(52,262)	4,108
Net income			1,233	1,233
Balance at April 30, 2012	12,963	$56,370	$(51,029)	$5,341

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	April 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,233	$(951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	141	119
Inventory obsolescence reserve	334	340
Warranty reserve expense	159	37
Impairment charge for patent write-off	16	12
Changes in operating assets and liabilities:
Accounts receivable	(586)	297
Costs and estimated earnings in excess of billings on uncompleted contracts	(694)	772
Deferred cost of revenue	107	(113)
Inventories	(2,557)	266
Other current assets	(106)	92
Accounts payable	918	(470)
Billings in excess of costs and estimated earnings on uncompleted contracts	(231)	(209)
Accrued payroll and related taxes	62	(23)
Warranty reserves	(21)	(48)
Payable to Parent	1	1
Other liabilities	(4)	29
Deferred revenue	72	271
Net cash provided by (used in) operating activities	(1,156)	422

Cash flows from investing activities:
Purchases of certificates of deposit	(500)	(997)
Proceeds from redemption of certificates of deposit	749	2,243
Additions to equipment, furniture and fixtures	(191)	(157)
Additions to intangible assets	-	(7)
Proceeds from sale of equipment	-	14
Net cash provided by investing activities	58	1,096

Net increase (decrease) in cash and cash equivalents	(1,098)	1,518
Cash and cash equivalents at beginning of year	3,881	2,363
Cash and cash equivalents at end of year	$2,783	$3,881

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

The Company, through its wholly-owned subsidiary Unisyn Voting Solutions, Inc. (“Unisyn”), has devoted significant resources to developing federally certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the InkaVote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commission (“EAC”) for its OpenElect® digital optical scan election system – a digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction’s procurement process, the Company will provide the OpenElect® products’ source code for independent review.

These efforts leverage the Company’s extensive experience to develop highly secure, mission-critical solutions that meet the NASED 2002 VSS and the EAC 2005 VVSG standards.  In addition, the Company’s voting systems offer the following features:

•	High level of security and vote encryption to ensure integrity and voter privacy;
•	Electronic and paper audit trails that offer added security and redundancy for recounts;
•	Reduce the cost of ballot printing while offering operational efficiencies;
•	Minimal training required for poll workers to set-up and operate; and
•	Minimal voter re-education required.

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

Revenue Recognition

The Company derives its revenues primarily from the sales of complete wagering systems, lottery terminals, the OpenElect® and PBC voting systems, other software and software support services.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.  Product is considered delivered to the customer once it has been shipped and the title and risk of loss have been transferred.  Service revenues are recognized as the services are rendered, and the related costs of services are recognized on a time and materials basis.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices.  In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately and VSOE is the price actually charged for that deliverable.  TPE is determined based on competitor prices for similar deliverables when sold separately.  ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a standalone basis.

For sales of hardware products, the Company provides various hardware components containing software essential to the hardware product’s functionality, and other components depending on the customers’ needs.  The Company allocates revenue to these deliverables using the relative selling price method.  Because the Company has not established VSOE or TPE for the hardware, revenue is allocated based on ESPs.  Revenue is recognized upon shipment of the hardware and the related essential software, provided the other conditions for revenue recognition have been met.  The Company also provides software support and product support services on a standalone basis from the sales of the hardware.  Amounts allocated to software support and product support services are based on VSOE using hourly or daily billing rates.  Revenue is deferred until the services are performed.  For annual software licenses, the Company uses VSOE.  Amounts allocated to annual software licenses are deferred and recognized on a straight-line basis over the service period, which is typically one year.

The Company considers multiple factors depending on the unique facts and circumstances related to each deliverable when determining ESPs for deliverables without VSOE or TPE.  Key factors considered by the Company in developing the ESPs for the hardware include the costs of manufacture and what a customer would reasonably pay based on the features being offered, trends in the market place, size of the territory, and competitive prices.  If the facts and circumstances underlying the factors change, including the estimated or actual costs incurred to provide the hardware with the essential software, or should future facts and circumstances lead the management to consider additional factors, the Company’s ESP for the hardware with essential software related to future sales could change.

Revenue Recognition for Percentage-of-Completion Method

For the complete wagering and lottery systems, the Company recognizes revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

1.	Contract performance extends over long periods of time;
2.	The software portion involves significant production, modification or customization;
3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues and contract costs; and
4.	Each element is essential to the functionality of the other elements of the contracts.

Under the percentage-of-completion method, sales and estimated gross profits are recognized as work progresses.  Progress toward completion is measured by the ratio of costs incurred to total estimated costs.  Revenue and gross profit may be adjusted prospectively for revisions in the estimated total contract costs.  If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in the period in which it becomes evident.  The total estimated loss includes all costs allocable to the specific contract.

In addition to the software portion of a complete system, the Company develops software for its customers in accordance with the specifications stipulated in a software supply contract.  Generally, these contracts are related to additional features or modules to be added to the application software that the Company has previously developed for its customers.  Each software contract is reviewed individually to determine the appropriate basis of recognizing revenue.

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $687,000 and $615,000 as of April 30, 2012 and 2011, respectively, represent prepayments for products and services related to the use of the OpenElect® and PBC voting systems, lottery terminals and other software and technical support services.  Deferred cost of revenues of approximately $6,000 and $113,000 as of April 30, 2012 and 2011, respectively, consist of direct costs associated with the software support and manufacture of voting systems.  The Company will recognize the revenues and related cost of revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Allowance for Doubtful Accounts

The Company determines its allowance for doubtful accounts by considering a number of factors:

1.	Length of time trade accounts receivable are past due;
2.	The Company’s previous loss history;
3.	The customer’s current ability to pay its obligations;
4.	Known specific issues or disputes which exist as of the balance sheet date; and
5.	The condition of the general economy and the industry as a whole.

Based on its evaluation, the Company determined that no additional allowance was required as of April 30, 2012.  The Company maintained an allowance for doubtful accounts of $75,000 as of April 30, 2012 and 2011.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the fiscal years ended April 30, 2012 and 2011 is as follows:

(Amounts in thousands)
Balance at April 30, 2010	$42
Additional reserves	37
Charges incurred	(48)
Balance at April 30, 2011	31
Additional reserves	159
Charges incurred	(21)
Balance at April 30, 2012	$169

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

1.
Contracts - Contract warranties are specific to the individual contracts. Estimated reserves for warranty obligations are accrued as revenue is recognized. Hardware and software components may be warranted separately:

a.	Hardware – The warranty phase for terminals or terminal kits commences upon shipment and can extend from six months to twelve months depending on the specific contract terms.
b.	Software – The warranty phase typically represents a six to twelve-month period of time after delivery, as defined by the specific contract terms.
2.	Spares – Terminal replacement parts are warranted to be free from defects for 90 days from the date of shipment. Based on historical experience, warranty costs for spares have been immaterial.
3.	Other – Specific provisions have been made to cover a small number of particular replacement parts for specific customers.

Income Taxes and Valuation Allowance

The Company recognizes tax benefits associated with uncertain tax positions when, in management’s assessment, it is more likely than not that the positions will be sustained upon examination by a taxing authority.  For tax positions that meet the more likely than not recognition threshold, the Company measures the tax benefits as the largest amount that the Company evaluates to have a greater than 50% likelihood of being realized upon ultimate settlement.  The Company reviewed its tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for income taxes required.

The Company accounts for income taxes pursuant to the asset and liability method.  This requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2012 and 2011 as it is deemed that the recovery of the deferred tax assets is less than probable.

Foreign Currency Fluctuation

The Company’s reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars.  Occasionally, sales have been effected in foreign currencies.  Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense.  Such effect may be material in any individual reporting period.  No material foreign currency transactions occurred during the years ended April 30, 2012 and 2011.

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. Inventories consisted of the following:
	April 30,	April 30,
	2012	2011
(Amounts in thousands)
Raw materials and subassemblies	$1,775	$436
Work-in-process	63	-
Finished goods	821	-
	$2,659	$436

Previously, the Company has reported approximately $1.9 million in kit inventory related to previous orders from an unrelated international customer, which the Company will not ship to the customer until it receives substantially all of the payments due and the required deposits are made.  Based on the Company’s assessment of the marketing opportunities and the uncertainty relating to customer’s financial ability to purchase additional kit inventory, the Company recorded an impairment charge of approximately $1.1 million during the quarter ended April 30, 2008.  A portion of this inventory was sold prior to fiscal 2011.  As part of management’s periodic review and assessment of the marketability of this inventory and the Company’s current marketing efforts with active prospects, the Company recorded impairment charges of approximately $334,000 and $340,000 during the years ended April 30, 2012 and 2011, respectively, for the remaining balance of the kit inventory.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which approximate three to seven years.  Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term.  The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets.  At April 30, 2012 and 2011, and during the years ended April 30, 2012 and 2011, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following:
	April 30,	April 30,
	2012	2011
(Amounts in thousands)
Plant and machinery	$724	$674
Computer equipment	1,482	1,308
Leasehold improvement	190	183
Furniture, fixtures and equipment	91	91
Construction in progress	-	50
	2,487	2,306
Accumulated depreciation	(2,005)	(1,874)
Net equipment, furniture and fixtures	$482	$432

Research and Development Costs

Research and development costs are expensed as incurred. Substantially, all research and development expenses are related to new product development and designing significant improvements.

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the periods.

There were no outstanding options or other dilutive securities at April 30, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the purchase date to be cash equivalents.

2. BUSINESS SEGMENTS, GEOGRAPHIC REVENUES, MAJOR CUSTOMERS AND MAJOR VENDORS

Segment Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management in deciding how to allocate resources and in assessing performance.  The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs, manufactures and manages computerized wagering systems and terminals for the lottery and pari-mutuel racing industries worldwide.  Presently the voting segment generates revenues from the sales of voting systems and hardware, software licensing, product servicing and software support services.

The Company’s segment information is presented below (in thousands):
	As of and for the Year Ended April 30, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$7,052	$5,032	$12,084
Income from operations	973	279	1,252
Depreciation and amortization	89	52	141
Accounts receivable, net	191	598	789
Equipment, furniture and fixtures, net	153	329	482
Inventories	537	2,122	2,659
Warranty reserves	113	56	169
Deferred revenues	277	410	687

	As of and for the Year Ended April 30, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$5,426	$460	$5,886
Income (loss) from operations	167	(1,145)	(978)
Depreciation and amortization	90	29	119
Accounts receivable, net	173	30	203
Equipment, furniture and fixtures, net	99	333	432
Inventories	396	40	436
Warranty reserves	31	-	31
Deferred revenues	20	595	615

Geographic Revenues

Revenues by geographic area are as follows (in thousands):
	Years Ended
	April 30,
Customer Location	2012	2011

Asia	$6,117	$3,691
North America	5,320	1,531
Europe	647	664
	$12,084	$5,886

 As of April 30, 2012 and 2011, all of the Company's assets were held in the United States.  During the fiscal years ended April 30, 2012 and 2011, a significant portion of the Company’s revenues was derived from exports from the United States to foreign countries.

Major Customers

Years Ended
	April 30, 2012	April 30, 2011
Revenue:
From unrelated customers	One customer from the voting segment accounted for 32% of total revenue.	Two customers from the gaming segment accounted for more than 26% of total revenue or 15% and 11% individually.

From related customers	Two customers from the gaming segment accounted for 49% of total revenue or 32% and 17% individually.	Two customers from the gaming segment accounted for 56% of total revenue or 40% and 16% individually.

Major Vendors

For the year ended April 30, 2012, two vendors accounted for approximately 37%, or 26% and 11% individually, of the Company’s product purchases.  For the year ended April 30, 2011, three vendors accounted for approximately 67%, or 25%, 24% and 18% individually, of the Company’s purchases.

3. CREDIT RISK

Of the cash and cash equivalents amount of $2.8 million at April 30, 2012, approximately $2.1 million represents highly liquid money market funds which are not Federal Deposit Insurance Corporation (“FDIC”) insured.  The Company maintains its other cash balances primarily in two financial institutions.  The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. INCOME TAXES

The following is a reconciliation of the expected income tax provision or benefit at the statutory federal income tax rate to the actual provision or benefit:
	Years Ended April 30,
	2012	2011
(Amounts in thousands)
Expected federal income tax provision (benefit)	$428	$(326)
State taxes, net of federal benefit	2	(54)
Permanent differences	10	12
Change in valuation allowance	(6,218)	(5,264)
Research and development credits	-	22
Net operating loss carryover expiration	5,804	5,615
Refundable alternative minimum tax credits	-	(10)
Other	(1)	(5)
	$25	$(10)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes.  As of April 30, 2012 and 2011, the Company had net deferred tax assets of $8.6 million and $14.9 million, respectively, primarily attributable to its net operating loss carryforwards as further described below.  The Company has provided a valuation allowance against the entire balance of its net deferred tax assets at April 30, 2012 and 2011 due to the uncertainty regarding realization.  The $6.3 million decrease in the deferred tax assets in 2012 was due primarily to the effects of the expiration of federal net operating loss carryforwards.

Significant components of the Company’s deferred tax assets are as follows:

(Amounts in thousands)	April 30, 2012	April 30, 2011
Deferred tax assets:
Net operating loss, general business credit and AMT carryforwards	$7,054	$13,466
Deferred revenue	84	84
Reserves and accruals	1,445	1,269
Other	-	42
	8,583	14,861
Deferred tax liabilities:
Other	(24)	-
Net deferred tax assets before valuation allowance	8,559	14,861
Valuation allowance	(8,559)	(14,861)
Net deferred taxes	$-	$-

As of April 30, 2012, the Company has approximately $18.8 million in Federal net operating loss carryforwards that will expire from 2012 through 2031, unless previously utilized.  Additionally, as of April 30, 2012, the Company has approximately $2.4 million in California net operating loss carryforwards that will expire from 2031 through 2033, unless previously utilized.  In addition, as of April 30, 2012, the Company has approximately $284,000 in Federal research and development credit carryforwards that begin to expire in 2020, and $172,000 of California research and development credit carryforwards that can be carried forward indefinitely.  The Company also has approximately $132,000 in Federal alternative minimum tax credits that can be carried forward indefinitely.

Pursuant to the Tax Reform Act of 1986, Internal Revenue Code Section 382, utilization of the Company’s Federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

The Company and its subsidiaries are subject to Federal income tax as well as income tax of state jurisdictions.  With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to April 30, 2008.  However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards.  The Company is not currently under examination by the IRS or state taxing authorities.

The Company recognizes interest and penalties as a component of income tax expense.  There were no interest and penalties for the years ended April 30, 2012 and 2011.

5. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2012 and 2011, revenues from all related party agreements for sales of products and services totaled approximately $6.1 million (51% of total revenue) and $3.7 million (63% of total revenue), respectively.  Included in accounts receivable at April 30, 2012 and 2011 was $189,000 and $145,000, respectively, from these customers.  Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2012 and 2011 are presented below.

Berjaya Lottery Management (H.K.) Ltd. (“BLM”)

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2012.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory results in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the years ended April 30, 2012 and 2011;
•	There were no accounts receivable balances from BLM at April 30, 2012 and 2011; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $252,000 and $251,000 as of April 30, 2012 and 2011, respectively.

Philippine Gaming Management Corporation

During fiscal 2012, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, orders valued at approximately $3.2 million for lottery products.  Shipments of these products were completed and the related revenue was recognized accordingly.

On December 20, 2011, the Company received from PGMC, an additional order valued at approximately $1.1 million for lottery products.  Shipments of these products are expected to begin and be completed in the first quarter of fiscal 2013.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products and support services totaled approximately $3.8 million during the year ended April 30, 2012.  For the year ended April 30, 2011, revenue recognized on the sale of lottery products and software support services totaled approximately $2.3 million;

•
There was no billings in excess of costs and estimated earnings balance as of April 30, 2012.  Net cost and estimated earnings in excess of billings relating to support services totaled approximately $32,000 as of April 30, 2011;

•
There was a deferred revenue balance of approximately $264,000 as of April 30, 2012 in connection with the lottery product order dated December 20, 2011 mentioned above.  There was no deferred revenue balance as of April 30, 2011; and

•	Accounts receivable totaled $189,000 as of April 30, 2012, compared to $47,000 as of April 30, 2011.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

On December 21, 2011, the Company signed a contract with STM for a complete DataTrakII lottery system valued at approximately $4.3 million.  The contract is scheduled to be completed by the fourth quarter of fiscal 2013.

The financial activities and balances related to transactions with STM were as follows:

•
Revenue recognized on the performance of contract deliverables and sale of support services totaled approximately $2 million during the year ended April 30, 2012.  Revenue of $326,000 was recognized on the sale of support services and lottery products during the year ended April 30, 2011;

•
Net cost and estimated earnings in excess of billings relating to the abovementioned contract dated December 21, 2011 totaled approximately $726,000 as of April 30, 2012.  There was no net billings in excess of costs and estimated earnings balance as of April 30, 2011;

•	There were deferred revenues of $9,000 on software support services as of both April 30, 2012 and 2011; and
•	There was no accounts receivable balance from STM as of April 30, 2012, compared to $16,000 as of April 30, 2011.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery and software products, support services and spare parts.

On December 16, 2009, the Company signed a contract with Natural Avenue for a complete DataTrak lottery system valued at approximately $3.6 million.  The contract was completed in the fourth quarter of fiscal 2012, and the related revenue was recognized.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
During the year ended April 30, 2012, revenue of $243,000 was recognized on the performance of contract deliverables and sale of support services.  Revenue of $969,000 was recognized on the performance of contract deliverables and sale of support services during the year ended April 30, 2011;

•	There was no net billings in excess of costs and estimated earnings balance as of April 30, 2012, compared to $105,000 as of April 30, 2011;
•	Deferred revenue on lottery product licensing totaled $4,000 as of April 30, 2012, compared to $10,000 on software support services as of April 30, 2011; and
•	There was no accounts receivable balance from Natural Avenue as of April 30, 2012, compared to $16,000 as of April 30, 2011.

 Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the years ended April 30, 2012 and 2011, the Company incurred approximately $196,000 and $200,000, respectively.

Ascot Sports Sdn. Bhd.

The Company provided Ascot Sports Sdn. Bhd. (“Ascot Sports”), an affiliate of BLM and a related party, with software products.

•	There was no revenue recognized during the year ended April 30, 2012. For the year ended April 30, 2011, the Company recognized revenue of $66,000 for software product development.
•	There was no accounts receivable balance as of April 30, 2012, compared to $66,000 as of April 30, 2011.

6. CONTRACTS IN PROCESS

The amounts by which total costs exceeded or were less than billings on uncompleted contracts are as follows (in thousands):
	April 30,	April 30,
	2012	2011
Costs incurred and estimated earnings recognized on uncompleted contracts	$6,340	$6,687
Billings on uncompleted contracts	(5,614)	(6,886)
	$726	$(199)

The amounts shown in the table above are included in the associated balance sheet as follows:
	April 30,	April 30,
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$726	$32
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(231)
	$726	$(199)

7. LEASES

On April 12, 2012, the Company entered into an amendment agreement to extend the term of its building lease to November 30, 2015.  Commencing December 1, 2012, the monthly base rent payments will be $13,900 for the first year of the lease and $14,400 and $15,000 for years two and three, respectively.  The agreement also provides for one month of free rent.

Future minimum lease payments for all operating leases are as follows (in thousands):
For Fiscal Year Ending April 30,	Minimum Lease Payments
2013	$194
2014	159
2015	180
2016	107
$640

Rent expense for all operating leases for the years ended April 30, 2012 and 2011 was $202,000 and $190,000, respectively.

 8. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate.  Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives.  In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan.  The Company made no contributions during the years ended April 30, 2012 or 2011.  The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2012 and 2011 due to the short-term maturity of the instruments.

10. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

The FASB had issued certain other accounting pronouncements as of April 30, 2012 that will become effective in subsequent periods; however, the Company does not believe any of those pronouncements are relevant to its business or would have significantly affected its financial accounting measurements or disclosures had they been in effect during fiscal 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer, who is also Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer, who is also our Principal Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rule 13a-15(e) and 15d-15 (e)) as of the end of the period covered by this report.  Based on the foregoing, our Principal Executive Officer (and Principal Financial Officer) concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to management, including the Principal Executive Officer (and Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Our internal controls over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our business are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the involvement of our Principal Executive Officer (and Principal Financial Officer), and our Director of Corporate Affairs, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2012.  Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of April 30, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Theodore A. Johnson, 72, has been Chairman of the Board since 1994.  He is also Chairman of the Executive Committee, Audit Committee and a member of the Executive Compensation Committee, Nominating Committee and Affiliations Committee.  Mr. Johnson served as Director from 1979 to 1993.  He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital consulting company since 1992.  Mr. Johnson also holds directorships in other private corporations, including an applied research organization which is run by the University of Minnesota.

Chan Kien Sing, 56, has been Director since 1993.  He is Chairman of the Executive Compensation Committee and Nominating Committee.   In addition, Mr. Chan is a member of the Executive Committee.  He also serves as Executive Director of Berjaya Group Berhad, a Malaysian holding company since July 1993.  In addition, he is an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”) and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.

Martin J. O’Meara, Jr., 83, has been Director since 1979.  He is Chairman of the Affiliations Committee and a member of the Audit Committee.  Mr. O’Meara, Jr. is presently a retired businessman.  Previously he served as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.

Alain K. Lee, 55, has been Director since 1999.  He is a member of the Executive Committee, Executive Compensation Committee and Audit Committee.  Presently, Mr. Lee serves as a business consultant since 2007.  He served as Executive Vice President and Director of Roadhouse Grill, Inc. from 1998 to 2007.

Ooi Lee Meng, 51, has been Director since January 2006.  He is a member of the Executive Committee and Nominating Committee.  Mr. Ooi holds directorship in Berjaya-ILTS Ltd.  He serves as Senior General Manager (Business Development) of Sports Toto Malaysia Sdn Bhd, a related company of ILTS, since October 2005.  Previously he served as Executive Vice President of ILTS from September 2002 to April 2005.

Rayvin Yeong Sheik Tan, 32, became Director of the Company on July 15, 2008.  He serves as an Executive Director of the Board of Berjaya Corporation Berhad, a diversified business entity based in Kuala Lumpur, Malaysia, since September 2005.  Mr. Tan joined the Berjaya Group of Companies in May 2001 as Senior Manager (Corporate Affairs) of Kota Raya Development Sdn Bhd and Noble Circle Management Sdn Bhd.  He is also a Director of Berjaya Lottery Management (HK) Limited and an Executive Director of Berjaya Sports Toto Berhad.  In addition, Mr. Tan serves as Executive Director of Cosway Corporation Limited, a subsidiary company in the Berjaya Corporation group of companies.

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

Mr. Tan has extensive experience in the field of research covering the various sectors of property, commodities, telecommunications and transport.  He brings finance and accounting expertise to our board due to his education at the London School of Economics, United Kingdom.  In addition to his outside board experience and global business experience in other public and private corporations in Malaysia, Hong Kong, Canada and the U.S., Mr. Tan served as a member of the Risk Management Committee of Berjaya Corporation Berhad, a diversified public corporation based in Kuala Lumpur, Malaysia.

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

Executive Officer of the Registrant

Jeffrey M. Johnson, 51, was appointed as President effective January 2007 and has been the Acting Chief Financial Officer since October 2011.  He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.

There are no family relationships among members of our executive officers or our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee consisting of Messrs. Johnson, O’Meara, Jr. and Lee.  The Audit Committee held four meetings during the year.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.  The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls.  During fiscal years 2012 and 2011, all services were pre-approved by the Audit Committee.  The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s Independent Registered Public Accounting Firm.

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

Other Committees

The Board of Directors has an Executive Compensation Committee, Executive Committee, Nominating Committee and Affiliations Committee.

Shareholder Communications

The Company has a procedure by which shareholders can communicate with the Board members.  Shareholders may communicate with the Board by writing to the Chairman of the Board or individual Board members as follows: International Lottery & Totalizator Systems, Inc., Attention: Corporate Secretary, 2310 Cousteau Court, Vista, CA 92081. The Corporate Secretary will forward any shareholder communications as requested by the shareholder.

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

The following table sets forth, for the fiscal years ended April 30, 2012 and 2011, the compensation earned by the principal executive officer, the principal financial officer of the Company, and one other individual earning in excess of $100,000 during such years (the “Named Executive Officers”).

Summary Compensation Table

						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock Awards	Option Awards	Plan	Compensation		All Other
Name And		Salary	Bonus			Compensation	Earnings	Compensation		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)

Jeffrey M. Johnson	2012	$160,000		$-	$-	$-	$-	$-	$8,405	(1)	$168,405
President/Acting Chief Financial Officer	2011	$160,000		$-	$-	$-	$-	$-	$8,405	(1)	$168,405
Barry Herron	2012	$150,000		$-	$-	$-	$-	$-	$43,000	(2)	$193,000
Director of Sales	2011	$137,500	(3)	$-	$-	$-	$-	$-	$-		$137,500
Christopher Ortiz	2012	$120,000		$-	$-	$-	$-	$-	$-		$120,000
Manager of Business Development	2011	$120,000		$-	$-	$-	$-	$-	$-		$120,000

There were no Company matching contributions to the Named Executive Officers from the 401(k) plan or other Long Term Compensation Awards during the fiscal years 2012 and 2011.

There were no stock options or stock appreciation rights granted to the Named Executive Officers during the fiscal years 2012 and 2011.

(1)	Other compensation of $8,405 represents car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.
(2)	Other compensation of $43,000 represents sales commission.
(3)	Mr. Herron’s annual compensation of $150,000 was prorated to reflect his employment beginning on June 1, 2010.

Options Exercised During Fiscal Year Ended April 30, 2012

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable

	(#)	($)	(#)	(#)
Jeffrey M. Johnson	-	-	-	-
Barry Herron	-	-	-	-
Christopher Ortiz	-	-	-	-

Outstanding Equity Awards as of April 30, 2012

	Options awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise date	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested

	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Jeffrey M. Johnson	-	-	-	-	n/a	-	-	-	-
Barry Herron	-	-	-	-	n/a	-	-	-	-
Christopher Ortiz	-	-	-	-	n/a	-	-	-	-

The Company does not have any employment agreements or change in control arrangements with its executive officers.

Compensation of Directors

The following table summarizes the compensation earned by directors for the year ended April 30, 2012.
Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Theodore A. Johnson	$8,500	$—	$—	$—	$—	$—
Chan Kien Sing	$—	$—	$—	$—	$—	$—
Martin J. O'Meara, Jr.	$7,000	$—	$—	$—	$—	$—
Alain K. Lee	$5,750	$—	$—	$—	$—	$—
Ooi Lee Meng	$—	$—	$—	$—	$—	$—
Rayvin Yeong Sheik Tan	$—	$—	$—	$—	$—	$—

During the fiscal year ended April 30, 2012, independent Directors received an annual retainer fee of $4,000 and a fee of $500 for each Board meeting attended. In addition, each committee’s Chairman received an annual retainer of $1,000 for services as Chairman of such committee.  Directors who were employees of the affiliates of ILTS’ Parent company, BLM, opted not to receive director remuneration and meeting fees in the year ended April 30, 2012.  All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of July 6, 2012 by:

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

Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Shares of Common Stock
	Number			Percent of Class
Common Stock	Theodore A. Johnson, Chairman of the Board	18,606		*
n/a	Chan Kien Sing, Director	-	(a)
Common Stock	Martin J. O’Meara, Jr., Director	112,091		*
n/a	Alain K. Lee, Director	-
n/a	Ooi Lee Meng, Director	-	(a)
n/a	Rayvin Yeong Sheik Tan, Director	-	(a)
Common Stock	Jeffrey M. Johnson, President/Acting Chief Financial Officer	1,650		*
	All directors and executive officers as a group (8 persons)	132,347		1.0%
	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(a)	71.32%

(a)	Employees of affiliates of BLM. All three individuals disclaim beneficial ownership of such shares.

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

Transactions with Related Persons

During the fiscal years ended April 30, 2012 and 2011, the Company derived revenues from sales of products and services under agreements with four related parties which totaled approximately $6.1 million (51% of total revenue) and $3.7 million (63% of total revenue), respectively.  The Company also had outstanding accounts receivable at April 30, 2012 and 2011 of $189,000 and $145,000, respectively, from these related customers.  A more detailed description of the transactions with the Company’s related parties in the years ended April 30, 2012 and 2011 are presented in Note 5 entitled “RELATED PARTY TRANSACTIONS” in our Consolidated Financial Statements beginning on page 30 of this report.

Parent Company

As of April 30, 2012, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares of the Company, and is the Parent company of the Company.

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

The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant. J.H. Cohn LLP was the principal accountant for the years ended April 30, 2012 and 2011.

	Fiscal Year	Fiscal Year
	Ended	Ended
	April 30, 2012	April 30, 2011

Audit Fees	$118,500	$107,800
Audit Related Fees (a)	7,281	9,347
Tax Fees (b)	9,190	9,000
	$134,971	$126,147

(a) Audit Related Fees in the amount of $7,281 and $9,347 in fiscal 2012 and 2011, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.

(b) Fees in the amount of $9,190 and $9,000 in fiscal 2012 and 2011, respectively, related to professional services rendered for tax compliance.

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

(32) * Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

By:          /s/ Jeffrey M. Johnson
Jeffrey M. Johnson
President (Principal Executive Officer) and Acting Chief Financial   Officer (Principal Financial Officer)

Dated: July 6, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	July 6, 2012
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 6, 2012
/s/ Chan Kien Sing Chan Kien Sing	Director	July 6, 2012
/s/ Alain K. Lee Alain K. Lee	Director	July 6, 2012
/s/ Ooi Lee Meng Ooi Lee Meng	Director	July 6, 2012
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	July 6, 2012