Form 10-Q
period 2012-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2012-09-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No☒

The number of shares outstanding of the registrant’s Common Stock, no par value, as of September 12, 2012 was 12,962,999.

[Missing Graphic Reference]

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)
	July 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,684	$2,783
Certificates of deposit	-	250
Accounts receivable, net of allowance for doubtful accounts of $75	957	789
Costs and estimated earnings in excess of billings on uncompleted contracts	1,683	726
Deferred cost of revenue	3	6
Inventories	2,109	2,659
Other current assets	127	238
Total current assets	7,563	7,451
Equipment, furniture and fixtures, net	505	482
Other noncurrent assets	49	49
Total assets	$8,117	$7,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$271	$1,070
Accrued payroll and related taxes	442	388
Warranty reserves	174	169
Payable to Parent	252	252
Other current liabilities	38	63
Deferred revenues	676	687
Total current liabilities	1,853	2,629
Long-term liabilities	7	12
Total liabilities	1,860	2,641
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(50,113)	(51,029)
Total shareholders' equity	6,257	5,341
Total liabilities and shareholders' equity	$8,117	$7,982

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)
	Three Months Ended
	July 31,
	2012	2011
Revenues:
Sales of products	$3,013	$321
Services	277	288
	3,290	609
Cost of sales:
Cost of product sales	1,717	657
Cost of services	75	92
	1,792	749
Gross profit (loss)	1,498	(140)
Selling, general and administrative expenses	579	610
Income (loss) from operations	919	(750)

Other income (expense):
Interest and dividend income	-	1
Other	-	(3)
Income (loss) before provision for income taxes	919	(752)
Provision for income taxes	3	-
Net income (loss)	$916	$(752)
Net income (loss) per share:
Basic	$0.07	$(0.06)
Weighted average shares used in computation of net income (loss) per share:
Basic	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$916	$(752)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	41	32
Warranty reserve expense	65	2
Changes in operating assets and liabilities:
Accounts receivable	(168)	128
Costs and estimated earnings in excess of billings on uncompleted contracts	(957)	32
Deferred cost of revenue	3	38
Inventories	550	(471)
Other current assets	111	(101)
Accounts payable	(799)	401
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(85)
Accrued payroll and related taxes	54	55
Warranty reserves	(60)	(9)
Other liabilities	(30)	(13)
Deferred revenues	(11)	862
Net cash (used in) provided by operating activities	(285)	119

Cash flows from investing activities:
Purchases of certificates of deposit	-	(250)
Proceeds from redemption of certificates of deposit	250	499
Additions to equipment, furniture and fixtures	(64)	(24)
Net cash provided by investing activities	186	225

Net (decrease) increase in cash and cash equivalents	(99)	344
Cash and cash equivalents at beginning of period	2,783	3,881
Cash and cash equivalents at end of period	$2,684	$4,225

Supplemental cash flow information:
Cash paid for income taxes	$25	$-

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Description of the Business

International Lottery & Totalizator Systems, Inc. (“ILTS” or the “Company,” together with its subsidiary) designs, manufactures, sells, manages, supports and services computerized wagering systems and terminals for the global lottery and pari-mutuel racing industries.  The wagering system features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.  In addition, although the Company is not presently doing so, ILTS has demonstrated capability to provide full facilities management services to customer organizations authorized to conduct lotteries.  The Company is largely dependent upon significant contracts for its revenue, which typically include a deposit upon contract signing and up to six months lead time before delivery of hardware begins.

The Company, through its wholly-owned subsidiary Unisyn Voting Solutions, Inc. (“Unisyn”), has devoted significant resources to developing federally certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the InkaVote Plus Precinct Ballot Counter (“PBC”) system, certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commission (“EAC”) for its OpenElect® digital optical scan election system – a digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction’s procurement process, the Company will provide the OpenElect® products’ source code for independent review.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiary, Unisyn Voting Solutions, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 filed with the SEC on July 6, 2012.  The condensed consolidated balance sheet as of April 30, 2012 has been derived from the audited financial statements included in the Form 10-K for that year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  Actual results could differ from those estimates.  Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Deferred Revenues

Deferred revenues of approximately $676,000 as of July 31, 2012 represent prepayments for products and services related to the use of the OpenElect® and PBC voting systems, and other software and technical support services.  The Company will recognize the revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the three months ended July 31, 2012 is as follows:

(Amounts in thousands)
Balance at May 1, 2012	$169
Additional reserves	86
Warranty reserve expense adjustments	(21)
Charges incurred	(60)
Balance at July 31, 2012	$174

Income Taxes

The Company uses the asset and liability method for financial reporting of income taxes.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax basis of assets and liabilities, and are measured by applying enacted rates and laws to taxable years in which such differences are expected to be recovered or settled.  Any changes in tax rates or laws are recognized in the period when such changes are enacted.  Valuation allowances have been established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company records a valuation allowance to reduce its deferred tax assets when uncertainty exists regarding the realizability of the deferred tax assets.

The provision for income taxes was $3,000 for the three months ended July 31, 2012.  The effective tax rate differed from the statutory tax rate primarily due to valuation allowances and net operating loss carry forwards.

Segment Information

The Company reports segment information based on the “management” approach.  Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker for purposes of evaluating performance and allocating resources.

The Company divides its operations into two operating segments: the gaming business and the voting business.  The gaming segment designs and develops computerized wagering systems and terminals for the lottery and pari-mutuel racing industries worldwide.  Presently the voting segment generates revenues from the sales of the voting systems and hardware, software licensing, product servicing and software support services.

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended July 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$2,487	$803	$3,290
Income (loss) from operations	951	(32)	919
Depreciation and amortization	27	14	41
Segment assets	5,511	2,606	8,117

	As of and for the Three Months Ended July 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$338	$271	$609
Loss from operations	(509)	(241)	(750)
Depreciation and amortization	20	12	32
Segment assets	5,703	551	6,254

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	July 31,	April 30,
	2012	2012
(Amounts in thousands)
Raw materials and subassemblies	$1,422	$1,775
Work-in-process	61	63
Finished goods	626	821
	$2,109	$2,659

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:
	July 31,	April 30,
	2012	2012
(Amounts in thousands)
Plant and machinery	$724	$724
Computer equipment	1,536	1,482
Leasehold improvement	200	190
Furniture, fixtures and equipment	91	91
	2,551	2,487
Accumulated depreciation and amortization	(2,046)	(2,005)
Net equipment, furniture and fixtures	$505	$482

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:

Three Months Ended
	July 31, 2012	July 31, 2011
Revenue:
From unrelated customers	One customer from the voting segment accounted for 19% of total revenue.	Two customers from the voting segment accounted for 44% of total revenue and one customer from the gaming segment accounted for 11% of total revenue.

From related customers	Two customers from the gaming segment accounted for 65% of total revenue.	Two customers from the gaming segment accounted for 29% of total revenue.

Related Party Transactions

During the three months ended July 31, 2012 and 2011, revenues from all related party transactions for the sales of products and services totaled approximately $2.2 million (66% of the total revenue) and $225,000 (37% of the total revenue), respectively.  Included in accounts receivable on July 31, 2012 was approximately $424,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2012 and 2011 are presented below.

Berjaya Lottery Management (H.K.) Ltd. ("BLM")

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of BLM, the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2012.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three months ended July 31, 2012 and 2011;
•	There were no accounts receivable balances from BLM as of July 31, 2012 and April 30, 2012; and
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $252,000 as of both July 31, 2012 and April 30, 2012.

Philippine Gaming Management Corporation

On December 20, 2011, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.1 million for lottery products.  Shipments of these products were completed in the first quarter of fiscal 2013, and the related revenue was recognized.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•	Revenues recognized on the sale of lottery products and support services during the three months ended July 31, 2012 and 2011 totaled approximately $1.1 million and $96,000, respectively;
•
There was no deferred revenue balance as of July 31, 2012.  Deferred revenue balance in connection with the lottery product order dated December 20, 2011 mentioned above totaled approximately $264,000 as of April 30, 2012; and

•	Accounts receivable balance from the sale of lottery products totaled $424,000 as of July 31, 2012, compared to $189,000 as of April 30, 2012.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

On December 21, 2011, the Company signed a contract with STM for a complete DataTrakII lottery system valued at approximately $4.3 million.  This contract is scheduled to be completed by the fourth quarter of fiscal 2013.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues recognized on the performance of contract deliverables and sale of support services totaled approximately $1.1 million during the three months ended July 31, 2012.  Revenues of $78,000 were recognized on the sale of support services during the three months ended July 31, 2011;

•	Net cost and estimated earnings in excess of billings relating to the abovementioned contract dated December 21, 2011 totaled approximately $1.7 million, compared to $726,000 as of April 30, 2012;
•	There was a deferred revenue balance of $8,000 relating to the software support services as of July 31, 2012, compared to $9,000 as of April 30, 2012; and
•	There were no accounts receivable balances from STM as of July 31, 2012 and April 30, 2012.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues recognized on the sale of support services and licensing totaled approximately $35,000 during the three months ended July 31, 2012.  For the three months ended July 31, 2011, revenues recognized on the performance of contract deliverables and sale of support services totaled approximately $51,000;

•	There was no deferred revenue balance as of July 31, 2012. Deferred revenue balance on lottery product licensing totaled $4,000 as of April 30, 2012; and
•	There were no accounts receivable balances from Natural Avenue as of July 31, 2012 and April 30, 2012.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three months ended July 31, 2012 and 2011, the Company incurred services of approximately $40,000 and $51,000, respectively, which are shown as part of cost of sales.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values as of July 31, 2012 and April 30, 2012 due to the short-term maturity of the instruments.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

This report contains certain forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading "Risk Factors" and elsewhere in, or incorporated by reference into, this report.  In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  The forward-looking statements in this report are based upon management's current expectations and beliefs.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources.  Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates.  There have been no material changes to the critical accounting policies outlined in the Company’s annual report on form 10-K for the fiscal year ended April 30, 2012.

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

We consider multiple factors depending on the unique facts and circumstances related to each deliverable when determining ESPs for deliverables without VSOE or TPE.  Key factors considered by the management in developing the ESPs for the hardware include the costs of manufacture and what a customer would reasonably pay based on the features being offered, trends in the market, size of the territory, and competitive prices.  If the facts and circumstances underlying the factors change, including the estimated or actual costs incurred to provide the hardware with the essential software, or should future facts and circumstances lead the management to consider additional factors, our ESP for the hardware with essential software related to future sales could change.

Revenue Recognition for Percentage-of-Completion Method

For our complete wagering and lottery systems, we recognize revenue by using the percentage-of-completion method when the contracts for complete systems fulfill the following criteria:

1.	Contract performance extends over long periods of time;
2.	The software portion involves significant production, modification or customization;
3.	Reasonably dependable estimates can be made on the progress towards completion, contract revenues and contract costs; and tract costs; and
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

RESULTS OF OPERATIONS
Revenue Analysis

(Amounts in thousands)	Three Months Ended
Revenues	July 31, 2012	July 31, 2011	Change
Products:
Contracts	$2,662	$167	$2,495
Spares	302	114	188
Licensing	49	40	9
Total Products	3,013	321	2,692
Services:
Software Support	201	192	9
Product Servicing and Support	76	96	(20)
Total Services	277	288	(11)
	$3,290	$609	$2,681

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

Contract revenue for the three months ended July 31, 2012 was approximately $2.7 million, compared to $167,000 for the corresponding period in 2011.  The significant increase in contract revenue was primarily due to turnkey lottery system sales and increased contract activities for both the gaming and the voting segments.

Spares revenue for the three months ended July 31, 2012 was $302,000, compared to $114,000 for the corresponding period in 2011.  The increase was primarily due to higher demand for spare parts from an unrelated customer in the gaming segment.  Customers' demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended July 31, 2012 was $49,000, compared to $40,000 in 2011.  Slightly higher licensing revenue was primarily due to the additional executed contracts related to the voting segment.  We derive licensing revenue from voting and lottery contracts.

Software support revenue for the three months ended July 31, 2012 was $201,000, compared to $192,000 for the same period in 2011.  The slight increase was primarily due to higher fees charged to two customers.

Product servicing and support revenue for the three months ended July 31, 2012 was $76,000, compared to $96,000 for the corresponding period in 2011.  The decrease was mainly due to lower demand for support services from an unrelated customer in the voting segment, partially offset by higher demand for support services from an unrelated customer in the gaming segment.

Related party revenue of approximately $2.2 million accounted for 66% of total revenue in the three months ended July 31, 2012, compared to $225,000 or 37% of total revenue in the corresponding period in 2011.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2012		2011
Revenues:
Products	$3,013	92%	$321	53%
Services	277	8%	288	47%
Total revenues	$3,290	100%	$609	100%

Cost of sales:
Products	$1,717	52%	$657	108%
Services	75	2%	92	15%
Total costs of sales	$1,792	54%	$749	123%

Gross profit (loss):
Products	$1,296	40%	$(336)	(55%)
Services	202	6%	196	32%
Total gross profit (loss)	$1,498	46%	$(140)	(23%)

In general, individual contracts are significant in value and certain contracts are awarded in a highly competitive bidding process.  The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions.  Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

The overall gross profit was approximately $1.5 million or 46% of total revenues for the three months ended July 31, 2012, compared to a loss of $140,000 incurred for the corresponding period in 2011.  The significant improvement in gross profit margin was primarily due to increased contract sales activities, lower production overhead costs and lower support service costs.  In addition, we incurred a loss in 2011 due to limited sales activities which resulted in higher unabsorbed production labor costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses for the three months ended July 31, 2012 were $579,000, compared to $610,000 in the same period in 2011.  The decrease in SG&A expenses was primarily related to lower trade show expenses and marketing activities, partially offset by the increase in headcount to support activities in the voting segment.

Other Income

Other income in the three months ended July 31, 2012 and 2011 remained relatively insignificant.

Income Tax Provision

The provision for income taxes was $3,000 for the three months ended July 31, 2012.  The effective tax rate differed from the statutory tax rate primarily due to valuation allowances and net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of July 31, 2012 was approximately $5.7 million.

Contract backlog as of July 31, 2012 was approximately $2.8 million.  Of this amount, approximately $1.6 million is attributable to a lottery product order from a related customer.  The remaining contract backlog amount of approximately $1.2 million is related to voting contracts with unrelated customers.

Additional sources of cash through July 31, 2013 are expected to be derived from spares, software and technical support and licensing revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2013, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2013.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Three Months Ended
	July 31,	July 31,
	2012	2011	Decrease
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(285)	$119	$(404)
Investing activities	186	225	(39)
Net (decrease) increase in cash and cash equivalents	$(99)	$344	$(443)

Cash Flow Analysis

Net cash used in operating activities was approximately $285,000 for the three months ended July 31, 2012, compared to the net cash provided by operating activities of $119,000 for the same period in 2011.  The variability in cash flow from operations was primarily due to the timing of contract delivery and the related milestone invoicing which impacted the costs and earnings in excess of billings on an uncompleted contract, and settlement of vendor invoices related to inventory purchases for customer orders.  These were partially offset by net income of $916,000 and a decrease in inventory reflecting shipments.

Net cash provided by investing activities was $186,000 for the three months ended July 31, 2012, compared to $225,000 in 2011.  The lower net cash provided by investing activities in the three months ended July 31, 2012 was due to the increase in capital expenditures related to computer equipment, compared to the same period in 2011.

There were no financing activities during the three months ended July 31, 2012 or 2011.

Capital Resources

As of July 31, 2012, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.
ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors relating to our business as disclosed in our Form 10-K for the fiscal year ended April 30, 2012 filed with the SEC on July 6, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable
ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 2.	EXHIBITS

A.          Exhibits

Exhibit Number	Document Description
31	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2012	INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
/s/	Jeffrey M. Johnson Jeffrey M. Johnson
President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)