Form 10-Q
period 2012-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2012-12-13
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of December 13, 2012 was 12,962,999.

[Missing Graphic Reference]

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)
	October 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,451	$2,783
Certificates of deposit	-	250
Accounts receivable, net of allowance for doubtful accounts of $75	2,978	789
Costs and estimated earnings in excess of billings on uncompleted contracts	-	726
Deferred cost of revenue	14	6
Inventories	1,535	2,659
Other current assets	195	238
Total current assets	8,173	7,451
Equipment, furniture and fixtures, net	570	482
Other noncurrent assets	51	49
Total assets	$8,794	$7,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163	$1,070
Billings in excess of costs and estimated earnings on uncompleted contracts	453	-
Accrued payroll and related taxes	389	388
Warranty reserves	111	169
Payable to Parent	252	252
Other current liabilities	46	63
Deferred revenues	651	687
Total current liabilities	2,065	2,629
Long-term liabilities	-	12
Total liabilities	2,065	2,641
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(49,641)	(51,029)
Total shareholders' equity	6,729	5,341
Total liabilities and shareholders' equity	$8,794	$7,982

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues:
Sales of products	$2,047	$1,693	$5,060	$2,014
Services	350	251	627	539
	2,397	1,944	5,687	2,553
Cost of sales:
Cost of product sales	1,133	1,314	2,850	1,971
Cost of services	128	63	203	155
	1,261	1,377	3,053	2,126
Gross profit	1,136	567	2,634	427

Research and development expenses	-	24	-	24
Selling, general and administrative expenses	644	689	1,223	1,299
Income (loss) from operations	492	(146)	1,411	(896)

Other income (expense):
Interest and dividend income	-	1	-	2
Other	-	2	-	(1)
Income (loss) before provision for income taxes	492	(143)	1,411	(895)
Provision for income taxes	20	-	23	-
Net income (loss)	$472	$(143)	$1,388	$(895)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.11	$(0.07)
Weighted average shares used in computation of net income (loss) per share:
Basic	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)
	Six Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,388	$(895)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	87	66
Warranty reserve expense	73	7
Changes in operating assets and liabilities:
Accounts receivable	(2,189)	(821)
Costs and estimated earnings in excess of billings on uncompleted contracts	726	32
Deferred cost of revenue	(8)	(263)
Inventories	1,124	(1,286)
Other assets	41	(185)
Accounts payable	(907)	812
Billings in excess of costs and estimated earnings on uncompleted contracts	453	(142)
Accrued payroll and related taxes	1	43
Warranty reserves	(131)	(12)
Payable to Parent	-	1
Other liabilities	(29)	(17)
Deferred revenues	(36)	1,380
Net cash provided by (used in) operating activities	593	(1,280)

Cash flows from investing activities:
Purchases of certificates of deposit	-	(500)
Proceeds from redemption of certificates of deposit	250	499
Additions to equipment, furniture and fixtures	(175)	(64)
Net cash provided by (used in) investing activities	75	(65)

Net increase (decrease) in cash and cash equivalents	668	(1,345)
Cash and cash equivalents at beginning of period	2,783	3,881
Cash and cash equivalents at end of period	$3,451	$2,536

Supplemental cash flow information:
Cash paid for income taxes	$37	$-

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

The Company, through its wholly-owned subsidiary, Unisyn Voting Solutions, Inc. (“Unisyn”), has devoted significant resources to developing federally certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability.  In addition to the InkaVote Plus Precinct Ballot Counter (“PBC”) system, certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commission (“EAC”) for its OpenElect® digital optical scan election system – a digital scan voting system built with Java on a streamlined and hardened Linux platform.  As part of a jurisdiction’s procurement process, the Company will provide the OpenElect® products’ source code for independent review.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ILTS and its wholly-owned subsidiary, Unisyn.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Deferred Revenues

Deferred revenues of approximately $651,000 as of October 31, 2012 represent prepayments for products and services related to the use of the OpenElect® and PBC voting systems, and other software and technical support services.  The Company will recognize the revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the six months ended October 31, 2012 is as follows:

(Amounts in thousands)
Balance at May 1, 2012	$169
Additional reserves	104
Warranty reserve expense adjustments	(31)
Charges incurred	(131)
Balance at October 31, 2012	$111

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

The provision for income taxes was $23,000 for the six months ended October 31, 2012.  The effective tax rate differed from the statutory tax rate primarily due to valuation allowances and net operating loss carry forwards.

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended October 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$1,145	$1,252	$2,397
Income from operations	214	278	492
Depreciation and amortization	29	17	46
Segment assets	6,830	1,964	8,794

	As of and for the Three Months Ended October 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$1,510	$434	$1,944
Income (loss) from operations	149	(295)	(146)
Depreciation and amortization	21	13	34
Segment assets	4,733	2,237	6,970

	As of and for the Six Months Ended October 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$3,632	$2,055	$5,687
Income from operations	1,165	246	1,411
Depreciation and amortization	56	31	87
Segment assets	6,830	1,964	8,794

	As of and for the Six Months Ended October 31, 2011
	Gaming Business	Voting Business	Totals
Total revenues	$1,848	$705	$2,553
Loss from operations	(360)	(536)	(896)
Depreciation and amortization	41	25	66
Segment assets	4,733	2,237	6,970

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	October 31,	April 30,
	2012	2012
(Amounts in thousands)
Raw materials and subassemblies	$1,230	$1,775
Work-in-process	-	63
Finished goods	305	821
	$1,535	$2,659

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:	October 31,	April 30,
	2012	2012
(Amounts in thousands)
Plant and machinery	$724	$724
Computer equipment	1,646	1,482
Leasehold improvement	201	190
Furniture, fixtures and equipment	91	91
	2,662	2,487
Accumulated depreciation and amortization	(2,092)	(2,005)
Net equipment, furniture and fixtures	$570	$482

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:
	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenue:
From unrelated customers	One customer from the voting segment accounted for 41% of total revenue and one customer from the gaming segment accounted for 10% of total revenue	No individual customer accounted for more than 10% of total revenue	One customer from the voting segment accounted for 28% of total revenue and one customer from the gaming segment accounted for 10% of total revenue	No individual customer accounted for more than 10% of total revenue

From related customers	One customer from the gaming segment accounted for 36% of total revenue	One customer from the gaming segment accounted for 61% of total revenue	Two customers from the gaming segment accounted for 53% of total revenue	One customer from the gaming segment accounted for 50% of total revenue

Related Party Transactions

During the three months ended October 31, 2012 and 2011, revenues from all related party transactions for the sales of products and services totaled approximately $909,000 (38% of total revenue) and $1.3 million (66% of total revenue), respectively.  Related party revenues for the six months ended October 31, 2012 and 2011 were approximately $3.1 million (54% of total revenue) and $1.5 million (59% of total revenue), respectively.  Included in accounts receivable at October 31, 2012 was approximately $2.6 million from these customers.  Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2012 and 2011 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. ("BLM"), the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2012.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and six months ended October 31, 2012 and 2011;
•	There were no accounts receivable balances from BLM as of October 31, 2012 and April 30, 2012;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $252,000 as of October 31, 2012 and April 30, 2012; and
•	There were no inventory balances held for BLM as of October 31, 2012 and April 30, 2012.

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

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products during the three and six months ended October 31, 2012 totaled approximately $3,000 and $1.1 million, respectively.  Revenues of $1.2 million and $1.3 million were recognized on the sale of lottery products and support services during the three and six months ended October 2011, respectively;

•
There was no deferred revenue balance as of October 31, 2012.  Deferred revenue balance in connection with the lottery product order dated December 20, 2011 mentioned above totaled approximately $264,000 as of April 30, 2012; and

•	The accounts receivable balance from the sale of lottery products totaled $53,000 as of October 31, 2012, compared to $189,000 as of April 30, 2012.

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

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $871,000 and $1.9 million were recognized on the performance of contract deliverables and support services during the three and six months ended October, 31, 2012, respectively.  Revenues of $77,000 and $155,000 were recognized on the sale of support services during the three and six months ended October 31, 2011, respectively;

•
Net billings in excess of costs and estimated earnings relating to the abovementioned contract dated December 21, 2011 totaled approximately $453,000 as of October 31, 2012, compared to net costs and estimated earnings in excess of billings of approximately $726,000 as of April 30, 2012;

•	There were deferred revenues of $9,000 on software support services as of October 31, 2012 and April 30, 2012; and
•	Accounts receivable from STM totaled approximately $2.6 million as of October 31, 2012. There was no accounts receivable balance as of April 30, 2012.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $35,000 and $70,000 were recognized on the sale of support services and licensing during the three and six months ended October 31, 2012, respectively.  Revenues of $32,000 and $83,000 were recognized on the performance of contract deliverables, sale of support services and licensing during the three and six months ended October 31, 2011, respectively;

•	There was deferred revenue of $11,000 on lottery product licensing as of October 31, 2012, compared to $4,000 as of April 30, 2012; and
•	There were no accounts receivable balances from Natural Avenue as of October 31, 2012 and April 30, 2012.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and six months ended October 31, 2012, the Company incurred services of approximately $40,000 and $80,000, respectively, which are shown as part of cost of sales.  During the three and six months ended October 31, 2011, the Company incurred approximately $50,000 and $101,000, respectively, which are shown as part of cost of sales.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values as of October 31, 2012 and April 30, 2012 due to the short-term maturity of the instruments.

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

RESULTS OF OPERATIONS

Revenue Analysis	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2012	2011	Change	2012	2011	Change
Products:
Contracts	$1,695	$1,451	$244	$4,357	$1,618	$2,739
Spares	174	169	5	476	283	193
Licensing	178	73	105	227	113	114
Total Products	2,047	1,693	354	5,060	2,014	3,046
Services:
Software Support	198	191	7	399	383	16
Product Servicing and Support	152	60	92	228	156	72
Total Services	350	251	99	627	539	88
	$2,397	$1,944	$453	$5,687	$2,553	$3,134

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

Contract revenue for the three months ended October 31, 2012 was approximately $1.7 million, compared to $1.5 million for the corresponding period in 2011.  The increase was primarily due to the increased contract activities for the gaming and voting segments, partially offset by the absence of turnkey lottery system sales compared to the corresponding period in 2011.  For the six months ended October 31, 2012, contract revenue was approximately $4.4 million, compared to $1.6 million for the corresponding period in 2011.  The significant increase in contract revenue was primarily due to the increased contract activities for the gaming and voting segments.

Spares revenue for the three months ended October 31, 2012 remained relatively constant at $174,000, compared to $169,000 for the same period in 2011.  Spares revenue for the six months ended October 31, 2012 was $476,000, compared to $283,000 for the corresponding period in 2011.  The increase was primarily due to higher demand for spare parts from unrelated customers in the gaming and voting segments.  Customers’ demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended October 31, 2012 was $178,000, compared to $73,000 in 2011.  For the six months ended October 31, 2012, licensing revenue was $227,000, compared to $113,000 for the corresponding period in 2011.  The higher licensing revenues were primarily due to the additional executed contracts related to the voting segment.  We derive licensing revenue from voting and lottery contracts.

Software support revenue for the three months ended October 31, 2012 was $198,000, compared to $191,000 for the same period in 2011.  For the six months ended October 31, 2012, software support revenue was $399,000, compared to $383,000 in the same period in 2011.  The slight increase was primarily due to higher fees charged to customers.

Product servicing and support revenue for the three months ended October 31, 2012 was $152,000, compared to $60,000 for the corresponding period in 2011.  For the six months ended October 31, 2012, product servicing and support revenue was $228,000, compared to $156,000 for the same period in the prior year.  The increases were primarily due to higher demand for support services from an unrelated customer in the gaming segment, partially offset by lower demand for support services from unrelated customers in the voting segment.

Related party revenue of approximately $909,000 accounted for 38% of total revenue in the three months ended October 31, 2012, compared to $1.3 million or 66% of total revenue in the corresponding period in 2011.  For the six months ended October 31, 2012, related party revenue of approximately $3.1 million accounted for 54% of total revenue, compared to $1.5 million or 59% of total revenue in the corresponding period in 2011.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended October 31,				Six Months Ended October 31,
(Amounts in thousands)	2012		2011		2012		2011
Revenues:
Products	$2,047	85%	$1,693	87%	$5,060	89%	$2,014	79%
Services	350	15%	251	13%	627	11%	539	21%
Total revenues	$2,397	100%	$1,944	100%	$5,687	100%	$2,553	100%

Cost of sales:
Products	$1,133	47%	$1,314	68%	$2,850	50%	$1,971	77%
Services	128	6%	63	3%	203	4%	155	6%
Total costs of sales	$1,261	53%	$1,377	71%	$3,053	54%	$2,126	83%

Gross profit:
Products	$914	38%	$379	19%	$2,210	39%	$43	2%
Services	222	9%	188	10%	424	7%	384	15%
Total gross profit	$1,136	47%	$567	29%	$2,634	46%	$427	17%

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

Overall gross profit margin was 47% for the three months ended October 31, 2012, compared to 29% for the corresponding period in 2011.  For the six months ended October 31, 2012, overall gross profit margin was 46% compared to 17% for the corresponding period in 2011.  Significantly higher gross profit margins were primarily due to increased contract activities and lower production overhead costs, partially offset by slightly higher support service costs.

Research and Development Expenses

We did not incur any research and development expenses ("R&D") for the three and six months ended October 31, 2012.  For the three and six months ended October 31, 2011, R&D expenses were $24,000.  While we continue to enhance our products, we anticipate that R&D expenses will be very minimal, if any, in the remaining quarters of fiscal 2013 as we dedicate our efforts to the marketing and sale of new voting systems.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 2012 were $644,000, compared to $689,000 in the same period in 2011.  For the six months ended October 31, 2012, SG&A expenses were $1.2 million, compared to $1.3 million for the corresponding period in 2011.  The slight decreases in SG&A expenses were primarily related to lower expenses incurred in proposal activities for the voting segment, partially offset by higher personnel costs associated with increased headcount and higher expenses incurred in marketing activities for the voting and gaming segments.  We anticipate that SG&A expense will remain relatively constant in the remaining quarters of fiscal 2013.

Other Income

Other income in the three and six months ended October 31, 2012 and 2011 remained relatively insignificant.

Income Tax Provision

The provision for income taxes was $23,000 for the six months ended October 31, 2012.  The effective tax rate differed from the statutory tax rate primarily due to valuation allowances and net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of October 31, 2012 was approximately $6.1 million.

Contract backlog as of October 31, 2012 was approximately $2.2 million.  Of this amount, approximately $863,000 will be derived from a gaming contract executed with a related customer.  The remaining contract backlog amount of approximately $1.3 million is related to the gaming and voting contracts with unrelated customers.

Additional sources of cash through October 31, 2013 are expected to be derived from spares, software and technical support and licensing revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2013, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2013.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Six Months Ended October 31,
	2012	2011	Increase
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$593	$(1,280)	$1,873
Investing activities	75	(65)	140
Net increase (decrease) in cash and cash equivalents	$668	$(1,345)	$2,013

Cash Flow Analysis

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses.

Our net cash provided by operating activities was approximately $593,000 for the six months ended October 31, 2012, compared to the net cash used in operating activities of approximately $1.3 million for the same period in 2011.  The primary factors contributing to the variability in the reported cash flow amounts relate to the net income of approximately $1.4 million in 2012 compared to the net loss of $895,000 in 2011.  In addition, the timing of customer contract performance and the related milestone invoicing impacted the accounts receivable balance, the cost and earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts, and settlement of vendor invoices related to inventory purchases attributed to the variability in the reported cash flow amounts.  Furthermore, the change in inventories contributed to the variability in the reported cash flow amounts.

Net cash provided by investing activities was $75,000 for the six months ended October 31, 2012, compared to the net cash used in investing activities of $65,000 in 2011.  The higher net cash provided by investing activities in the six months ended October 31, 2012 was primarily due to the redemption of a certificate of deposit, partially offset by an increase in capital expenditures compared to the same period in 2011.  Higher capital expenditures in 2012 were related to the purchase of voting rental and computer equipment.

There were no financing activities during the six months ended October 31, 2012 or 2011.

Capital Resources

As of October 31, 2012, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: December 13, 2012	/s/	Jeffrey M. Johnson Jeffrey M. Johnson President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)