Form 10-Q
period 2013-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2013-03-13
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of March 13, 2013 was 12,962,999.

[Missing Graphic Reference]

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)
	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,550	$2,783
Certificates of deposit	-	250
Accounts receivable, net of allowance for doubtful accounts of $75	905	789
Costs and estimated earnings in excess of billings on uncompleted contracts	60	726
Deferred cost of revenue	3	6
Inventories	1,570	2,659
Other current assets	448	238
Total current assets	9,536	7,451
Equipment, furniture and fixtures, net	566	482
Other noncurrent assets	54	49
Total assets	$10,156	$7,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$225	$1,070
Accrued payroll and related taxes	482	388
Warranty reserves	107	169
Payable to Parent	252	252
Other current liabilities	42	63
Deferred revenues	2,408	687
Total current liabilities	3,516	2,629
Long-term liabilities	-	12
Total liabilities	3,516	2,641
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(49,730)	(51,029)
Total shareholders' equity	6,640	5,341
Total liabilities and shareholders' equity	$10,156	$7,982

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues:
Sales of products	$1,709	$4,034	$6,769	$6,048
Services	297	449	924	988
	2,006	4,483	7,693	7,036
Cost of sales:
Cost of product sales	1,372	2,960	4,222	4,931
Cost of services	146	195	349	350
	1,518	3,155	4,571	5,281
Gross profit	488	1,328	3,122	1,755

Research and development expenses	-	7	-	31
Selling, general and administrative expenses	580	596	1,803	1,895
(Loss) income from operations	(92)	725	1,319	(171)

Other income (expense):
Interest and dividend income	-	-	-	2
Other	-	-	-	(1)
(Loss) income before provision for income taxes	(92)	725	1,319	(170)
(Benefit of) provision for income taxes	(3)	-	20	-
Net (loss) income	$(89)	$725	$1,299	$(170)

Net (loss) income per share:
Basic	$(0.01)	$0.06	$0.10	$(0.01)
Weighted average shares used in computation of net (loss) income per share:
Basic	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)
	Nine Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,299	$(170)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	133	102
Warranty reserve expense	75	131
Changes in operating assets and liabilities:
Accounts receivable	(116)	(906)
Costs and estimated earnings in excess of billings on uncompleted contracts	666	(18)
Deferred cost of revenue	3	110
Inventories	1,089	(1,803)
Other assets	(215)	(96)
Accounts payable	(845)	843
Billings in excess of costs and estimated earnings on uncompleted contracts	-	652
Accrued payroll and related taxes	94	129
Warranty reserves	(137)	(16)
Payable to Parent	-	1
Other liabilities	(33)	(23)
Deferred revenues	1,721	660
Net cash provided by (used in) operating activities	3,734	(404)

Cash flows from investing activities:
Purchases of certificates of deposit	-	(500)
Proceeds from redemption of certificates of deposit	250	499
Additions to equipment, furniture and fixtures	(217)	(106)
Net cash provided by (used in) investing activities	33	(107)

Net increase (decrease) in cash and cash equivalents	3,767	(511)
Cash and cash equivalents at beginning of period	2,783	3,881
Cash and cash equivalents at end of period	$6,550	$3,370

Supplemental cash flow information:
Cash paid for income taxes	$43	$-

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

Deferred Revenues

Deferred revenues of approximately $2.4 million as of January 31, 2013 consist of payments received for a deposit on a contract, prepayments for products and services related to the use of the OpenElect® and PBC voting systems, and other software and technical support services.  The Company will recognize the revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized.  Included in the warranty cost accruals are costs for basic warranties on products sold.  A summary of product warranty reserve activity for the nine months ended January 31, 2013 is as follows:

(Amounts in thousands)
Balance at May 1, 2012	$169
Additional reserves	120
Warranty reserve expense adjustments	(45)
Charges incurred	(137)
Balance at January 31, 2013	$107

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

The provision for income taxes was $20,000 for the nine months ended January 31, 2013.  The effective tax rate differed from the statutory tax rate primarily due to valuation allowances and net operating loss carry forwards.

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended January 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$1,724	$282	$2,006
Income (loss) from operations	185	(277)	(92)
Depreciation and amortization	27	19	46
Segment assets	8,214	1,942	10,156

	As of and for the Three Months Ended January 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$2,242	$2,241	$4,483
Income from operations	409	316	725
Depreciation and amortization	23	13	36
Segment assets	6,010	1,990	8,000

	As of and for the Nine Months Ended January 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$5,356	$2,337	$7,693
Income (loss) from operations	1,350	(31)	1,319
Depreciation and amortization	83	50	133
Segment assets	8,214	1,942	10,156

	As of and for the Nine Months Ended January 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$4,090	$2,946	$7,036
Income (loss) from operations	49	(220)	(171)
Depreciation and amortization	64	38	102
Segment assets	6,010	1,990	8,000

Inventories

Inventories are stated at the lower of cost or the current estimated market values.  Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	January 31,	April 30,
	2013	2012
(Amounts in thousands)
Raw materials and subassemblies	$1,081	$1,775
Work-in-process	3	63
Finished goods	486	821
	$1,570	$2,659
Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:	January 31,	April 30,
	2013	2012
(Amounts in thousands)
Plant and machinery	$757	$724
Computer equipment	1,631	1,482
Leasehold improvement	201	190
Furniture, fixtures and equipment	95	91
Construction in progress	3	-
	2,687	2,487
Accumulated depreciation and amortization	(2,121)	(2,005)
Net equipment, furniture and fixtures	$566	$482

Net (Loss) Income per Share

Basic net (loss) income per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenue:
From unrelated customers	One customer from the gaming segment accounted for 54% of total revenue	One customer from the voting segment accounted for 48% of total revenue	One customer from the voting segment accounted for 22% of total revenue and one customer from the gaming segment accounted for 21% of total revenue	One customer from the voting segment accounted for 30% of total revenue

From related customers	One customer from the gaming segment accounted for 30% of total revenue	One customer from the gaming segment accounted for 38% of total revenue	Two customers from the gaming segment accounted for 47% of total revenue	One customer from the gaming segment accounted for 42% of total revenue

Related Party Transactions

During the three months ended January 31, 2013 and 2012, revenues from all related party transactions for the sales of products and services totaled approximately $646,000 (32% of total revenue) and $2 million (44% of total revenue), respectively.  Related party revenues for the nine months ended January 31, 2013 and 2012 were approximately $3.7 million (48% of total revenue) and $3.5 million (50% of total revenue), respectively.  Included in accounts receivable at January 31, 2013 was approximately $69,000 from these customers.  Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2013 and 2012 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. ("BLM"), the owner of 71.3% of ILTS’s outstanding voting stock as of January 31, 2013.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions.  The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and nine months ended January 31, 2013 and 2012;
•	There were no accounts receivable balances from BLM as of January 31, 2013 and April 30, 2012;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $252,000 as of January 31, 2013 and April 30, 2012; and
•	There were no inventory balances held for BLM as of January 31, 2013 and April 30, 2012.

Philippine Gaming Management Corporation

In December 2011, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.1 million for lottery products.  Shipments of these products were completed in the first quarter of fiscal 2013, and the related revenue was recognized.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products during the three and nine months ended January 31, 2013 totaled approximately $2,000 and $1.1 million, respectively.  Revenues of $1.7 million and $3 million were recognized on the sale of lottery products and support services during the three and nine months ended January 31, 2012, respectively;

•
There was no deferred revenue balance as of January 31, 2013.  The deferred revenue balance in connection with the lottery product order received in December 2011 mentioned above totaled approximately $264,000 as of April 30, 2012; and

•	The accounts receivable balance from the sale of lottery products totaled $55,000 as of January 31, 2013, compared to $189,000 as of April 30, 2012.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

In December 2011, the Company signed a contract with STM for a complete DataTrakII lottery system valued at approximately $4.3 million.  This contract is scheduled to be completed by the fourth quarter of fiscal 2013.

In January 2013, the Company received from STM, an order valued at approximately $11 million for lottery products.  Shipments of these products are expected to begin and be completed in the fiscal year 2014.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $609,000 and $2.5 million were recognized on the performance of contract deliverables and support services during the three and nine months ended January 31, 2013, respectively.  Revenues of $245,000 and $400,000 were recognized on the performance of contract deliverables and support services during the three and nine months ended January 31, 2012, respectively;

•
Net costs and estimated earnings in excess of billings relating to the abovementioned contract received in December 2011 totaled $60,000 as of January 31, 2013, compared to $726,000 as of April 30, 2012;

•	There were deferred revenues of $9,000 on software support services as of January 31, 2013 and April 30, 2012; and
•	Accounts receivable from STM totaled $14,000 as of January 31, 2013. There was no accounts receivable balance as of April 30, 2012.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $35,000 and $105,000 were recognized on the sale of support services and licensing during the three and nine months ended January 31, 2013, respectively.  Revenues of $36,000 and $119,000 were recognized on the performance of contract deliverables, sale of support services and licensing during the three and nine months ended January 31, 2012, respectively;

•	There was no deferred revenue balance as of January 31, 2013, compared to $4,000 as of April 30, 2012; and
•	There were no accounts receivable balances from Natural Avenue as of January 31, 2013 and April 30, 2012.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and nine months ended January 31, 2013, the Company incurred services of approximately $65,000 and $145,000, respectively, which are shown as part of cost of sales.  During the three and nine months ended January 31, 2012, the Company incurred approximately $51,000 and $152,000, respectively, which are shown as part of cost of sales.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables.  The carrying amounts of the Company’s financial instruments generally approximated their fair values as of January 31, 2013 and April 30, 2012 due to the short-term maturity of the instruments.

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

RESULTS OF OPERATIONS

Revenue Analysis	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2013	2012	Change	2013	2012	Change
Products:
Contracts	$1,567	$3,673	$(2,106)	$5,924	$5,291	$633
Spares	54	314	(260)	530	597	(67)
Licensing	88	47	41	315	160	155
Total Products	1,709	4,034	(2,325)	6,769	6,048	721
Services:
Software Support	195	198	(3)	594	581	13
Product Servicing and Support	102	251	(149)	330	407	(77)
Total Services	297	449	(152)	924	988	(64)
	$2,006	$4,483	$(2,477)	$7,693	$7,036	$657

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

Contract revenue for the three months ended January 31, 2013 was approximately $1.6 million, compared to $3.7 million for the corresponding period in 2012.  The significant decrease was primarily due to the fewer contract activities for the voting segment, compared to the corresponding period in 2012.  For the nine months ended January 31, 2013, contract revenue was approximately $5.9 million, compared to $5.3 million for the corresponding period in 2012.  Slightly higher contract revenue was primarily due to increased contract activities for the gaming segment, partially offset by decreased contract activities for the voting segment.

Spares revenue for the three months ended January 31, 2013 was $54,000, compared to $314,000 for the same period in 2012.  The decrease was primarily due to lower demand for spare parts from customers in the gaming segment.  Spares revenue for the nine months ended January 31, 2013 remained relatively constant at $530,000, compared to $597,000 for the corresponding period in 2012.  Customers’ demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended January 31, 2013 was $88,000, compared to $47,000 in 2012.  For the nine months ended January 31, 2013, licensing revenue was $315,000, compared to $160,000 for the corresponding period in 2012.  The higher licensing revenues were primarily due to the additional executed licensing agreements related to the voting segment.

Software support revenue for the three months ended January 31, 2013 was $195,000, compared to $198,000 for the same period in 2012.  For the nine months ended January 31, 2013, software support revenue was $594,000, compared to $581,000 in the same period in 2012.  Software support revenues remained relatively flat compared to the corresponding periods in 2012.

Product servicing and support revenue for the three months ended January 31, 2013 was $102,000, compared to $251,000 for the corresponding period in 2012.  For the nine months ended January 31, 2013, product servicing and support revenue was $330,000, compared to $407,000 for the same period in the prior year.  The decreases were primarily due to lower demand for support services from a customer in the gaming segment, partially offset by slightly higher demand for support services from customers in the voting segment.

Related party revenue of approximately $646,000 accounted for 32% of total revenue in the three months ended January 31, 2013, compared to $2 million or 44% of total revenue in the corresponding period in 2012.  For the nine months ended January 31, 2013, related party revenue of approximately $3.7 million accounted for 48% of total revenue, compared to $3.5 million or 50% of total revenue in the corresponding period in 2012.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended January 31,				Nine Months Ended January 31,
(Amounts in thousands)	2013		2012		2013		2012
Revenues:
Products	$1,709	85%	$4,034	90%	$6,769	88%	$6,048	86%
Services	297	15%	449	10%	924	12%	988	14%
Total revenues	$2,006	100%	$4,483	100%	$7,693	100%	$7,036	100%

Cost of sales:
Products	$1,372	68%	$2,960	66%	$4,222	55%	$4,931	70%
Services	146	7%	195	4%	349	5%	350	5%
Total costs of sales	$1,518	75%	$3,155	70%	$4,571	60%	$5,281	75%

Gross profit:
Products	$337	17%	$1,074	24%	$2,547	33%	$1,117	16%
Services	151	8%	254	6%	575	7%	638	9%
Total gross profit	$488	25%	$1,328	30%	$3,122	40%	$1,755	25%

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

Overall gross profit margin was 25% for the three months ended January 31, 2013, compared to 30% for the corresponding period in 2012.  The lower profit margin was primarily due to fewer contract activities and the lower profit margins achieved on the sale of certain spare parts during the three months ended January 31, 2013.  For the nine months ended January 31, 2013, overall gross profit margin was 40% compared to 25% for the corresponding period in 2012.  Significantly higher gross profit margin was primarily due to lower production overhead costs resulting from the allocation of labor resources to contract activities, partially offset by higher support service costs incurred.

Research and Development Expenses

We did not incur any research and development expenses ("R&D") for the three and nine months ended January 31, 2013.  For the three and nine months ended January 31, 2012, R&D expenses were $7,000 and $31,000, respectively.  While we continue to enhance our products, we anticipate that R&D expenses will be very minimal, if any, in the remaining quarter of fiscal 2013 as we dedicate our efforts to the marketing and sale of new voting systems.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended January 31, 2013 were $580,000, compared to $596,000 in the same period in 2012.  SG&A expenses remained relatively constant, compared to the corresponding period in 2012.  For the nine months ended January 31, 2013, SG&A expenses were approximately $1.8 million, compared to $1.9 million for the corresponding period in 2012.  Slightly lower SG&A expenses were primarily due to the decreased proposal and trade show activities for both the voting and gaming segments, partially offset by higher employee-related expenses.  We anticipate that SG&A expenses will remain relatively constant in the remaining quarter of fiscal 2013.

Income Tax Provision

The provision for income taxes was $20,000 for the nine months ended January 31, 2013.  The effective tax rate differed from the statutory tax rate primarily due to valuation allowances and net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of January 31, 2013 was approximately $6 million.

Contract backlog as of January 31, 2013 was approximately $20.3 million.  Of this amount, approximately $11.4 million will be derived from two gaming contracts executed with a related customer.  The remaining contract backlog amount of approximately $8.9 million is related to gaming and voting contracts with unrelated customers.

Additional sources of cash through January 31, 2014 are expected to be derived from spares, software and technical support and licensing revenues.  Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2014, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period.  We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2014.  Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Nine Months Ended January 31,
	2013	2012	Increase
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$3,734	$(404)	$4,138
Investing activities	33	(107)	140
Net increase (decrease) in cash and cash equivalents	$3,767	$(511)	$4,278

Cash Flow Analysis

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses.

Our net cash provided by operating activities was approximately $3.7 million for the nine months ended January 31, 2013, compared to the net cash used in operating activities of $404,000 for the same period in 2012.  The primary factors contributing to the change in the reported cash flow amounts related to the increased deferred revenues and the net income of approximately $1.3 million in 2013, compared to the net loss of $170,000 in 2012.  In addition, the decrease in inventories contributed to the change in the reported cash flow amounts.  Furthermore, the timing of customer contract performance impacted the cost and earnings in excess of billings on an uncompleted contract, and settlement of vendor invoices related to inventory purchases attributed to the change in the reported cash flow amounts.

Net cash provided by investing activities was $33,000 for the nine months ended January 31, 2013, compared to the net cash used in investing activities of $107,000 in 2012.  The higher net cash provided by investing activities in the nine months ended January 31, 2013 was primarily due to the redemption of a certificate of deposit, partially offset by an increase in capital expenditures compared to the same period in 2012.  Higher capital expenditures in 2013 were related to the purchase of voting rental and computer equipment.

There were no financing activities during the nine months ended January 31, 2013 or 2012.

Capital Resources

As of January 31, 2013, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: March 13, 2013	/s/	Jeffrey M. Johnson
Jeffrey M. Johnson President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)