Form 10-K
period 2013-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2013-07-09
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of October 31, 2012 was approximately $1,747,311 (based on the closing price of $0.47 per share as reported on the OTC Markets on such date). Shares of the registrant's common stock held by each officer and director of the registrant and by each person or entity who is known to own beneficially 5% or more of the registrant's outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 9, 2013 was 12,962,999.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 15.	Exhibits and Financial Statement Schedules	49

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

Organizational History

We are a leading supplier of computerized wagering systems for the lottery and pari-mutuel racing industries. In addition, in recent years, our company has developed certified end-to-end optical scan voting systems and a full-featured Election Management System that provides precinct tabulation, ballot review and audio voting capability.

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

Voting Segment

We generate revenue by developing, manufacturing, licensing and supporting voting systems for governmental and non-governmental election jurisdictions in the United States under the name of Unisyn Voting Solutions, Inc.

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

The point-of-sale, proprietary components of our systems are the Datamark and Intelimark families of ticketing terminals. These terminals are compact, reliable, microprocessor-based units, which scan bet slips or interpret operator-input data in order to produce a ticket receipt to be retained by the customer.

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

Wagering Application Software

The principal component of our wagering system is the suite of applications that make up our DataTrak central system. The central system controls the operation of the entire lottery installation, and it performs the following functions:

•	Maintains communication with each point-of-sale terminal;
•	Ensures complete end-to-end security;
•	Logs all activity and wagers in multiple (redundant) locations;
•	Populates a commercially available database in real time with high level security;
•	Identifies tickets using lottery game draw results;
•	Calculates pari-mutuel prize pool amounts that are used to determine the dividend of a given winning ticket;
•	Allows the use of other third party software products to analyze and compile management data; and
•	Provides mission critical fault tolerance.

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

We have developed many models of Datamark terminals throughout our company’s history. One of the versions in the Datamark family which we currently offer is the XClaim terminal. Its optical mark reader and thermal printer require little or no adjustments or maintenance. It is economically priced and extremely easy to use with features that increase operator efficiency and reduce transaction time. The XClaim can be programmed to meet the specific operating requirements of each individual customer. A keyboard is provided for operator input and an LCD displays the wagering details.

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

Additionally, ILTS offers customized terminal solutions based on specific customer requirements. This includes the procurement of components that meet customer functional specifications and packaging of these components into an ILTS terminal design.

Spare Parts

In addition to sales of terminals and central system software and hardware systems, we also realize ongoing revenue from the sale of spare parts for use in the repairs and maintenance of the terminal population.

Software and Technical Support Agreements

We offer software maintenance agreements which feature:

•	Telephone hotline, onsite and e-mail support;
•	Standard upgrades and patches; and
•	Primary technical support for third-party software products purchased through ILTS.

Additionally, we offer software modifications and enhancements to satisfy specific customer requirements.

Voting Systems

In recent years, Unisyn has devoted significant resources in developing certified end-to-end optical scan voting systems and a full-featured Election Management Software (“EMS”) that provides precinct tabulation, ballot review and audio voting capability. In addition to the Inkavote Plus Precinct Ballot Counter (“PBC”) system certified by the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), our company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the Election Assistance Commission (“EAC”) for its OpenElect® digital optical scan election system - a digital scan voting system built with Java on a streamlined and hardened Linux platform. As part of a jurisdiction's procurement process, we provide the OpenElect® products’ source code for independent review.

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

•
OpenElect® Voting Interface is a multi-faceted and robust voting device which has features to accommodate voters with disabilities and facilitate precinct voting, early voting and vote center voting, along with other non-geographical use. This device meets or exceeds all requirements of the Help America Vote Act (“HAVA”); and

•
OpenElect® Voting Central Scan is a high-speed digital scan voting unit designed to tabulate election day, early vote, vote center, absentee, provisional and recounted ballots at a jurisdiction’s central operation center.

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

Election Management Software

The EMS, consisting of the Ballot Data Generator and the Vote Tabulator software applications work together to perform the following functions:

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

Product Markets

Our revenue from the sale of lottery and totalizator systems is almost exclusively derived from contracts with international customers. We also derive revenue from selling our voting products and services directly to county election jurisdictions and distributors in the United States.

Revenue for software support and onsite technical support services is derived from providing the services to customers in the voting segment and related parties in the gaming segment.

Competitive Business Conditions

Lottery and Pari-Mutuel Segment

We compete primarily in the lottery and totalizator industries by providing high-quality wagering systems and terminals that are reliable, secure and provide high speed transaction processing. In addition, we believe that we offer our customers greater flexibility in design and custom options than our competitors do. The market for lottery system contracts is highly competitive. In general, our competitors have significantly greater resources than we do. Although our sales in the United States have been insignificant, we believe that our company has been a substantial factor in the international marketplace for lottery systems.

Our principal competitors in the market are as follows:

•	GTECH Corporation;
•	Scientific Games Corporation;
•	Intralot, S.A.; and
•	Morpho.

Voting Segment

The market for our OpenElect® voting systems is highly competitive and saturated. However, the early 2005 EAC certification has given us the advantage of securing various state certifications which our competitors have yet to achieve. We were the first manufacturer to receive the 2005 EAC certification for a precinct based digital based optical scan system. Our enhanced security system has the ability to be modified easily for additional features to the current system. This sets our products apart from the older and less flexible products of our competitors. Our competitors are more established and have solid user bases in the market. Although we are operating in a highly competitive environment, we believe we are well positioned to capture a fair share of the sales of optical scan voting systems.

Our principal competitors in the market are as follows:

•	Election Systems & Software, Inc.;
•	Dominion Voting Systems Corporation; and
•	Hart InterCivic, Inc.

Manufacturing Processes

We produce terminals and voting systems, repair modules, and supply spare parts from our domestic facility located in Vista, California. During recent years, the design of certain high-production units has been streamlined. This cost saving measure allows us to easily outsource the assembly of these units to local manufacturers based on production volume, while maintaining control over the materials and quality.

Our manufacturing processes were also inspected by the Election Assistance Commission (“EAC”) in November 2010 to verify compliance with the requirements of Section 8.5 of the EAC Test and Certification Manual. Unisyn passed all inspections and is currently recognized as a manufacturer of voting devices by the EAC.

Materials and Suppliers

For terminal and voting system components, including spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier. Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability. For the year ended April 30, 2013, five vendors accounted for approximately 73% of the Company’s lottery and voting product purchases (or 18%, 18%, 15%, 12%, and 10% individually). For the year ended April 30, 2012, two vendors accounted for approximately 37% of the Company’s lottery and voting product purchases (or 26% and 11% individually).

Dependence upon a Few Customers

Our business to date has been dependent on major contracts from a specific pool of lottery operators and limited customer base in the voting segment. Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.

	April 30, 2013	April 30, 2012
Revenue:
From unrelated customers	One customer from the gaming segment accounted for 30% of total revenue and one customer from the voting segment accounted for 22% of total revenue.	One customer from the voting segment accounted for 32% of total revenue.

From related customers	Two customers from the gaming segment accounted for 38% of total revenue or 28% and 10% individually.	Two customers from the gaming segment accounted for 49% of total revenue or 32% and 17% individually.

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

Regulations

The countries in which we market our products generally implement regulations to govern lottery or totalizator operations, and the appropriate governing body could restrict or ban operations in these countries. Any such action could have a material adverse effect on our company. Additionally, the purchases of voting systems by governments and municipalities are typically conducted through procurement regulations with which we must comply.

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

We did not incur any research and development expenses (“R&D”) for the year ended April 30, 2013. For the year ended April 30, 2012, we incurred $31,000, which consisted primarily of labor costs for the development of a new product in the lottery segment. None of the R&D expenses were borne by our customers.

Environment Effects

There were no significant capital expenditures required to comply with laws relating to the protection of the environment.

Employees

As of April 30, 2013, we had 35 employees employed on a full-time equivalent basis. We have no employees that are members of labor unions. We believe our relationship with our employees is satisfactory.

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
Our business to date has been dependent on major contracts from a few different customers. During the fiscal year ended April 30, 2013, only four customers accounted for 90% of our total revenue. Additionally, during the fiscal year ended April 30, 2013, two customers that accounted for 38% of our total revenue are related parties to our company. The loss of one or more of these customers or failure to replace completed contracts with new contracts from existing customers would have a material adverse effect on our business.

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
In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. Hence, comparative results between periods may not be indicative of trends in revenue. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2014. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

Interpretations and applications of policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.
Revenue associated with the sale and licensing of our company’s voting system products and services will be recognized in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). As our transactions increase in complexity with the sale of multi-element products and services, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with U.S. GAAP; however these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

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

The voting segment of our business is critically dependent on our ability to obtain federal and state certification for our voting system products.
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
The countries in which we market our products generally have regulations governing lottery or totalizator operations, and the appropriate governing body could restrict or ban operations in these countries. Any such action could have a material adverse effect on our company and our customers’ operations. Foreign countries often impose restrictions on corporations seeking to do business within their borders, including foreign exchange controls, and in some jurisdictions, requirements for domestic manufacturing content.  In addition, laws and legal procedures in these countries may differ from those generally existing in the United States. Conducting business in these countries may involve additional risks in protecting our business and assets, including proprietary information. Changes in foreign business restrictions or laws could have a significant impact on our operations.

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

Volatility of stock price
Our common stock is currently quoted on the OTC Markets and has previously been quoted on the OTC Bulletin Board. Stocks quoted on the OTC Markets and OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. Our stock price is affected by a number of factors, including quarterly variations in financial results, the competitive landscape, general economic and market conditions, and estimates and projections by the investment community.

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

Our common stock is traded under the symbol ITSI on the OTC Markets. As of May 14, 2013, there were 12,962,999 common shares outstanding and approximately 827 shareholders of record. As of May 14, 2013, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management and directors owned approximately 1% of the outstanding shares.

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

The following table sets forth the quarterly high and low closing sale prices per share of our company’s common stock for fiscal years 2013 and 2012:

	Market Price of ILTS Common Stock
	High	Low
Fiscal Year Ended April 30, 2013
First Quarter	$0.56	$0.39
Second Quarter	0.47	0.29
Third Quarter	1.19	0.33
Fourth Quarter	1.23	0.95

Fiscal Year Ended April 30, 2012
First Quarter	$0.34	$0.18
Second Quarter	0.29	0.17
Third Quarter	0.70	0.20
Fourth Quarter	0.65	0.31

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

For sales of hardware products, we provide various hardware components containing software essential to the hardware product’s functionality, and other components depending on the customers’ needs. We allocate revenue to these deliverables using the relative selling price method. Because we have not established VSOE or TPE for the hardware, with essential software, revenue is allocated based on ESPs. Determining ESPs requires management’s judgment. Revenue is recognized upon shipment of the hardware and the related essential software, provided the other conditions for revenue recognition have been met. We also provide software support and product support services on a standalone basis from the sales of the hardware. Amounts allocated to software support and product support services are based on VSOE using hourly or daily billing rates. Revenue is deferred until the services are performed. For annual software licenses, we use VSOE. Amounts allocated to annual software licenses are deferred and recognized on a straight-line basis over the service period, which is typically one year.

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

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $5.4 million and $687,000 as of April 30, 2013 and 2012, respectively, represent prepayments for products and services related to lottery terminals, use of the OpenElect® and PBC voting systems and other software and technical support services. Deferred cost of revenues of approximately $132,000 and $6,000 as of April 30, 2013 and 2012, respectively, consist of the direct costs associated with lottery terminals, software support and manufacture of voting systems. We will recognize the revenues and related cost of revenues upon fulfillment of the prescribed criteria for revenue recognition.

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

Results of Operations

Revenue Analysis
	Years Ended
(Amounts in thousands)	April 30,
Revenues	2013	2012	Change
Products:
Contracts	$8,290	$9,313	$(1,023)
Spares	543	1,011	(468)
Licensing	483	412	71
Total Products	9,316	10,736	(1,420)
Services:
Software Support	776	787	(11)
Product Servicing and Support	479	561	(82)
Total Services	1,255	1,348	(93)
	$10,571	$12,084	$(1,513)

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

Contract revenue for the year ended April 30, 2013 was approximately $8.3 million, compared to $9.3 million for fiscal 2012. The decrease is primarily due to lower turnkey lottery system sales and decreased contract activities in the voting segment, compared to those in fiscal 2012. The decrease is partially offset by the increase in hardware component sales related to the totalizator industry and a lottery system contract.

Spares revenue for the year ended April 30, 2013 was $543,000, compared to $1 million for fiscal 2012, reflecting lower customer demand for spare parts in fiscal 2013. We derived spares revenue from various customers for shipments of spare orders during the years ended April 30, 2013 and 2012. Customer demand for spare parts fluctuates from period to period and may not be indicative of trends in spares revenue.

Licensing revenue for the year ended April 30, 2013 was $483,000, compared to $412,000 for fiscal 2012. We derived licensing revenue from executed voting and lottery contracts. Higher licensing revenue was primarily due to additional executed licensing agreements related to the voting segment.

Software support revenue for the year ended April 30, 2013 was $776,000, compared to $787,000 for fiscal 2012. Software support revenue remained relatively flat.

Product servicing and support revenue decreased to $479,000 in 2013 from $561,000 in 2012. The decrease was primarily due to lower demand for support services from customers in the gaming segment, partially offset by slightly higher demand for support services in the voting segment.

Related party revenue of approximately $4.2 million accounted for 40% of total revenue in the year ended April 30, 2013, compared to $6.1 million or 51% of total revenue in fiscal 2012.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:
	Years Ended April 30,
(Amounts in thousands)	2013		2012
Revenues:
Products	$9,316	88%	$10,736	89%
Services	1,255	12%	1,348	11%
Total revenues	$10,571	100%	$12,084	100%

Cost of sales:
Products	$6,282	59%	$7,792	65%
Services	413	4%	511	4%
Total costs of sales	$6,695	63%	$8,303	69%

Gross profit:
Products	$3,034	29%	$2,944	24%
Services	842	8%	837	7%
Total gross profit	$3,876	37%	$3,781	31%

In general, individual contracts are significant in value and are awarded in a highly competitive bidding process. Gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions. Accordingly, comparative results between periods may not be indicative of trends in gross profit margin.

Overall gross profit margin was 37% for fiscal 2013, compared to 31% for fiscal 2012. Higher gross profit margin was primarily due to lower production overhead costs resulting from the allocation of labor resources to contract activities. In addition, an impairment charge of approximately $334,000 associated with kit inventory reflected in cost of sales for fiscal 2012 attributed to the variance in gross profit margin.

Other Operating Expenses Analysis
	Years Ended April 30,
	2013		2012
(Amounts in thousands)		% of Revenue		% of Revenue
Research and Development	$-	-%	$31	-%
Selling, General and Administrative	2,325	22%	2,498	21%
Other Operating Expenses	$2,325	22%	$2,529	21%

Research and Development Expenses

We did not incur any research and development ("R&D") expenses for the fiscal 2013. For the year ended April 30, 2012, R&D expense was approximately $31,000. R&D expense consisted primarily of labor costs for the development of a new product in the gaming segment. While we continue to enhance our products, we anticipate R&D expenses will be minimal in the coming fiscal year as we dedicate our efforts to the marketing and sale of new voting systems.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the year ended April 30, 2013 decreased by $173,000 compared to those of prior fiscal 2012, reflecting lower expenses associated with marketing and proposal efforts. We anticipate SG&A expenses will increase moderately in fiscal 2014 as we continue to increase our sales and marketing efforts.

Income Tax Benefit

In fiscal 2013, we recorded an income tax benefit of approximately $1.6 million related to a tax benefit for the reduction in the valuation allowance. We reduced the valuation allowance after determining that a portion of the deferred tax assets is more likely than not to be realizable due to expected future income.

Liquidity and Capital Resources

Liquidity

Our net working capital at April 30, 2013 was approximately $7.8 million.

Contract backlog at April 30, 2013 was approximately $18.3 million. Of this amount, approximately $11 million was associated with a gaming contract executed with a related customer. The remaining contract backlog amount of approximately $7.3 million was related to gaming and voting contracts with unrelated customers. As of April 30, 2013, approximately $5.2 million of the contract backlog has been paid by customers.

Additional sources of cash through April 2014 are expected to be derived from spares revenue, software support and election support service revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2014, there can be no assurance we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2014. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Years Ended
	April 30, 2013	April 30, 2012	Increase (Decrease)
(Amounts in thousands)
Cash flow comparative:
Operating activities	$5,612	$(1,156)	$6,768
Investing activities	(1,136)	58	(1,194)
Net increase (decrease) in cash and cash equivalents	$4,476	$(1,098)	$5,574

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

Operating Activities

Net cash provided by operating activities was approximately $5.6 million in fiscal 2013, compared to net cash used in operating activities of approximately $1.1 million in fiscal 2012. The primary factors contributing to the change in the reported cash flow amounts related to increased deferred revenues, increased accounts payable for inventory-related purchases, and completion of contract deliverables. These were partially offset by increased accounts receivable due to the timing of contract deliveries and the decrease in inventories.

Investing and Financing Activities

Net cash used in investing activities was approximately $1.1 million in fiscal 2013, compared to net cash provided by investing activities of $58,000 in 2012. Net cash used in investing activities for the year ended April 30, 2013 resulted from purchases of certificates of deposit, partially offset by the redemption of a matured certificate of deposit.

Capital expenditures amounted to $141,000 in fiscal 2013, compared to $191,000 in fiscal 2012. Expenditures in fiscal 2013 were primarily related to voting and computer equipment. Capital expenditures in fiscal 2012 were related to computer and manufacturing equipment.

There were no financing activities for the years ended April 30, 2013 and 2012.

Capital Resources

As of April 30, 2013, we did not have outstanding credit facilities.

Foreign Currency Fluctuation

Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on our revenue and expense. Such effect may be material in any individual reporting period. No material foreign currency transactions occurred during the years ended April 30, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") had issued certain other accounting pronouncements as of April 30, 2013 that will become effective in subsequent periods; however, we do not believe any of those pronouncements are relevant to our business or would have significantly affected our financial accounting measurements or disclosures had they been in effect during fiscal 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K
(Page)

Report of Independent Registered Public Accounting Firm	25

Consolidated Financial Statements:

Balance Sheets as of April 30, 2013 and 2012	26

Statements of Operations for the years ended April 30, 2013 and 2012	27

Statements of Shareholders’ Equity for the years ended April 30, 2013 and 2012	28

Statements of Cash Flows for the years ended April 30, 2013 and 2012	29

Notes to Consolidated Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiary as of April 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. International Lottery & Totalizator Systems, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiary as of April 30, 2013 and 2012, and their results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California
July 9, 2013

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	April 30, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,259	$2,783
Certificates of deposit	1,245	250
Accounts receivable, net of allowance for doubtful accounts of $75	2,054	789
Costs and estimated earnings in excess of billings on uncompleted contracts	-	726
Deferred cost of revenue	132	6
Inventories	3,665	2,659
Deferred income taxes	1,555	-
Other current assets	298	238
Total current assets	16,208	7,451
Equipment, furniture and fixtures, net	573	482
Other noncurrent assets	53	49
Total assets	$16,834	$7,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,180	$1,070
Accrued payroll and related taxes	384	388
Warranty reserves	139	169
Payable to Parent	202	252
Other current liabilities	38	63
Deferred revenues	5,451	687
Total current liabilities	8,394	2,629
Long-term liabilities	-	12
Total liabilities	8,394	2,641
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(47,930)	(51,029)
Total shareholders' equity	8,440	5,341
Total liabilities and shareholders' equity	$16,834	$7,982

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
	Years Ended
	April 30,
	2013	2012
Revenues:
Sales of products	$9,316	$10,736
Services	1,255	1,348
	10,571	12,084
Cost of sales:
Cost of product sales	6,282	7,792
Cost of services	413	511
	6,695	8,303
Gross profit	3,876	3,781

Research and development expenses	-	31
Selling, general and administrative expenses	2,325	2,498
Income from operations	1,551	1,252

Other income:
Interest and dividend income	1	2
Other	-	4
Income before (benefit) provision for income taxes	1,552	1,258
(Benefit) provision for income taxes	(1,547)	25
Net income	$3,099	$1,233
Net income per share:
Basic	$0.24	$0.10
Weighted average shares used in computation of net income per share:
Basic	12,963	12,963

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at April 30, 2011	12,963	$56,370	$(52,262)	$4,108
Net income			1,233	1,233
Balance at April 30, 2012	12,963	56,370	(51,029)	5,341
Net income			3,099	3,099
Balance at April 30, 2013	12,963	$56,370	$(47,930)	$8,440

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	April 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,099	$1,233
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	181	141
Inventory obsolescence reserve	-	334
Deferred income taxes	(1,555)	-
Warranty reserve expense	153	159
Impairment charge for patent write-off	-	16
Changes in operating assets and liabilities:
Accounts receivable	(1,265)	(586)
Costs and estimated earnings in excess of billings on uncompleted contracts	726	(694)
Deferred cost of revenues	(126)	107
Inventories	(1,137)	(2,557)
Other current assets	(64)	(106)
Accounts payable	1,110	918
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(231)
Accrued payroll and related taxes	(4)	62
Warranty reserves	(183)	(21)
Payable to Parent	(50)	1
Other liabilities	(37)	(4)
Deferred revenues	4,764	72
Net cash provided by (used in) operating activities	5,612	(1,156)

Cash flows from investing activities:
Purchases of certificates of deposit	(1,245)	(500)
Proceeds from redemption of certificates of deposit	250	749
Additions to equipment, furniture and fixtures	(141)	(191)
Net cash (used in) provided by investing activities	(1,136)	58

Net increase (decrease) in cash and cash equivalents	4,476	(1,098)
Cash and cash equivalents at beginning of year	2,783	3,881
Cash and cash equivalents at end of year	$7,259	$2,783

Supplemental cash flow information:
Cash paid for income taxes	$48	$-

Non-cash inventory activities:
Inventory transferred to equipment	$131	$-

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

For sales of hardware products, the Company provides various hardware components containing software essential to the hardware product’s functionality, and other components depending on the customers’ needs. The Company allocates revenue to these deliverables using the relative selling price method. Because the Company has not established VSOE or TPE for the hardware, with essential software, revenue is allocated based on ESPs. Revenue is recognized upon shipment of the hardware and the related essential software, provided the other conditions for revenue recognition have been met. The Company also provides software support and product support services on a standalone basis from the sales of the hardware. Amounts allocated to software support and product support services are based on VSOE using hourly or daily billing rates. Revenue is deferred until the services are performed. For annual software licenses, the Company uses VSOE. Amounts allocated to annual software licenses are deferred and recognized on a straight-line basis over the service period, which is typically one year.

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

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $5.4 million and $687,000 as of April 30, 2013 and 2012, respectively, represent prepayments for products and services related to lottery terminals, use of the OpenElect® and PBC voting systems and other software and technical support services. Deferred cost of revenues of approximately $132,000 and $6,000 as of April 30, 2013 and 2012, respectively, consist of direct costs associated with lottery terminals, software support and manufacture of voting systems. The Company will recognize revenues and related cost of revenues upon fulfillment of the prescribed criteria for revenue recognition.

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

Based on its evaluation, the Company determined that no additional allowance was required as of April 30, 2013. The Company maintained an allowance for doubtful accounts of $75,000 as of April 30, 2013 and 2012.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the fiscal years ended April 30, 2013 and 2012 is as follows:

(Amounts in thousands)
Balance at April 30, 2011	$31
Additional reserves	159
Charges incurred	(21)
Balance at April 30, 2012	169
Additional reserves	153
Charges incurred	(183)
Balance at April 30, 2013	$139

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

Foreign Currency Fluctuation

The Company’s reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period. No material foreign currency transactions occurred during the years ended April 30, 2013 and 2012.

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. Inventories consisted of the following:
	April 30,	April 30,
	2013	2012
(Amounts in thousands)
Raw materials and subassemblies	$2,872	$1,775
Work-in-process	33	63
Finished goods	760	821
	$3,665	$2,659

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which approximate three to seven years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets. At April 30, 2013 and 2012, and during the years ended April 30, 2013 and 2012, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following:
	April 30,	April 30,
	2013	2012
(Amounts in thousands)
Plant and machinery	$757	$724
Computer equipment	1,662	1,482
Leasehold improvement	201	190
Furniture, fixtures and equipment	96	91
Construction in progress	25	-
	2,741	2,487
Accumulated depreciation and amortization	(2,168)	(2,005)
Net equipment, furniture and fixtures	$573	$482

Net Income per Share

Basic net income per share was based on the weighted average number of shares outstanding during April 30, 2013 and 2012.

There were no outstanding options or other dilutive securities at April 30, 2013 and 2012.

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

The Company’s segment information is presented below (in thousands):
	As of and for the Year Ended April 30, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$7,396	$3,175	$10,571
Income from operations	1,502	49	1,551
Depreciation and amortization	112	69	181
Segment assets	14,886	1,948	16,834

	As of and for the Year Ended April 30, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$7,052	$5,032	$12,084
Income from operations	973	279	1,252
Depreciation and amortization	89	52	141
Segment assets	5,160	2,822	7,982

Geographic Revenues

Revenues by geographic area are as follows (in thousands):
	Years Ended
	April 30,
Customer Location	2013	2012

Asia	$4,197	$6,117
North America	3,178	5,320
Europe	3,196	647
	$10,571	$12,084

As of April 30, 2013 and 2012, all of the Company's assets were held in the United States. During the fiscal years ended April 30, 2013 and 2012, a significant portion of the Company’s revenues was derived from exports from the United States to foreign countries.

Major Customers

	April 30, 2013	April 30, 2012
Revenue:
From unrelated customers	One customer from the gaming segment accounted for 30% of total revenue and one customer from the voting segment accounted for 22% of total revenue.	One customer from the voting segment accounted for 32% of total revenue.

From related customers	Two customers from the gaming segment accounted for 38% of total revenue or 28% and 10% individually.	Two customers from the gaming segment accounted for 49% of total revenue or 32% and 17% individually.

Major Vendors

For the year ended April 30, 2013, five vendors accounted for approximately 73%, or 18%, 18%, 15%, 12%, and 10% individually, of the Company’s product purchases. For the year ended April 30, 2012, two vendors accounted for approximately 37%, or 26% and 11% individually, of the Company’s purchases.

3. CREDIT RISK

Of the cash and cash equivalents amount of approximately $7.3 million at April 30, 2013, approximately $1.5 million represents highly liquid money market funds which are not Federal Deposit Insurance Corporation (“FDIC”) insured. As of April 30, 2013, such other cash balances exceeded the FDIC limitation for coverage of $250,000 by approximately $5.6 million. The Company maintains its other cash balances primarily in three financial institutions. The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. INCOME TAXES

The (benefit) provision for income taxes is as follows (in thousands):
	Years Ended April 30,
	2013	2012

Current:
Federal	$5	$22
State	3	3
	8	25
Deferred:
Federal	(1,327)	-
State	(228)	-
Total	$(1,547)	$25

The following is a reconciliation of the expected income tax benefit or provision at the statutory federal income tax rate for the actual provision or benefit:

	Years Ended April 30,
	2013	2012
(Amounts in thousands)
Expected federal income tax provision	$528	$428
State taxes, net of federal benefit	2	2
Permanent differences	11	10
Change in valuation allowance	(2,088)	(6,218)
Net operating loss carryover expiration	-	5,804
Other	-	(1)
	$(1,547)	$25

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. As of April 30, 2013 and 2012, the Company had net deferred tax assets of $6.8 million and $8.6 million, respectively, primarily attributable to its net operating loss carryforwards as further described below. At April 30, 2013, the Company has provided a valuation allowance against the portion of its deferred tax assets that are more likely than not to be realized. Due to the signed sales contracts, the Company anticipates realizing a portion of its deferred tax assets. As of April 30, 2012, the Company recorded a valuation allowance against the entire balance of its deferred tax assets due to the uncertainty regarding realization at that time. The $1.8 million decrease in the deferred tax assets in 2013 was due to changes in the inventory reserve balance and due to the effects of the utilization of federal net operating loss carryforwards.

Significant components of the Company’s deferred tax assets are as follows:
	April 30,	April 30,
(Amounts in thousands)	2013	2012
Deferred tax assets:
Net operating loss, general business credit and AMT carryforwards	$5,531	$7,054
Deferred revenue	85	84
Reserves and accruals	1,188	1,445
	6,804	8,583
Deferred tax liabilities:
Other	(52)	(24)
Net deferred tax assets before valuation allowance	6,752	8,559
Valuation allowance	(5,197)	(8,559)
Net deferred tax asset	$1,555	$-

As of April 30, 2013, the Company has approximately $14.5 million in federal net operating loss carryforwards that will begin to expire in 2018, unless previously utilized. Additionally, as of April 30, 2013, the Company has approximately $1.6 million in California net operating loss carryforwards that will begin to expire in 2029, unless previously utilized. In addition, as of April 30, 2013, the Company has approximately $284,000 in federal research and development credit carryforwards that begin to expire in 2020, and $158,000 of California research and development credit carryforwards that can be carried forward indefinitely. The Company also has approximately $137,000 in federal alternative minimum tax credits that can be carried forward indefinitely.

Pursuant to the Tax Reform Act of 1986, Internal Revenue Code Section 382, utilization of the Company’s federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

The Company and its subsidiaries are subject to federal income tax as well as income tax from state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to April 30, 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

The Company recognizes interest and penalties as a component of income tax expense. There were no interest and penalties for the years ended April 30, 2013 and 2012.

5. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2013 and 2012, revenues from all related party agreements for sales of products and services totaled approximately $4.2 million (40% of total revenue) and $6.1 million (51% of total revenue), respectively. Included in accounts receivable at April 30, 2013 and 2012 was $411,000 and $189,000, respectively, from these customers. Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2013 and 2012 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2013.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third-party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the years ended April 30, 2013 and 2012;
•	There were no accounts receivable balances from BLM at April 30, 2013 and 2012;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $202,000 and $252,000 as of April 30, 2013 and 2012, respectively; and
•	There were no inventory balances held for BLM as of April 30, 2013 and 2012.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

In December 2011, the Company signed a contract with STM for a complete DataTrakII lottery system valued at approximately $4.3 million. The contract was completed in fiscal 2013 and the related revenue was recognized accordingly.

In January 2013, the Company received from STM, an order valued at approximately $11 million for lottery products. Shipments of these products are to begin and be completed in fiscal 2014.

The financial activities and balances related to transactions with STM were as follows:

•
Revenue recognized on the performance of contract deliverables and sale of support services totaled approximately $3 million during the year ended April 30, 2013, compared to $2 million in fiscal 2012;

•
There was no net billings in excess of costs and estimated earnings balance as of April 30, 2013. Net cost and estimated earnings in excess of billings related to the abovementioned contract received in 2011 totaled approximately $726,000 as of April 30, 2012;

•
The deferred revenue balance in connection with the lottery product order received in December 2011 and software support services totaled approximately $3.3 million as of April 30, 2013. The deferred revenue balance was $9,000 as of April 30, 2012 related to software support services; and

•	Accounts receivable balance from STM totaled $410,000 as of April 30, 2013. There was no accounts receivable balance as of April 30, 2012.

Philippine Gaming Management Corporation

In December 2011, the Company received from Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM, an order valued at approximately $1.1 million for lottery products. Shipments of these products were completed in fiscal 2013 and the related revenue was recognized accordingly.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products and support services totaled approximately $1.1 million during the year ended April 30, 2013. For the year ended April 30, 2012, revenue recognized on the sale of lottery products and software support services totaled approximately $3.8 million;

•
There was no deferred revenue balance as of April 30, 2013. The deferred revenue balance in connection with the lottery product order received in December 2011 mentioned above totaled approximately $264,000 as of April 30, 2012; and

•	There was no accounts receivable balance as of April 30, 2013. Accounts receivable totaled $189,000 as of April 30, 2012.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery and software products, support services and spare parts.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
During the year ended April 30, 2013, revenue of $142,000 was recognized on the sale of support services and licensing. Revenue of $243,000 was recognized on the performance of contract deliverables and sale of support services during the year ended April 30, 2012;

•	There were deferred revenue balances of $4,000 on lottery product licensing as of April 30, 2013 and 2012; and
•	Accounts receivable totaled $1,000 as of April 30, 2013. There was no accounts receivable balance from Natural Avenue as of April 30, 2012.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the year ended April 30, 2013, the Company incurred approximately $196,000. The same amount was incurred during the year ended April 30, 2012.

6. CONTRACTS IN PROCESS

The amounts by which total costs exceeded or were less than billings on uncompleted contracts are as follows (in thousands):
	April 30,	April 30,
	2013	2012
Costs incurred and estimated earnings recognized on uncompleted contracts	$4,295	$6,340
Billings on uncompleted contracts	(4,295)	(5,614)
	$-	$726

The amounts shown in the table above are included in the associated balance sheet as follows (in thousands):
	April 30,	April 30,
	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$726
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
	$-	$726

7. LEASES

On April 12, 2012, the Company entered into an amendment agreement to extend the term of its building lease to November 30, 2015. Effective December 1, 2012, the monthly base rent payment was $13,900 for the first year of the lease and the monthly base rent payments will be $14,400 and $15,000 for years two and three, respectively. The agreement also provides for one month of free rent.

Future minimum lease payments for all operating leases are as follows (in thousands):
For Fiscal Year Ending April 30,	Minimum Lease Payments
2014	$155
2015	176
2016	105
$436

Rent expense for all operating leases for the years ended April 30, 2013 and 2012 was $170,000 and $186,000, respectively.

8. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the years ended April 30, 2013 or 2012. The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2013 and 2012 due to the short-term maturity of the instruments.

10. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

The FASB had issued certain other accounting pronouncements as of April 30, 2013 that will become effective in subsequent periods; however, the Company does not believe any of those pronouncements are relevant to its business or would have significantly affected its financial accounting measurements or disclosures had they been in effect during fiscal 2013.

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

Management has conducted, with the involvement of our Principal Executive Officer (and Principal Financial Officer), and our Director of Corporate Affairs, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2013. Management’s assessment of internal controls over financial reporting was based on the framework in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of April 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Theodore A. Johnson, 73, has been Chairman of the Board since 1994. He is also Chairman of the Executive Committee, Audit Committee and a member of the Executive Compensation Committee, Nominating Committee and Affiliations Committee. Mr. Johnson served as Director from 1979 to 1993. He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital consulting company since 1992. Mr. Johnson also holds directorships in other private corporations, including an applied research organization which is run by the University of Minnesota.

Chan Kien Sing, 57, has been Director since 1993. He is Chairman of the Executive Compensation Committee and Nominating Committee.  In addition, Mr. Chan is a member of the Executive Committee. He also serves as Executive Director of Berjaya Group Berhad, a Malaysian holding company since July 1993. In addition, he is an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”) and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.

Martin J. O’Meara, Jr., 84, has been Director since 1979. He is Chairman of the Affiliations Committee and a member of the Audit Committee. Mr. O’Meara, Jr. is presently a retired businessman. Previously he served as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.

Alain K. Lee, 56, has been Director since 1999. He is a member of the Executive Compensation Committee and Audit Committee. Presently, Mr. Lee serves as a business consultant since 2007. He served as Executive Vice President and Director of Roadhouse Grill, Inc. from 1998 to 2007. He has previously served as a member of the Executive Committee of the Company.

Ooi Lee Meng, 52, has been Director since January 2006. He is a member of the Executive Committee and Nominating Committee. Mr. Ooi holds a directorship in Berjaya-ILTS Ltd. He serves as Senior General Manager (Business Development) of Sports Toto Malaysia Sdn Bhd, a related company of ILTS, since October 2005. Previously he served as Executive Vice President of ILTS from September 2002 to April 2005.

Rayvin Yeong Sheik Tan, 33, became Director of the Company on July 15, 2008. He serves as an Executive Director of the Board of Berjaya Corporation Berhad, a diversified business entity based in Kuala Lumpur, Malaysia, since September 2005. Mr. Tan joined the Berjaya Group of Companies in May 2001 as Senior Manager (Corporate Affairs) of Kota Raya Development Sdn Bhd and Noble Circle Management Sdn Bhd.  Mr. Tan also serves as Executive Director of Cosway Corporation Limited, a subsidiary company in the Berjaya Corporation group of companies. In addition, he is Chairman of Berjaya Sanhe Real Estate Development Co. Ltd. and Berjaya (China) Great Mall Co. Ltd. He is also a Director of Berjaya Lottery Management (HK) Limited and served as an Executive Director of Berjaya Sports Toto Berhad.

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

Mr. Johnson has a broad background in managing and serving on the boards of directors of small companies. He has served as Chairman and CEO of another public company in the past and has served on the boards of directors of over 20 companies and venture capital funds. In addition, when he ran a venture capital operation, he was involved in the structuring, managing and financing of over 46 companies during a 20-year period. He is currently CEO and President of TJ Ventures, Inc. which provides consulting services to a variety of early stage companies. Presently, he is on the board of directors of one private company and an applied research organization run by the University of Minnesota.

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

Mr. Lee  has extensive business and leadership experience in an executive and management capacity in both private and public companies including most recently serving as Executive Vice President and Director of Roadhouse Grill, Inc. He is a certified and chartered accountant from the United Kingdom. He brings financial and accounting expertise to our board due to his previous training and experience with big 4 public accounting practices and as a financial executive in both private and public companies.

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

Risk Oversight

Our board of directors is responsible for consideration and oversight of the risks facing the Company and its subsidiary. Our board of directors regularly reviews information provided by management in order to ensure that material risks are identified and managed appropriately. Our board considers, as appropriate, risks among other factors in reviewing our strategy, business plan, budgets and major transactions. Our board committees assist the full board of directors’ oversight of our material risks by focusing on risks related to the particular area of concentration of the relevant committee. For example, the compensation committee oversees risks related to our executive compensation plans and arrangements, the audit committee oversees financial reporting and control risks and the nominating committee oversees risks associated with the independence of our board of directors and potential conflicts of interest, the affiliations committee oversees related party activities to ensure fair and equitable pricing strategies. The full board of directors incorporates the insight provided by these reports into its overall risk oversight analysis.

Board Diversity

Although the nominating committee may consider whether nominees assist in achieving a mix of board members that represents a diversity of background and experience, which is not only limited to race, gender or national origin, we have no formal policy regarding board diversity.

Executive Officer of the Registrant

Jeffrey M. Johnson, 52, was appointed as President effective January 2007 and has been the Acting Chief Financial Officer since October 2011. He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.

There are no family relationships among members of our executive officers or our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee consisting of Messrs. Johnson, O’Meara, Jr. and Lee. The Audit Committee held five meetings during the year.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls. During fiscal years 2013 and 2012, all services were pre-approved by the Audit Committee. The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s Independent Registered Public Accounting Firm.

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

The following table sets forth, for the fiscal years ended April 30, 2013 and 2012, the compensation earned by the principal executive officer, the principal financial officer of the Company, and one other individual earning in excess of $100,000 during such years (the “Named Executive Officers”).
Summary Compensation Table

Name And		Salary	Bonus	Stock Wards	Option Awards	None-Equity Incentive Plan Compensaion	Non-Qualified Deferred Compensation Earnings	All Other Compensaion		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Jeffrey M. Johnson	2013	$163,000	$10,000	$-	$-	$-	$-	$8,405	(1)	$181,405
President/Acting Chief Financial Officer	2012	$160,000	$-	$-	$-	$-	$-	$8,405	(1)	$168,405
Barry Herron	2013	$150,000	$-	$-	$-	$-	$-	$35,000	(2)	$185,000
Director of Sales	2012	$150,000	$-	$-	$-	$-	$-	$43,000	(2)	$193,000
Christopher Ortiz	2013	$120,500	$9,000	$-	$-	$-	$-	$-		$129,500
Manager of Business Development	2012	$120,000	$-	$-	$-	$-	$-	$-		$120,000

There were no Company matching contributions to the Named Executive Officers from the 401(k) plan or other Long Term Compensation Awards during the fiscal years 2013 and 2012.

There were no stock options or stock appreciation rights granted to the Named Executive Officers during the fiscal years 2013 and 2012.

(1)	Other compensation of $8,405 represents car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.
(2)	Other compensation of $35,000 and $43,000 represent sales commission.

Options Exercised During Fiscal Year Ended April 30, 2013

	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable
Name	(#)	($)	(#)	(#)
Jeffrey M. Johnson	-	-	-	-
Barry Herron	-	-	-	-
Christopher Ortiz	-	-	-	-

Outstanding Equity Awards as of April 30, 2013

	Options awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise date	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested

	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Jeffrey M. Johnson	-	-	-	-	n/a	-	-	-	-
Barry Herron	-	-	-	-	n/a	-	-	-	-
Christopher Ortiz	-	-	-	-	n/a	-	-	-	-

The Company does not have any employment agreements or change in control arrangements with its executive officers.

Compensation of Directors

The following table summarizes the compensation earned by directors for the year ended April 30, 2013.
Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Theodore A. Johnson	$9,250	$-	$-	$-	$-	$-
Chan Kien Sing	$-	$-	$-	$-	$-	$-
Martin J. O'Meara, Jr.	$8,250	$-	$-	$-	$-	$-
Alain K. Lee	$6,750	$-	$-	$-	$-	$-
Ooi Lee Meng	$-	$-	$-	$-	$-	$-
Rayvin Yeong Sheik Tan	$-	$-	$-	$-	$-	$-

During the fiscal year ended April 30, 2013, independent Directors received an annual retainer fee of $4,000 and a fee of $500 for each Board meeting attended. In addition, each committee’s Chairman received an annual retainer of $1,000 for services as Chairman of such committee. Directors who were employees of the affiliates of ILTS’ Parent company, BLM, opted not to receive director remuneration and meeting fees for the year ended April 30, 2013. All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of May 14, 2013 by:

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

Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Shares of Common Stock
	Number			Percent of Class
Common Stock	Theodore A. Johnson, Chairman of the Board	18,606		*
n/a	Chan Kien Sing, Director	-	(a)
Common Stock	Martin J. O’Meara, Jr., Director	112,091		*
n/a	Alain K. Lee, Director	-
n/a	Ooi Lee Meng, Director	-	(a)
n/a	Rayvin Yeong Sheik Tan, Director	-	(a)
Common Stock	Jeffrey M. Johnson, President/Acting Chief Financial Officer	1,650		*
	All directors and executive officers as a group (7 persons)	132,347		1.0%
	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(a)	71.32%

(a)	Employees of affiliates of BLM. All three individuals disclaim beneficial ownership of such shares.

BLM’s correspondence address is:
Level 12 (East Wing)
Berjaya Times Square
No.1, Jalan Imbi
55100 Kuala Lumpur, Malaysia.

* Less than one percent of the outstanding common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any securities authorized for issuance under an equity compensation plan. See the discussion under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of page 16 of this report which is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the fiscal years ended April 30, 2013 and 2012, the Company derived revenues from sales of products and services under agreements with four related parties which totaled approximately $4.2 million (40% of total revenue) and $6.1 million (51% of total revenue), respectively. The Company also had outstanding accounts receivable at April 30, 2013 and 2012 of $411,000 and $189,000, respectively, from these related customers. A more detailed description of the transactions with the Company’s related parties in the years ended April 30, 2013 and 2012 are presented in Note 5 entitled “RELATED PARTY TRANSACTIONS” in our Consolidated Financial Statements beginning on page 37 of this report.

Parent Company

As of April 30, 2013, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares of the Company, and is the Parent company of the Company.

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

The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant. CohnReznick LLP was the principal accountant for the years ended April 30, 2013 and 2012.

	Years Ended April 30,
	2013	2012

Audit Fees	$112,000	$118,500
Audit Related Fees (a)	5,918	7,281
Tax Fees (b)	13,050	9,190
	$130,968	$134,971

(a) Audit Related Fees in the amount of $5,918 and $7,281 in fiscal 2013 and 2012, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.

(b) Fees in the amount of $13,050 and $9,190 in fiscal 2013 and 2012, respectively, related to professional services rendered for tax compliance.

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

Dated: July 9, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 9, 2013
/s/ Chan Kien Sing Chan Kien Sing	Director	July 9, 2013
/s/ Alain K. Lee Alain K. Lee	Director	July 9, 2013
/s/ Ooi Lee Meng Ooi Lee Meng	Director	July 9, 2013
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	July 9, 2013

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

EXHIBIT 21

SUBSIDIARY OF ILTS                                                                         JURISDICTION OF INCORPORATION

Unisyn Voting Solutions, Inc.  ..........................................................  California, U.S.
2310 Cousteau Court
Vista, CA 92081-8346