Form 10-Q
period 2013-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2013-09-11
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of September 11, 2013 was 12,962,999.

[Missing Graphic Reference]

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	July 31,	April 30,
	2013	2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,634	$7,259
Certificates of deposit	1,245	1,245
Accounts receivable, net of allowance for doubtful accounts of $75	1,778	2,054
Deferred cost of revenue	191	132
Inventories	3,044	3,665
Deferred income taxes	1,150	1,555
Other current assets	198	298
Total current assets	14,240	16,208
Equipment, furniture and fixtures, net	581	573
Other noncurrent assets	52	53
Total assets	$14,873	$16,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,065	$2,180
Accrued payroll and related taxes	441	384
Warranty reserves	256	139
Payable to Parent	202	202
Other current liabilities	68	38
Deferred revenues	3,731	5,451
Total current liabilities	5,763	8,394
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(47,260)	(47,930)
Total shareholders' equity	9,110	8,440
Total liabilities and shareholders' equity	$14,873	$16,834

(1) Derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC.

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)
	Three Months Ended
	July 31,
	2013	2012
Revenues:
Sales of products	$7,310	$3,013
Services	456	277
	7,766	3,290
Cost of sales:
Cost of product sales	5,926	1,717
Cost of services	131	75
	6,057	1,792
Gross profit	1,709	1,498
Selling, general and administrative expenses	588	579
Income from operations	1,121	919

Other income:
Interest and dividend income	1	-
Income before provision for income taxes	1,122	919
Provision for income taxes	452	3
Net income	$670	$916
Net income per share:
Basic	$0.05	$0.07
Weighted average shares used in computation of net income per share:
Basic	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net income	$670	$916
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	46	41
Warranty reserve expense	171	65
Loss on disposal of construction in progress	25	-
Deferred income taxes	405	-
Changes in operating assets and liabilities:
Accounts receivable	276	(168)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(957)
Deferred cost of revenue	(59)	3
Inventories	621	550
Other current assets	101	111
Accounts payable	(1,115)	(799)
Accrued payroll and related taxes	57	54
Warranty reserves	(54)	(60)
Other liabilities	30	(30)
Deferred revenues	(1,720)	(11)
Net cash used in operating activities	(546)	(285)

Cash flows from investing activities:
Proceeds from redemption of certificates of deposit	-	250
Additions to equipment, furniture and fixtures	(79)	(64)
Net cash (used in) provided by investing activities	(79)	186

Net decrease in cash and cash equivalents	(625)	(99)
Cash and cash equivalents at beginning of period	7,259	2,783
Cash and cash equivalents at end of period	$6,634	$2,684

Supplemental cash flow information:
Cash paid for income taxes	$-	$25

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC on July 9, 2013. The condensed consolidated balance sheet as of April 30, 2013 has been derived from the audited financial statements included in the Form 10-K for that year.

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

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $3.7 million as of July 31, 2013 represent prepayments for products and services related to lottery terminals, use of the OpenElect® and PBC voting systems and other software and technical support services. Deferred cost of revenues of $191,000 consists of the direct costs associated with lottery terminals, software support and manufacture of voting systems. The Company will recognize the revenues and related cost of revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the three months ended July 31, 2013 is as follows:

(Amounts in thousands)
Balance at May 1, 2013	$139
Additional reserves	180
Warranty reserve expense adjustments	(9)
Charges incurred	(54)
Balance at July 31, 2013	$256

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

The provision for income taxes was $452,000 or an effective rate of 40.3% for the three months ended July 31, 2013, compared to a minimal effective rate for 2012. The increase in the effective rate for 2013 was due to the reversal of a portion of the valuation allowance and recording of a deferred tax asset at April 30, 2013, of which a portion was recognized in the first quarter of fiscal year end 2014.

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended July 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$6,870	$896	$7,766
Income from operations	1,011	110	1,121
Depreciation and amortization	26	20	46
Segment assets	13,237	1,636	14,873

	As of and for the Three Months Ended July 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$2,487	$803	$3,290
Income (loss) from operations	951	(32)	919
Depreciation and amortization	27	14	41
Segment assets	5,511	2,606	8,117

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	July 31,	April 30,
	2013	2013
(Amounts in thousands)
Raw materials and subassemblies	$2,355	$2,872
Work-in-process	183	33
Finished goods	506	760
	$3,044	$3,665

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:
	July 31,	April 30,
	2013	2013
(Amounts in thousands)
Plant and machinery	$822	$757
Computer equipment	1,676	1,662
Leasehold improvement	201	201
Furniture, fixtures and equipment	96	96
Construction in progress	-	25
	2,795	2,741
Accumulated depreciation and amortization	(2,214)	(2,168)
Net equipment, furniture and fixtures	$581	$573

Net Income per Share

Basic net income per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:

Three Months Ended
	July 31, 2013	July 31, 2012
Revenue:
From unrelated customers	One customer from the gaming segment accounted for 86% of total revenue.	One customer from the voting segment accounted for 19% of total revenue.

From related customers	No individual customer accounted for more than 10% of total revenue.	Two customers from the gaming segment accounted for 65% of total revenue.

Related Party Transactions

During the three months ended July 31, 2013 and 2012, revenues from all related party transactions for the sales of products and services totaled approximately $163,000 (2% of total revenue) and $2.2 million (66% of total revenue), respectively. Included in accounts receivable on July 31, 2013 was approximately $38,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2013 and 2012 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2013.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three months ended July 31, 2013 and 2012;
•	There were no accounts receivable balances from BLM as of July 31, 2013 and April 30, 2013;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $202,000 as of both July 31, 2013 and April 30, 2013; and
•	There were no inventory balances held for BLM as of July 31, 2013 and April 30, 2013.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

In January 2013, the Company received from STM, an order valued at approximately $11 million for lottery products. Shipments of these products are to be completed in fiscal 2014.

The financial activities and balances related to transactions with STM were as follows:

•
Revenue recognized on the sale of support services during the three months ended July 31, 2013 was approximately $122,000. For the three months ended July 31, 2012, revenues recognized on the performance of contract deliverables and sale of support services totaled approximately $1.1 million;

•	Cost of deferred revenues in connection with the lottery product order received in January 2013 mentioned above totaled $188,000 as of July 31, 2013 and $104,000 as of April 30, 2013;
•	There were deferred revenue balances of approximately $3.3 million on lottery products and software support services as of July 31, 2013 and April 30, 2013; and
•	Accounts receivable totaled $27,000 as of July 31, 2013, compared to $410,000 as of April 30, 2013.

Philippine Gaming Management Corporation

The Company provides lottery products and software development to Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•	Revenues recognized on the sale of lottery products during the three months ended July 31, 2013 and 2012 totaled approximately $5,000 and $1.1 million, respectively;
•	There were no deferred revenue balances as of July 31, 2013 and April 30, 2013; and
•	There were no accounts receivable balances as of July 31, 2013 and April 30, 2013.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•	Revenues recognized on the sale of support services and licensing during the three months ended July 31, 2013 and 2012 totaled approximately $36,000 and $35,000, respectively;
•	There was no deferred revenue balance as of July 31, 2013. Deferred revenue balance on lottery product licensing totaled $4,000 as of April 30, 2013; and
•	Accounts receivable was $11,000 as of July 31, 2013, compared to $1,000 as of April 30, 2013.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three months ended July 31, 2013 and 2012, the Company incurred service expenses of approximately $51,000 and $40,000, respectively, which are shown as part of cost of sales.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of July 31, 2013 and April 30, 2013 due to the short-term maturity of the instruments.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. There have been no material changes to the critical accounting policies outlined in the Company’s annual report on form 10-K for the fiscal year ended April 30, 2013.

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

RESULTS OF OPERATIONS

Revenue Analysis

(Amounts in thousands)	Three Months Ended
Revenues	July 31, 2013	July 31, 2012	Change
Products:
Contracts	$7,098	$2,662	$4,436
Spares	28	302	(274)
Licensing	184	49	135
Total Products	7,310	3,013	4,297
Services:
Software Support	221	201	20
Product Servicing and Support	235	76	159
Total Services	456	277	179
	$7,766	$3,290	$4,476

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

Contract revenue for the three months ended July 31, 2013 was approximately $7.1 million, compared to $2.7 million for the corresponding period in 2012. The significant increase in contract revenue was primarily due to hardware component sales related to the totalizator industry. The increase is partially offset by the absence of turnkey lottery system sales and decreased contract activities for both the gaming and the voting segments.

Spares revenue for the three months ended July 31, 2013 was $28,000, compared to $302,000 for the corresponding period in 2012. The decrease was primarily due to lower demand for spare parts from an unrelated customer in the gaming segment. Customers' demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended July 31, 2013 was $184,000, compared to $49,000 in 2012. Higher licensing revenue was primarily due to the additional executed licensing agreements related to the voting segment. We derive licensing revenue from voting and lottery contracts.

Software support revenue for the three months ended July 31, 2013 was $221,000, compared to $201,000 for the same period in 2012. The slight increase was primarily due to higher fees charged to a customer in the gaming segment.

Product servicing and support revenue for the three months ended July 31, 2013 was $235,000, compared to $76,000 for the corresponding period in 2012. The increase was primarily due to higher demand for support services from an unrelated customer in the voting segment, partially offset by lower demand for support services from an unrelated customer in the gaming segment.

Related party revenue of approximately $163,000 accounted for 2% of total revenue in the three months ended July 31, 2013, compared to $2.2 million or 66% of total revenue in the corresponding period in 2012.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2013		2012
Revenues:
Products	$7,310	94%	$3,013	92%
Services	456	6%	277	8%
Total revenues	$7,766	100%	$3,290	100%

Cost of sales:
Products	$5,926	76%	$1,717	52%
Services	131	2%	75	2%
Total costs of sales	$6,057	78%	$1,792	54%

Gross profit:
Products	$1,384	18%	$1,296	40%
Services	325	4%	202	6%
Total gross profit	$1,709	22%	$1,498	46%

In general, individual contracts are significant in value and certain contracts are awarded in a highly competitive bidding process. The gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions. Accordingly, comparative results between quarters may not be indicative of trends in gross profit margin.

The overall gross profit was 22% for the three months ended July 31, 2013, compared to 46% for the corresponding period in 2012. Significantly lower gross profit margin was primarily due to higher contract cost incurred on a gaming contract. In addition, higher unabsorbed production labor and overhead costs attributed to the lower gross profit margin due to limited contract activities.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 2013 were $588,000, compared to $579,000 in the same period in 2012. Slightly higher SG&A expenses was primarily related to increased marketing activities, partially offset by lower employee related expenses.

Income Tax Provision

The provision for income taxes was $452,000 or an effective rate of 40.3% for the three months ended July 31, 2013, compared to a minimal effective rate for 2012. The increase in the effective rate for 2013 was due to the reversal of a portion of the valuation allowance and recording of a deferred tax asset at April 30, 2013, of which a portion was recognized in the first quarter of fiscal year end 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of July 31, 2013 was approximately $8.5 million.

Contract backlog as of July 31, 2013 was approximately $11.3 million. Of this amount, approximately $11 million is attributable to a lottery product order from a related customer. The remaining contract backlog amount of approximately $300,000 is related to gaming and voting contracts with unrelated customers. As of July 31, 2013, approximately $3.5 million of the contract backlog has been paid by customers.

Additional sources of cash through July 31, 2014 are expected to be derived from spares, software and technical support and licensing revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2014, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2014. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Three Months Ended
	July 31,	July 31,
	2013	2012	Decrease
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(546)	$(285)	$(261)
Investing activities	(79)	186	(265)
Net decrease in cash and cash equivalents	$(625)	$(99)	$(526)

Cash Flow Analysis

Net cash used in operating activities was approximately $546,000 for the three months ended July 31, 2013, compared to $285,000 in 2012. The variability in cash flow from operations was primarily due to decreased deferred revenues and settlement of vendor invoices related to inventory purchases for customer orders. These were partially offset by net income of $670,000, a decrease in inventory reflecting shipments and deferred income taxes.

Net cash used in investing activities was $79,000 for the three months ended July 31, 2013, compared to net cash provided by investing activities of $186,000 in 2012. The net cash used in investing activities in the three months ended July 31, 2013 was due to the increase in capital expenditures related to tooling and computer equipment. Net cash provided by investing activities in 2012 was due to the redemption of a matured certificate of deposit, partially offset by the capital expenditures related to computer and manufacturing equipment.

There were no financing activities during the three months ended July 31, 2013 or 2012.

Capital Resources

As of July 31, 2013, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.
ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors relating to our business as disclosed in our Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC on July 9, 2013.

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

Dated: September 11, 2013		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)