Form 10-Q
period 2013-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2013-12-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of December 12, 2013 was 12,962,999.

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	October 31,	April 30,
	2013	2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,544	$7,259
Certificates of deposit	498	1,245
Accounts receivable, net of allowance for doubtful accounts of $75	3,138	2,054
Deferred cost of revenues	2	132
Inventories	2,197	3,665
Deferred income taxes	34	1,555
Other current assets	115	298
Total current assets	13,528	16,208
Equipment, furniture and fixtures, net	546	573
Other noncurrent assets	51	53
Total assets	$14,125	$16,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$742	$2,180
Accrued payroll and related taxes	391	384
Warranty reserves	338	139
Payable to Parent	202	202
Other current liabilities	126	38
Deferred revenues	1,252	5,451
Total current liabilities	3,051	8,394
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(45,296)	(47,930)
Total shareholders' equity	11,074	8,440
Total liabilities and shareholders' equity	$14,125	$16,834

(1) Derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC.

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues:
Sales of products	$8,715	$2,047	$16,025	$5,060
Services	259	350	715	627
	8,974	2,397	16,740	5,687
Cost of sales:
Cost of product sales	4,820	1,133	10,746	2,850
Cost of services	107	128	238	203
	4,927	1,261	10,984	3,053
Gross profit	4,047	1,136	5,756	2,634
Selling, general and administrative expenses	836	644	1,424	1,223
Income from operations	3,211	492	4,332	1,411

Other income:
Interest and dividend income	-	-	1	-
Income before provision for income taxes	3,211	492	4,333	1,411
Provision for income taxes	1,247	20	1,699	23
Net income	$1,964	$472	$2,634	$1,388

Net income per share:
Basic	$0.15	$0.04	$0.20	$0.11
Weighted average shares used in computation of net income per share:
Basic	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,634	$1,388
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	95	87
Warranty reserve expense	260	73
Loss on disposal of equipment	25	-
Deferred income taxes	1,521	-
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	(2,189)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	726
Deferred cost of revenues	130	(8)
Inventories	1,468	1,124
Other current and noncurrent assets	185	41
Accounts payable	(1,438)	(907)
Billings in excess of costs and estimated earnings on uncompleted contracts	-	453
Accrued payroll and related taxes	7	1
Warranty reserves	(61)	(131)
Other liabilities	88	(29)
Deferred revenues	(4,199)	(36)
Net cash (used in) provided by operating activities	(369)	593

Cash flows from investing activities:
Proceeds from redemption of certificates of deposit	747	250
Additions to equipment, furniture and fixtures	(93)	(175)
Net cash provided by investing activities	654	75

Net increase in cash and cash equivalents	285	668
Cash and cash equivalents at beginning of period	7,259	2,783
Cash and cash equivalents at end of period	$7,544	$3,451

Supplemental cash flow information:
Cash paid for income taxes	$73	$37

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

Deferred Revenues

Deferred revenues of approximately $1.3 million as of October 31, 2013 represent prepayments for products and services related to lottery terminals, use of the OpenElect® and PBC voting systems and other software and technical support services. The Company will recognize the revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the six months ended October 31, 2013 is as follows:

(Amounts in thousands)
Balance at May 1, 2013	$139
Additional reserves	298
Warranty reserve expense adjustments	(38)
Charges incurred	(61)
Balance at October 31, 2013	$338

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

The provisions for income taxes were approximately $1.2 million and $1.7 million for the three and six months ended October 31, 2013, respectively. The effective rate was 39.22% for 2013, compared to a minimal effective rate for 2012. The increase in the effective rate for 2013 was due to the reversal of a portion of the valuation allowance and recording of a deferred tax asset at April 30, 2013, of which portions were recognized in the first and second quarters of the fiscal year ending 2014.

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

The Company’s segment information is presented below (in thousands):
	As of and for the Three Months Ended October 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$8,661	$313	$8,974
Income (loss) from operations	3,707	(496)	3,211
Depreciation and amortization	29	20	49
Segment assets	12,463	1,662	14,125

	As of and for the Three Months Ended October 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$1,145	$1,252	$2,397
Income from operations	214	278	492
Depreciation and amortization	29	17	46
Segment assets	6,830	1,964	8,794

	As of and for the Six Months Ended October 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$15,531	$1,209	$16,740
Income (loss) from operations	4,718	(386)	4,332
Depreciation and amortization	55	40	95
Segment assets	12,463	1,662	14,125

	As of and for the Six Months Ended October 31, 2012
	Gaming Business	Voting Business	Totals
Total revenues	$3,632	$2,055	$5,687
Income from operations	1,165	246	1,411
Depreciation and amortization	56	31	87
Segment assets	6,830	1,964	8,794

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	October 31,	April 30,
	2013	2013
(Amounts in thousands)
Raw materials and subassemblies	$1,261	$2,872
Work-in-process	32	33
Finished goods	904	760
	$2,197	$3,665

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:
	October 31,	April 30,
	2013	2013
(Amounts in thousands)
Plant and machinery	$822	$757
Computer equipment	1,684	1,662
Leasehold improvement	201	201
Furniture, fixtures and equipment	96	96
Construction in progress	6	25
	2,809	2,741
Accumulated depreciation and amortization	(2,263)	(2,168)
Net equipment, furniture and fixtures	$546	$573

Net Income per Share

Basic net income per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenue:
From unrelated customers	No individual customer accounted for more than 10% of total revenue	One customer from the voting segment accounted for 41% of total revenue and one customer from the gaming segment accounted for 10% of total revenue	One customer from the gaming segment accounted for 40% of total revenue	One customer from the voting segment accounted for 28% of total revenue and one customer from the gaming segment accounted for 10% of total revenue

From related customers	One customer from the gaming segment accounted for 95% of total revenue	One customer from the gaming segment accounted for 36% of total revenue	One customer from the gaming segment accounted for 52% of total revenue	One customer from the gaming segment accounted for 50% of total revenue

Related Party Transactions

During the three months ended October 31, 2013 and 2012, revenues from all related party transactions for the sales of products and services totaled approximately $8.6 million (96% of total revenue) and $909,000 (38% of total revenue), respectively. Related party revenues for the six months ended October 31, 2013 and 2012 were approximately $8.8 million (53% of total revenue) and $3.1 million (54% of total revenue), respectively. Included in accounts receivable at October 31, 2013 was approximately $2.9 million from these customers. Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2013 and 2012 are presented below

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2013.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and six months ended October 31, 2013 and 2012;
•	There were no accounts receivable balances from BLM as of October 31, 2013 and April 30, 2013;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $202,000 as of both October 31, 2013 and April 30, 2013; and
•	There were no inventory balances held for BLM as of October 31, 2013 and April 30, 2013.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia Sdn. Bhd. (“STM”), an affiliate of BLM and a related party.

In January 2013, the Company received from STM, an order valued at approximately $11 million for lottery products. Shipments of these products are to be completed by the third quarter of fiscal 2014.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of approximately $8.5 million and $8.7 million were recognized on the sale of lottery products and support services during the three and six months ended October, 31, 2013, respectively. Revenues of $871,000 and $1.9 million were recognized on the performance of contract deliverables and support services during the three and six months ended October, 31, 2012, respectively;

•
There was no cost of deferred revenues as of October 31, 2013. Cost of deferred revenues in connection with the lottery product order received in January 2013 mentioned above totaled $104,000 as of April 30, 2013;

•	There was deferred revenue of $820,000 on lottery products and software support services as of October 31, 2013, compared to $3.3 million as of April 30, 2013; and
•	Accounts receivable totaled approximately $2.8 million as of October 31, 2013, compared to $410,000 as of April 30, 2013.

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

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products during the three and six months ended October 31, 2013 totaled approximately $61,000 and $65,000, respectively. Revenues of $3,000 and $1.1 million were recognized on the sale of lottery products during the three and six months ended October 2012, respectively;

•	There were no deferred revenue balances as of October 31, 2013 and April 30, 2013; and
•	There were no accounts receivable balances as of October 31, 2013 and April 30, 2013.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $35,000 and $71,000 were recognized on the sale of support services and licensing during the three and six months ended October 31, 2013, respectively. Revenues of $35,000 and $70,000 were recognized on the sale of support services and licensing during the three and six months ended October 31, 2012, respectively;

•	There was deferred revenue of $11,000 as of October 31, 2013. Deferred revenue balance on lottery product licensing totaled $4,000 as of April 30, 2013; and
•	Accounts receivable was $11,000 as of October 31, 2013, compared to $1,000 as of April 30, 2013.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and six months ended October 31, 2013, the Company incurred services of approximately $51,000 and $101,000, respectively, which are shown as part of cost of sales. During the three and six months ended October 31, 2012, the Company incurred approximately $40,000 and $80,000, respectively, which are shown as part of cost of sales.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of October 31, 2013 and April 30, 2013 due to the short-term maturity of the instruments.

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

RESULTS OF OPERATIONS
Revenue Analysis	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2013	2012	Change	2013	2012	Change
Products:
Contracts	$8,450	$1,695	$6,755	$15,548	$4,357	$11,191
Spares	171	174	(3)	199	476	(277)
Licensing	94	178	(84)	278	227	51
Total Products	8,715	2,047	6,668	16,025	5,060	10,965
Services:
Software Support	219	198	21	440	399	41
Product Servicing and Support	40	152	(112)	275	228	47
Total Services	259	350	(91)	715	627	88
	$8,974	$2,397	$6,577	$16,740	$5,687	$11,053

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

Contract revenue for the three months ended October 31, 2013 was approximately $8.5 million, compared to $1.7 million for the corresponding period in 2012. For the six months ended October 31, 2013, contract revenue was approximately $15.5 million, compared to $4.4 million for the corresponding period in 2012. Significantly higher contract revenues were primarily due to lottery product and hardware component sales related to the gaming and totalizator industries. The increase is partially offset by the absence of turnkey lottery system sales and decreased contract activities for the voting segment.

Spares revenue for the three months ended October 31, 2013 remained relatively constant at $171,000, compared to $174,000 for the same period in 2012. Spares revenue for the six months ended October 31, 2013 was $199,000, compared to $476,000 for the corresponding period in 2012. The decrease was primarily due to lower demand for spare parts from an unrelated customer in the gaming segment. Customers' demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended October 31, 2013 was $94,000, compared to $178,000 in 2012. Lower licensing revenue was primarily due to decreased contract activities related to the voting segment. For the six months ended October 31, 2013, licensing revenue was $278,000, compared to $227,000 for the corresponding period in 2012. The increase in licensing revenue was primarily due to additional executed licensing agreements related to the voting segment. We derive licensing revenue from both voting and lottery contracts.

Software support revenue for the three months ended October 31, 2013 was $219,000, compared to $198,000 for the same period in 2012. For the six months ended October 31, 2013, software support revenue was $440,000, compared to $399,000 in the same period in 2012. The increases were primarily due to higher fees charged to a customer in the gaming segment.

Product servicing and support revenue for the three months ended October 31, 2013 was $40,000, compared to $152,000 for the corresponding period in 2012. The decrease was primarily due to the lower demand of support services from an unrelated customer in the gaming segment and lower demand of support services from customers in the voting segment. For the six months ended October 31, 2013, product servicing and support revenue was $275,000, compared to $228,000 for the same period in the prior year. The increase was primarily due to higher demand for support services from an unrelated customer in the voting segment, partially offset by lower demand for support services from an unrelated customer in the gaming segment.

Related party revenue of approximately $8.6 million accounted for 96% of total revenue in the three months ended October 31, 2013, compared to $909,000 or 38% of total revenue in the corresponding period in 2012. For the six months ended October 31, 2013, related party revenue of approximately $8.8 million accounted for 53% of total revenue, compared to $3.1 million or 54% of total revenue in the corresponding period in 2012.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended October 31,				Six Months Ended October 31,
(Amounts in thousands)	2013		2012		2013		2012
Revenues:
Products	$8,715	97%	$2,047	85%	$16,025	96%	$5,060	89%
Services	259	3%	350	15%	715	4%	627	11%
Total revenues	$8,974	100%	$2,397	100%	$16,740	100%	$5,687	100%

Cost of sales:
Products	$4,820	54%	$1,133	47%	$10,746	64%	$2,850	50%
Services	107	1%	128	6%	238	1%	203	4%
Total costs of sales	$4,927	55%	$1,261	53%	$10,984	65%	$3,053	54%

Gross profit:
Products	$3,895	43%	$914	38%	$5,279	32%	$2,210	39%
Services	152	2%	222	9%	477	3%	424	7%
Total gross profit	$4,047	45%	$1,136	47%	$5,756	35%	$2,634	46%

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

Overall gross profit margin was 45% for the three months ended October 31, 2013, compared to 47% for the corresponding period in 2012. For the six months ended October 31, 2013, overall gross profit margin was 35% compared to 46% for the corresponding period in 2012. Higher cost structures related to gaming contracts attributed to the lower gross profit margins in 2013 compared to 2012.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 2013 were $836,000, compared to $644,000 in the same period in 2012. For the six months ended October 31, 2013, SG&A expenses were $1.4 million, compared to $1.2 million for the corresponding period in 2012. Higher SG&A expenses in 2013 were primarily due to the increased consulting and legal fees, higher expenses incurred for marketing activities related to the voting segment and employee related expenses, partially offset by lower trade show and proposal activities for both the gaming and voting segments.

Income Tax Provision

The provisions for income taxes were approximately $1.2 million and $1.7 million for the three and six months ended October 31, 2013, respectively. The effective rate was 39.22% for 2013, compared to a minimal effective rate for 2012. The increase in the effective rate for 2013 was due to the reversal of a portion of the valuation allowance and recording of a deferred tax asset at April 30, 2013, of which portions were recognized in the first and second quarters of the fiscal year ending 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of October 31, 2013 was approximately $10.5 million.

Contract backlog as of October 31, 2013 was approximately $5 million. Of this amount, approximately $2.7 million is attributable to a lottery product order from a related customer. The remaining contract backlog amount of approximately $2.3 million is related to gaming and voting contracts with unrelated customers. As of October 31, 2013, approximately $1.1 million of the contract backlog has been paid by customers.

Additional sources of cash through October 31, 2014 are expected to be derived from spares, software and technical support and licensing revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2014, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2014. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
	2013	2012	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(369)	$593	$(962)
Investing activities	654	75	579
Net increase in cash and cash equivalents	$285	$668	$(383)

Cash Flow Analysis

Net cash used in operating activities was approximately $369,000 for the six months ended October 31, 2013, compared to net cash provided by operating activities of $593,000 in 2012. The principal components of the net decrease in cash flow from operations were the decreased deferred revenues and accounts payables, and the increased accounts receivables. These were partially offset by net income of $2.6 million, a decrease in deferred income taxes and a decrease in inventory reflecting shipments.

Net cash provided by investing activities was $654,000 for the six months ended October 31, 2013, compared to $75,000 in 2012. The increase in net cash flow from investments was due to the redemption of the matured certificates of deposit and the increase in capital expenditures related to tooling and computer equipment.

There were no financing activities during the six months ended October 31, 2013 or 2012.

Capital Resources

As of October 31, 2013, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: December 12, 2013		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)