Form 10-Q
period 2014-01-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2014-03-13
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of March 13, 2014 was 12,962,999.

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	January 31,	April 30,
	2014	2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,609	$7,259
Certificates of deposit	249	1,245
Accounts receivable, net of allowance for doubtful accounts of $75	626	2,054
Deferred cost of revenues	1	132
Inventories	1,431	3,665
Deferred income taxes	-	1,555
Other current assets	181	298
Total current assets	14,097	16,208
Equipment, furniture and fixtures, net	541	573
Other noncurrent assets	49	53
Total assets	$14,687	$16,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$791	$2,180
Accrued payroll and related taxes	321	384
Warranty reserves	218	139
Payable to Parent	202	202
Other current liabilities	334	38
Deferred revenues	785	5,451
Total current liabilities	2,651	8,394
Long-term liabilities	12	-
Total liabilities	2,663	8,394
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(44,346)	(47,930)
Total shareholders' equity	12,024	8,440
Total liabilities and shareholders' equity	$14,687	$16,834

(1) Derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC.

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenues:
Sales of products	$3,699	$1,709	$19,724	$6,769
Services	298	297	1,013	924
	3,997	2,006	20,737	7,693
Cost of sales:
Cost of product sales	2,083	1,372	12,829	4,222
Cost of services	76	146	314	349
	2,159	1,518	13,143	4,571
Gross profit	1,838	488	7,594	3,122
Selling, general and administrative expenses	688	580	2,112	1,803
Income (loss) from operations	1,150	(92)	5,482	1,319

Other income:
Interest and dividend income	-	-	1	-
Income (loss) before provision for income taxes	1,150	(92)	5,483	1,319
Provision (benefit) for income taxes	200	(3)	1,899	20
Net income (loss)	$950	$(89)	$3,584	$1,299

Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.27	$0.10
Weighted average shares used in computation of net income (loss) per share:
Basic	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,584	$1,299
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	139	133
Warranty reserve expense	170	75
Loss on disposal of equipment	25	-
Deferred income taxes	1,555	-
Changes in operating assets and liabilities:
Accounts receivable	1,428	(116)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	666
Deferred cost of revenues	131	3
Inventories	2,234	1,089
Other current and noncurrent assets	121	(215)
Accounts payable	(1,389)	(845)
Accrued payroll and related taxes	(63)	94
Warranty reserves	(91)	(137)
Other liabilities	308	(33)
Deferred revenues	(4,666)	1,721
Net cash provided by operating activities	3,486	3,734

Cash flows from investing activities:
Proceeds from redemption of certificates of deposit	996	250
Additions to equipment, furniture and fixtures	(132)	(217)
Net cash provided by investing activities	864	33

Net increase in cash and cash equivalents	4,350	3,767
Cash and cash equivalents at beginning of period	7,259	2,783
Cash and cash equivalents at end of period	$11,609	$6,550

Supplemental cash flow information:
Cash paid for income taxes	$243	$43

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

Deferred Revenues

Deferred revenues of approximately $785,000 as of January 31, 2014 represent prepayments for products and services related to the use of the OpenElect® and PBC voting systems, and other software and technical support services. The Company will recognize the revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the nine months ended January 31, 2014 is as follows:

(Amounts in thousands)
Balance at May 1, 2013	$139
Additional reserves	355
Warranty reserve expense adjustments	(185)
Charges incurred	(91)
Balance at January 31, 2014	$218

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

The provisions for income taxes were approximately $200,000 and $1.9 million for the three and nine months ended January 31, 2014, respectively. The effective rate was 34.73% for 2014, compared to a minimal effective rate for 2013. The increase in the effective rate for 2014 was due to the reversal of a portion of the valuation allowance and recording of a deferred tax asset at April 30, 2013. This deferred tax asset was fully recognized in the nine months ended January 31, 2014.

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended January 31, 2014
	Gaming Business	Voting Business	Totals
Total revenues	$2,944	$1,053	$3,997
Income from operations	1,092	58	1,150
Depreciation and amortization	23	21	44
Segment assets	12,510	2,177	14,687

	As of and for the Three Months Ended January 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$1,724	$282	$2,006
Income (loss) from operations	185	(277)	(92)
Depreciation and amortization	27	19	46
Segment assets	8,214	1,942	10,156

	As of and for the Nine Months Ended January 31, 2014
	Gaming Business	Voting Business	Totals
Total revenues	$18,475	$2,262	$20,737
Income (loss) from operations	5,810	(328)	5,482
Depreciation and amortization	78	61	139
Segment assets	12,510	2,177	14,687

	As of and for the Nine Months Ended January 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$5,356	$2,337	$7,693
Income (loss) from operations	1,350	(31)	1,319
Depreciation and amortization	83	50	133
Segment assets	8,214	1,942	10,156

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	January 31,	April 30,
	2014	2013
(Amounts in thousands)
Raw materials and subassemblies	$1,211	$2,872
Work-in-process	5	33
Finished goods	215	760
	$1,431	$3,665

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:
	January 31,	April 30,
	2014	2013
(Amounts in thousands)
Plant and machinery	$661	$757
Computer equipment	1,728	1,662
Leasehold improvement	201	201
Furniture, fixtures and equipment	96	96
Construction in progress	-	25
	2,686	2,741
Accumulated depreciation and amortization	(2,145)	(2,168)
Net equipment, furniture and fixtures	$541	$573

Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenue:
From unrelated customers	One customer from the voting segment accounted for 22% of total revenue	One customer from the gaming segment accounted for 54% of total revenue	One customer from the gaming segment accounted for 33% of total revenue	One customer from the voting segment accounted for 22% of total revenue and one customer from the gaming segment accounted for 21% of total revenue

From related customers	One customer from the gaming segment accounted for 72% of total revenue	One customer from the gaming segment accounted for 30% of total revenue	One customer from the gaming segment accounted for 56% of total revenue	Two customers from the gaming segment accounted for 47% of total revenue

Related Party Transactions

During the three months ended January 31, 2014 and 2013, revenues from all related party transactions for the sales of products and services totaled approximately $2.9 million (73% of total revenue) and $646,000 (32% of total revenue), respectively. Related party revenues for the nine months ended January 31, 2014 and 2013 were approximately $11.7 million (56% of total revenue) and $3.7 million (48% of total revenue), respectively.  Included in accounts receivable at January 31, 2014 was approximately $157,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three and nine months ended January 31, 2014 and 2013 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of January 31, 2014.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and nine months ended January 31, 2014 and 2013;
•	There were no accounts receivable balances from BLM as of January 31, 2014 and April 30, 2013;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $202,000 as of both January 31, 2014 and April 30, 2013; and
•	There were no inventory balances held for BLM as of January 31, 2014 and April 30, 2013.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia Sdn. Bhd. (“STM”), an affiliate of BLM and a related party.

In January 2013, the Company received from STM, an order valued at approximately $11 million for lottery products. Shipments of these products were completed in the third quarter of fiscal 2014, and the related revenue was recognized.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of approximately $2.9 million and $11.5 million were recognized on the sale of lottery products and support services during the three and nine months ended January, 31, 2014, respectively. Revenues of $609,000 and $2.5 million were recognized on the performance of contract deliverables and support services during the three and nine months ended January 31, 2013, respectively;

•
There was no cost of deferred revenues as of January 31, 2014. Cost of deferred revenues in connection with the lottery product order received in January 2013 mentioned above totaled $104,000 as of April 30, 2013;

•	There was deferred revenue of $7,000 on lottery products and software support services as of January 31, 2014, compared to $3.3 million as of April 30, 2013; and
•	Accounts receivable totaled $146,000 as of January 31, 2014, compared to $410,000 as of April 30, 2013.

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

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products during the three and nine months ended January 31, 2014 totaled $7,000 and $72,000, respectively. Revenues of $2,000 and $1.1 million were recognized on the sale of lottery products during the three and nine months ended January 31, 2013, respectively;

•	There were no deferred revenue balances as of January 31, 2014 and April 30, 2013; and
•	There were no accounts receivable balances as of January 31, 2014 and April 30, 2013.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues of $36,000 and $107,000 were recognized on the sale of support services and licensing during the three and nine months ended January 31, 2014, respectively. Revenues of $35,000 and $105,000 were recognized on the sale of support services and licensing during the three and nine months ended January 31, 2013, respectively;

•	There was deferred revenue of $8,000 as of January 31, 2014. Deferred revenue balance on lottery product licensing totaled $4,000 as of April 30, 2013; and
•	Accounts receivable was $11,000 as of January 31, 2014, compared to $1,000 as of April 30, 2013.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and nine months ended January 31, 2014, the Company incurred services of approximately $51,000 and $152,000, respectively, which are shown as part of cost of sales. During the three and nine months ended January 31, 2013, the Company incurred approximately $65,000 and $145,000, respectively, which are shown as part of cost of sales.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of January 31, 2014 and April 30, 2013 due to the short-term maturity of the instruments.

Subsequent Events

On January 8, 2014, the Company’s board of directors approved (i) the Company’s reincorporation from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary (the “Reincorporation”) and (ii) a subsequent amendment to the surviving company’s certificate of incorporation to effect a 9,245,317-for-1 reverse stock split (the “Reverse Stock Split”) on outstanding shares of common stock. On January 8, 2014 (January 9, 2014 Malaysia Time), Berjaya Lottery Management (H.K.) Limited (“BLM”), the holder of 9,245,317 shares of the Company’s common stock, representing 71.3% of the Company’s outstanding shares of common stock as of that date, approved the Reincorporation and Reverse Stock Split by written consent. Each shareholder holding less than one full share of common stock following the Reverse Stock Split, being every shareholder of the Company other than BLM, will receive a cash payment from the Company for their fractional share interests equal to $1.33 in cash, without interest, for each share of common stock held by such shareholder immediately prior to the Reverse Stock Split. The Reincorporation and the Reverse Stock Split will be effected on or about the date 20 calendar days following the date on which the Company’s Information Statement on Schedule 14C relating to the Reincorporation and Reverse Stock Split is mailed to the Company’s shareholders. Following consummation of the transactions, the Company will promptly terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as amended.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

We consider multiple factors depending on the unique facts and circumstances related to each deliverable when determining ESPs for deliverables without VSOE or TPE. Key factors considered by the management in developing the ESPs for the hardware include the costs of manufacture and what a customer would reasonably pay based on the features being offered, trends in the marketplace, size of the territory, and competitive prices. If the facts and circumstances underlying the factors change, including the estimated or actual costs incurred to provide the hardware with the essential software, or should future facts and circumstances lead management to consider additional factors, our ESP for the hardware with essential software related to future sales could change.

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

RESULTS OF OPERATIONS

Revenue Analysis	Three Months Ended			Nine Months Ended
(Amounts in thousands)	January 31,			January 31,
Revenues	2014	2013	Change	2014	2013	Change
Products:
Contracts	$3,547	$1,567	$1,980	$19,095	$5,924	$13,171
Spares	49	54	(5)	248	530	(282)
Licensing	103	88	15	381	315	66
Total Products	3,699	1,709	1,990	19,724	6,769	12,955
Services:
Software Support	266	195	71	706	594	112
Product Servicing and Support	32	102	(70)	307	330	(23)
Total Services	298	297	1	1,013	924	89
	$3,997	$2,006	$1,991	$20,737	$7,693	$13,044

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

Contract revenue for the three months ended January 31, 2014 was approximately $3.5 million, compared to $1.6 million for the corresponding period in 2013. Higher contract revenue was primarily due to increased sales related to both the gaming and voting segments. For the nine months ended January 31, 2014, contract revenue was approximately $19.1 million, compared to $5.9 million for the corresponding period in 2013. Significantly higher contract revenue was primarily due to lottery product and hardware component sales related to the gaming and totalizator industries. The increase was partially offset by completion of a lottery contract and the absence of turnkey lottery system sales.

Spares revenue for the three months ended January 31, 2014 remained relatively flat at $49,000, compared to $54,000 for the same period in 2013. Spares revenue for the nine months ended January 31, 2014 was $248,000, compared to $530,000 for the corresponding period in 2013. The decrease was primarily due to lower demand for spare parts from an unrelated customer in the gaming segment. Customers' demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended January 31, 2014 was $103,000, compared to $88,000 in 2013. For the nine months ended January 31, 2014, licensing revenue was $381,000, compared to $315,000 for the corresponding period in 2013. The increases in licensing revenues were primarily due to additional executed licensing agreements related to the voting segment. We derive licensing revenue from both voting and lottery contracts.

Software support revenue for the three months ended January 31, 2014 was $266,000, compared to $195,000 for the same period in 2013. For the nine months ended January 31, 2014, software support revenue was $706,000, compared to $594,000 in the same period in 2013. Higher software support revenues were primarily due to increased fees to support a customer in the gaming segment.

Product servicing and support revenue for the three months ended January 31, 2014 was $32,000, compared to $102,000 for the same period in 2013. For the nine months ended January 31, 2014, product servicing and support revenue was $307,000, compared to $330,000 for the same period in the prior year. The decreases were primarily due to lower demand for support services in the voting segment, partially offset by increased support services from an unrelated customer in the gaming segment.

Related party revenue of approximately $2.9 million accounted for 73% of total revenue in the three months ended January 31, 2014, compared to $646,000 or 32% of total revenue in the corresponding period in 2013. For the nine months ended January 31, 2014, related party revenue of approximately $11.7 million accounted for 56% of total revenue, compared to $3.7 million or 48% of total revenue in the corresponding period in 2013.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended January 31,				Nine Months Ended January 31,
(Amounts in thousands)	2014		2013		2014		2013
Revenues:
Products	$3,699	93%	$1,709	85%	$19,724	95%	$6,769	88%
Services	298	7%	297	15%	1,013	5%	924	12%
Total revenues	$3,997	100%	$2,006	100%	$20,737	100%	$7,693	100%

Cost of sales:
Products	$2,083	52%	$1,372	68%	$12,829	62%	$4,222	55%
Services	76	2%	146	7%	314	2%	349	5%
Total costs of sales	$2,159	54%	$1,518	75%	$13,143	64%	$4,571	60%

Gross profit:
Products	$1,616	40%	$337	17%	$6,895	33%	$2,547	33%
Services	222	6%	151	8%	699	3%	575	7%
Total gross profit	$1,838	46%	$488	25%	$7,594	36%	$3,122	40%

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

Overall gross profit margin was 46% for the three months ended January 31, 2014, compared to 25% for the corresponding period in 2013. Significantly higher gross profit margin in the third quarter of 2014 was primarily due to increased contract sales activities and low cost structures. For the nine months ended January 31, 2014, overall gross profit margin was 36% compared to 40% for the corresponding period in 2013. Decreased gross profit in 2014 was primarily due to increased production overhead costs related to the voting segment.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended January 31, 2014 were $688,000, compared to $580,000 in the same period in 2013. For the nine months ended January 31, 2014, SG&A expenses were $2.1 million, compared to $1.8 million for the corresponding period in 2013. Higher SG&A expenses in 2014 were primarily due to increased legal and professional fees, and higher expenses incurred for marketing activities related to the voting segment, partially offset by lower employee related and trade show expenses.

Income Tax Provision

The provisions for income taxes were approximately $200,000 and $1.9 million for the three and nine months ended January 31, 2014, respectively. The effective rate was 34.73% for 2014, compared to a minimal effective rate for 2013. The increase in the effective rate for 2014 was due to the reversal of a portion of the valuation allowance and recording of a deferred tax asset at April 30, 2013. This deferred tax asset was fully recognized in the nine months ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of January 31, 2014 was approximately $11.4 million.

Contract backlog as of January 31, 2014 was approximately $2.9 million. Contract backlog is primarily related to voting contracts with unrelated customers. As of January 31, 2014, $536,000 of the contract backlog has been paid by customers.

Additional sources of cash through January 31, 2015 are expected to be derived from spares, software and technical support and licensing revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through January 31, 2015, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least January 31, 2015. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Nine Months Ended
	January 31,	January 31,	Increase
	2014	2013	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$3,486	$3,734	$(248)
Investing activities	864	33	831
Net increase in cash and cash equivalents	$4,350	$3,767	$583

Cash Flow Analysis

Net cash provided by operating activities was approximately $3.5 million for the nine months ended January 31, 2014, compared to $3.7 million in 2013. The principal components of the net decrease in cash flow from operations were the decreased deferred revenues and accounts payable. These were partially offset by net income of approximately $3.6 million, a decrease in inventory reflecting shipments, a decrease in deferred income taxes, and a decrease in accounts receivable.

Net cash provided by investing activities was $864,000 for the nine months ended January 31, 2014, compared to $33,000 in 2013. The increase in net cash flow from investments was due to the redemption of the matured certificates of deposit. Lower capital expenditures incurred in 2014 also attributed to the increase in new cash flow from investments.

There were no financing activities during the nine months ended January 31, 2014 or 2013.

Capital Resources

As of January 31, 2014, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: March 13, 2014		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)