Form 10-K
period 2014-04-30
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2014-07-11
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of October 31, 2013 was approximately $3,457,000 (based on the closing price of $0.93 per share as reported on the OTC Markets on such date). Shares of the registrant's common stock held by each officer and director of the registrant and by each person or entity who is known to own beneficially 5% or more of the registrant's outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 11, 2014 was 12,962,999.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 15.	Exhibits and Financial Statement Schedules	51

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

Products and Services

Wagering Systems

Our wagering systems include the following components:

•	A central computer installation that is comprised of computer hardware and commercially available operating systems used in conjunction with our proprietary DataTrakII application software;
•	The Datamark and Intelimark families of point-of-sale terminals; and
•	The communication network to interface the terminals to the central computer installation.

System features include real-time, secure processing of data received from multiple locations, hardware redundancy and complete communications redundancy in order to provide the highest level of fault tolerant operation.

Our DataTrakII gaming system controls the overall lottery operation. Although to date it has been sold only in conjunction with our terminals, DataTrakII can also be sold as a stand-alone system that will interface with third-party terminals. Likewise, the terminals can be, and have been, sold separately to interface with a third-party lottery/tote central system.

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

Using commercially available hardware and software, we design the communication network to interface the DataTrakII central system with the wagering terminals to best fit each customer’s specific telecommunications environment.

Our technology can also be modified for use in secure transaction-processing applications outside the gaming industry.

Wagering Application Software

The principal component of our wagering system is the suite of applications that make up our DataTrakII central system. The central system controls the operation of the entire lottery installation, and it performs the following functions:

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

Development of this software has been an evolutionary process. We continually strive to incorporate new and improved technologies as they become available in the marketplace. This is intended to allow us to take advantage of the latest technology trends to enhance existing features of our system, and to provide new distribution channels and operational features so that our customers can reach new or expanding markets. Since our software architecture is non-proprietary, it can be interfaced with our customers' choice of third party reporting and analysis software tools. The DataTrakII system employs a client-server architecture. This intended to provide customers the advantage of configuring the system economically to meet current requirements, while maintaining the ability to expand or contract the system as their operation demands.

Datamark and Intelimark Terminals

We have supplied in excess of 60,000 terminal products to the wagering industry since our first unit was sold in 1980. We currently have two families of full feature terminals in production: the Datamark and the Intelimark, both of which are:

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

We have introduced a new Intelimark FLX terminal model, the Intelimark FLX 2. This model is similar to the original Intelimark FLX in terms of quality and technological features. However, it consists of two separate modules: the CPU/Touchscreen and the Scanner/Printer. The FLX 2 scanner is also a high-speed contact image scanner; however, it is an 82.55mm scanner compared to the A4 sized scanner used in the Intelimark FLX. It also incorporates a printhead option in the scanner that allows branding of receipts.

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

We offer agreements which feature:

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

Our OpenElect® voting systems consist of the following components:

•
OpenElect® Central Suite is a Linux-based suite of software applications including the Ballot Layout Manager, Election Manager, Election Server, Software Server, Tabulator Client, Tabulator, Tabulator Reports and Adjudicator. The applications work together to define and configure an election supporting traditional methods of vote tabulation and including ranked choice voting tabulation;

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

The OpenElect® voting systems offer the following features:

•	High level of security and vote encryption to help ensure integrity and voter privacy;
•	Electronic and paper audit trails that offer added security and redundancy for recounts;
•	Reduce the cost of ballot printing while offering operational efficiencies;
•	Minimal training required for poll workers to set-up and operate; and
•	Minimal voter re-education required.

Election Management Software

The EMS, consisting of the Ballot Data Generator and the Vote Tabulator software applications work together to perform the following functions:

•	Define and configure an election;
•	Program the InkaVote Plus PBCs and the OpenElect products;
•	Provide camera ready encrypted ballot pages in PDF format;
•	Compile and tabulate vote results; and
•	Generate required reports.

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

Revenue for software support and onsite technical support services is derived from providing the services to customers in the voting and gaming segments.

Competitive Business Conditions

Lottery and Pari-Mutuel Segment

We compete primarily in the lottery and totalizator industries by providing high-quality wagering systems and terminals that are reliable, secure and provide high speed transaction processing. In addition, we believe that we offer our customers greater flexibility in design and custom options than our competitors do. The market for lottery system contracts is highly competitive. In general, our competitors have significantly greater resources than we do. Although our sales in the United States have been insignificant, we believe that our company has a substantial share of the market in the international marketplace for lottery systems.

Our principal competitors in the market are as follows:

•	GTECH Corporation;
•	Scientific Games Corporation;
•	Intralot, S.A.; and
•	Morpho.

Voting Segment

The market for our OpenElect® voting systems is highly competitive and saturated. However, the early 2005 EAC certification has given us the advantage of securing various state certifications which our competitors have yet to achieve. We were the first manufacturer to receive the 2005 EAC certification for a precinct based digital based optical scan system. Our enhanced security system has the ability to be modified easily for additional features to the current system. We believe this sets our products apart from the older and less flexible products of our competitors. Our competitors are more established and have solid user bases in the market. Although we are operating in a highly competitive environment, we believe we are well positioned to capture a fair share of the sales of optical scan voting systems.

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

Materials and Suppliers

For terminal and voting system components, including spare parts, we generally have multiple sources, but a limited number of items are available only from a single supplier. Accordingly, those items could from time to time, be in short supply or on allocation due to their limited availability. For the year ended April 30, 2014, three vendors accounted for approximately 47% of the Company’s lottery and voting product purchases (or 20%, 14%, and 13% individually). For the year ended April 30, 2013, five vendors accounted for approximately 73% of the Company’s lottery and voting product purchases (or 18%, 18%, 15%, 12%, and 10% individually).

Dependence upon a Few Customers

Our business to date has been dependent on major contracts from a specific pool of lottery operators and limited customer base in the voting segment. Failure to obtain new contracts from existing and new customers would have a materially adverse effect on our financial performance.

	April 30, 2014	April 30, 2013
Revenue:
From unrelated customers	One customer from the gaming segment accounted for 30% of total revenue and one customer from the voting segment accounted for 10% of total revenue.	One customer from the gaming segment accounted for 30% of total revenue and one customer from the voting segment accounted for 22% of total revenue.

From related customers	One customer from the gaming segment accounted for 52% of total revenue.	Two customers from the gaming segment accounted for 38% of total revenue or 28% and 10% individually.

Patents, Copyrights, Trademarks, and Licenses

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

International Lottery & Totalizator Systems, Inc.®, ILTS® and Unisyn Voting Solutions, Inc.® are registered trademarks of our company. We have other products that have been trademarked, such as DataTrakII®, Intelimark® and OpenElect®, all mentioned herein.

We have taken steps to protect our trademarks, copyrights, inventions, trade secrets, and other intellectual property.

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

For the year ended April 30, 2014, we incurred $139,000 in research and development (“R&D”) expenses, which consisted primarily of labor costs for the development of new products in the lottery segment. None of the R&D expenses were borne by our customers. We did not incur any R&D expenses for the year ended April 30, 2013.

Environment Effects

There were no significant capital expenditures required to comply with laws relating to the protection of the environment.

Employees

As of April 30, 2014, we had 33 employees employed on a full-time equivalent basis. We have no employees that are members of labor unions. We believe our relationship with our employees is satisfactory.

Going-Private Transaction

On January 8, 2014, our board of directors approved (i) our company’s reincorporation from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary (the “Reincorporation”) and (ii) a subsequent amendment to the surviving company’s certificate of incorporation to effect a 9,245,317-for-1 reverse stock split (the “Reverse Stock Split”) on outstanding shares of common stock. On January 8, 2014, Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the holder of 9,245,317 shares of our common stock, representing 71.3% of our company’s outstanding shares of common stock as of that date, approved the Reincorporation and Reverse Stock Split by written consent. Each shareholder holding less than one full share of common stock following the Reverse Stock Split, being every shareholder of our company other than BLM, will receive a cash payment from us for their fractional share interests equal to $1.33 in cash, without interest, for each share of common stock held by such shareholder immediately prior to the Reverse Stock Split. The Reincorporation and the Reverse Stock Split will be effected on or about the date 20 calendar days following the date on which our company’s Information Statement on Schedule 14C (the “Information Statement”) relating to the Reincorporation and Reverse Stock Split is mailed to our shareholders. A preliminary Information Statement has been filed with the SEC and currently remains under review. The transactions are expected to be consummated in the fourth quarter of calendar year 2014, and we will thereafter promptly terminate our registration and reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Successful execution of these initiatives depends on a number of factors including:

•	The ability to attract and retain sufficient number of key technical employees and senior management personnel;
•	Retaining customers by providing the necessary levels of support and service our products;
•	Our ability to develop and introduce new products or programs because of the inherent risks and uncertainties associated with product development, particularly in response to government regulations;
•	The identification and introduction of the proper mix or integration of products that will be embraced by the marketplace;
•	Our business may be subject to changes in laws, regulations and certification requirements with respect to our voting products;
•	Due to the political nature of our voting business, there is a risk that election jurisdictions may decertify our voting products that had previously been certified; and
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
Our business to date has been dependent on major contracts from a few different customers. During the fiscal year ended April 30, 2014, only three customers accounted for 92% of our total revenue. Additionally, during the fiscal year ended April 30, 2014, one customer that accounted for 52% of our total revenue is a related party to our company. The loss of one or more of these customers or failure to replace completed contracts with new contracts from existing customers would have a material adverse effect on our business.

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
In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. Hence, comparative results between periods may not be indicative of trends in revenue. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2015. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

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
Our cash and cash equivalents consist of highly liquid investments and certificates of deposit with original maturities of three months or less at the time of purchase. However, our investments in money market funds are not insured. In addition, our cash balances in financial institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) limitation for coverage of $250,000. We also reduce our exposure to credit risk by maintaining all of our cash balances with highly rated financial institutions. While we strive to monitor our cash and cash equivalent balances regularly, these balances could be impacted if the financial institution in which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

Our board of directors and majority shareholder have approved a “going-private” transaction that would result in all of our outstanding equity securities being held by BLM.
Our board of directors and majority shareholder have approved a “going-private” transaction that would result in all of our outstanding equity securities being held by BLM. On January 8, 2014, our board of directors and majority shareholder approved the Reincorporation and Reverse Stock Split pursuant to which each shareholder holding less than one full share of common stock following the Reverse Stock Split, being every shareholder other than BLM, will receive a cash payment from us for their fractional share interests equal to $1.33 in cash, without interest, for each share of common stock held by such shareholder immediately prior to the Reverse Stock Split. Each shareholder receiving such a cash payment in lieu of fractional share interests will thereafter cease to be our shareholder, will not have any direct or indirect ownership interest in us, and will not be able to participate in any of our future earnings or growth. Further, all shareholders holding fractional shares interests following the Reverse Stock Split will receive $1.33 per pre-Reverse Stock Split share of common stock, regardless of the price paid by such shareholder for shares of our common stock. Following consummation of the Reverse Stock Split, we will promptly terminate our registration and reporting obligations under the Exchange Act and there will not be any trading market for shares of our common stock. We have filed a preliminary Information Statement with the SEC with respect to the Reincorporation and Reverse Stock Split, which currently remains under review. The Reincorporation and the Reverse Stock Split will be effected on or about the date 20 calendar days following the date on which a definitive Information Statement is mailed to our shareholders, which we expect to occur in the fourth quarter of calendar year 2014. However, the timing of the consummation of the Reincorporation and Reverse Stock Split remain uncertain and subject to change.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarter facilities in Vista, California consist of approximately 18,514 square feet of leased office, warehouse and manufacturing space. In April 2012, we executed an amendment agreement to extend the lease for the facility in Vista, California to November 2015. We believe that our facility is suitable and adequate for our purposes.

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

Our common stock is traded under the symbol ITSI on the OTC Markets. As of April 30, 2014 there were 12,962,999 common shares outstanding and approximately 947 shareholders of record. As of April 30, 2014, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares while ILTS’s management and directors owned approximately 1% of the outstanding shares.

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

The following table sets forth the quarterly high and low closing sale prices per share of our company’s common stock for fiscal years 2014 and 2013:

	Market Price of ILTS Common Stock
	High	Low
Fiscal Year Ended April 30, 2014
First Quarter	$1.18	$0.86
Second Quarter	1.09	0.80
Third Quarter	1.29	0.77
Fourth Quarter	1.33	1.27

Fiscal Year Ended April 30, 2013
First Quarter	$0.56	$0.39
Second Quarter	0.47	0.29
Third Quarter	1.19	0.33
Fourth Quarter	1.23	0.95

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

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $470,000 and $5.4 million as of April 30, 2014 and 2013, respectively, represent prepayments for products and services related to lottery terminals, use of the OpenElect® and PBC voting systems and other software and technical support services. Deferred cost of revenues of $3,000 and $132,000 as of April 30, 2014 and 2013, respectively, consist of the direct costs associated with lottery terminals and voting systems. We will recognize the revenues and related cost of revenues upon fulfillment of the prescribed criteria for revenue recognition.

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

Results of Operations

Revenue Analysis
	Years Ended
(Amounts in thousands)	April 30,
Revenues	2014	2013	Change
Products:
Contracts	$20,385	$8,290	$12,095
Spares	325	543	(218)
Licensing	650	483	167
Total Products	21,360	9,316	12,044
Services:
Software Support	973	776	197
Product Servicing and Support	365	479	(114)
Total Services	1,338	1,255	83
	$22,698	$10,571	$12,127

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

Contract revenue for the year ended April 30, 2014 was approximately $20.4 million, compared to $8.3 million for fiscal 2013. Significantly higher contract revenue was primarily due to lottery product and hardware component sales related to gaming and totalizator industries. The increase was partially offset by completion of a lottery contract.

Spares revenue for the year ended April 30, 2014 was $325,000, compared to $543,000 for fiscal 2013, reflecting lower customer demand for spare parts in fiscal 2014. We derived spares revenue from various customers for shipments of spare orders. Customer demand for spare parts fluctuates from period to period and may not be indicative of trends in spares revenue.

Licensing revenue for the year ended April 30, 2014 was $650,000, compared to $483,000 for fiscal 2013. Higher licensing revenue was primarily due to additional executed licensing agreements related to the voting segment. We derived licensing revenue from executed voting and lottery contracts.

Software support revenue for the year ended April 30, 2014 was $973,000, compared to $776,000 for fiscal 2013. Higher software support revenue was mainly due to increased fees to support a customer in the gaming segment.

Product servicing and support revenue decreased to $365,000 in 2014 from $479,000 in 2013. The decrease was primarily due to lower demand for support services from a customer in the gaming segment, partially offset by higher demand for support services in the voting segment.

Related party revenue of approximately $11.9 million accounted for 52% of total revenue in the year ended April 30, 2014, compared to $4.2 million or 40% of total revenue in fiscal 2013.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:
	Years Ended April 30,
(Amounts in thousands)	2014		2013
Revenues:
Products	$21,360	94%	$9,316	88%
Services	1,338	6%	1,255	12%
Total revenues	$22,698	100%	$10,571	100%

Cost of sales:
Products	$14,296	63%	$6,282	59%
Services	412	2%	413	4%
Total costs of sales	$14,708	65%	$6,695	63%

Gross profit:
Products	$7,064	31%	$3,034	29%
Services	926	4%	842	8%
Total gross profit	$7,990	35%	$3,876	37%

In general, individual contracts are significant in value and are awarded in a highly competitive bidding process. Gross profit margin varies from one contract to another, depending on the size of the contract and the competitiveness of market conditions. Accordingly, comparative results between periods may not be indicative of trends in gross profit margin.

Overall gross profit margin was 35% for fiscal 2014, compared to 37% for fiscal 2013. Slightly lower gross profit margin in 2014 was primarily due to higher production overhead costs related to both the gaming and voting segments.

Other Operating Expenses Analysis
	Years Ended April 30,
	2014		2013
(Amounts in thousands)		% of Revenue		% of Revenue
Research and Development	$139	1%	$-	-%
Selling, General and Administrative	2,978	13%	2,325	22%
Other Operating Expenses	$3,117	14%	$2,325	22%

Research and Development Expenses

For the year ended April 30, 2014, we incurred $139,000 in research and development (“R&D”) expenses. R&D expenses consisted primarily of labor costs for the development of new products in the gaming segment. We did not incur any R&D expenses for the fiscal 2013. We anticipate R&D expenses will increase marginally in the coming fiscal year.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the year ended April 30, 2014 increased by $653,000 compared to those of prior fiscal 2013. Higher SG&A expenses in 2014 were primarily due to increased legal and professional fees, and higher marketing expenses related to the voting segment. We anticipate SG&A expenses will increase moderately in fiscal 2015 as we continue to increase our sales and marketing efforts.

Income Tax Provision

The provision for income tax was approximately $1.8 million for the year ended April 30, 2014. In fiscal 2013, we recorded an income tax benefit of approximately $1.6 million related to a tax benefit for the reduction in the valuation allowance. The increase in income tax provision for 2014 was primarily due to the realization of the tax benefit recorded in fiscal 2013.

Liquidity and Capital Resources

Liquidity

Our net working capital at April 30, 2014 was approximately $10.9 million.

Contract backlog at April 30, 2014 was approximately $2.8 million. The contract backlog was related to voting contracts with unrelated customers. As of April 30, 2014, approximately $215,000 of the contract backlog has been paid by customers.

Additional sources of cash through April 30, 2015 are expected to be derived from spares revenue, software support and election support service revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract execution.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through April 30, 2015, there can be no assurance we will be able to acquire new contracts.

In the highly competitive industry in which we operate, operating results may fluctuate significantly from period to period. We anticipate our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least April 30, 2015. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:
	Years Ended
	April 30, 2014	April 30, 2013	Increase (Decrease)
(Amounts in thousands)
Cash flow comparative:
Operating activities	$2,138	$5,612	$(3,474)
Investing activities	1,047	(1,136)	2,183
Net increase in cash and cash equivalents	$3,185	$4,476	$(1,291)

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

Operating Activities

Net cash provided by operating activities was approximately $2.1 million in fiscal 2014, compared to $5.6 million in 2013. The primary factors contributing to the change in the reported cash flow amounts related to decreased deferred revenues and accounts payable. These were partially offset by net income of approximately $3.1 million, a decrease in inventory reflecting shipments, a decrease in deferred income taxes, and a decrease in accounts receivable.

Investing and Financing Activities

Net cash provided by investing activities was approximately $1 million in fiscal 2014, compared to net cash used in investing activities of approximately $1.1 million in 2013. The increase in net cash flow from investments was primarily due to the redemption of the matured certificates of deposit. The increase was partially offset by higher capital expenditures incurred in 2014.

Capital expenditures amounted to $233,000 in fiscal 2014, compared to $141,000 in fiscal 2013. Expenditures in fiscal 2014 were primarily related to computer and manufacturing equipment. Capital expenditures in fiscal 2013 were related to voting and computer equipment.

There were no financing activities for the years ended April 30, 2014 and 2013.

Capital Resources

As of April 30, 2014, we did not have outstanding credit facilities.

Foreign Currency Fluctuation

Our reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on our revenue and expense. Such effect may be material in any individual reporting period. No material foreign currency transactions occurred during the years ended April 30, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for us beginning in fiscal 2018. We are currently evaluating its impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K
(Page)

Report of Independent Registered Public Accounting Firm	26

Consolidated Financial Statements:

Balance Sheets as of April 30, 2014 and 2013	27

Statements of Operations for the years ended April 30, 2014 and 2013	28

Statements of Shareholders’ Equity for the years ended April 30, 2014 and 2013	29

Statements of Cash Flows for the years ended April 30, 2014 and 2013	30

Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
International Lottery & Totalizator Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Lottery & Totalizator Systems, Inc. (a 71.3%-owned subsidiary of Berjaya Lottery Management (H.K.) Ltd.) and Subsidiary as of April 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. International Lottery & Totalizator Systems, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Lottery & Totalizator Systems, Inc. and Subsidiary as of April 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

San Diego, California
July 11, 2014

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	April 30, 2014	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,444	$7,259
Certificates of deposit	-	1,245
Accounts receivable, net of allowance for doubtful accounts of $75	712	2,054
Deferred cost of revenues	3	132
Inventories	1,398	3,665
Deferred income taxes	-	1,555
Other current assets	217	298
Total current assets	12,774	16,208
Equipment, furniture and fixtures, net	612	573
Other noncurrent assets	49	53
Total assets	$13,435	$16,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$397	$2,180
Accrued payroll and related taxes	640	384
Warranty reserves	188	139
Payable to Parent	152	202
Other current liabilities	41	38
Deferred revenues	470	5,451
Total current liabilities	1,888	8,394
Long-term liabilities	11	-
Total liabilities	1,899	8,394
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(44,834)	(47,930)
Total shareholders' equity	11,536	8,440
Total liabilities and shareholders' equity	$13,435	$16,834

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
	Years Ended
	April 30,
	2014	2013
Revenues:
Sales of products	$21,360	$9,316
Services	1,338	1,255
	22,698	10,571
Cost of sales:
Cost of product sales	14,296	6,282
Cost of services	412	413
	14,708	6,695
Gross profit	7,990	3,876

Research and development expenses	139	-
Selling, general and administrative expenses	2,978	2,325
Income from operations	4,873	1,551

Other income:
Interest and dividend income	2	1
Other	3	-
Income before provision (benefit) for income taxes	4,878	1,552
Provision (benefit) for income taxes	1,782	(1,547)
Net income	$3,096	$3,099
Net income per share:
Basic	$0.24	$0.24
Weighted average shares used in computation of net income per share:
Basic	12,963	12,963

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance at April 30, 2012	12,963	$56,370	$(51,029)	$5,341
Net income			3,099	3,099
Balance at April 30, 2013	12,963	56,370	(47,930)	8,440
Net income			3,096	3,096
Balance at April 30, 2014	12,963	$56,370	$(44,834)	$11,536

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Years Ended
	April 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,096	$3,099
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	188	181
Deferred income taxes	1,555	(1,555)
Warranty reserve expense	174	153
Gain on disposal of equipment	(29)	-
Changes in operating assets and liabilities:
Accounts receivable	1,342	(1,265)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	726
Deferred cost of revenues	129	(126)
Inventories	2,267	(1,137)
Other current and noncurrent assets	85	(64)
Accounts payable	(1,783)	1,110
Accrued payroll and related taxes	256	(4)
Warranty reserves	(125)	(183)
Payable to Parent	(50)	(50)
Other liabilities	14	(37)
Deferred revenues	(4,981)	4,764
Net cash provided by operating activities	2,138	5,612

Cash flows from investing activities:
Purchases of certificates of deposit	-	(1,245)
Proceeds from redemption of certificates of deposit	1,245	250
Additions to equipment, furniture and fixtures	(233)	(141)
Proceeds from sale of equipment	35	-
Net cash provided by (used in) investing activities	1,047	(1,136)

Net increase in cash and cash equivalents	3,185	4,476
Cash and cash equivalents at beginning of year	7,259	2,783
Cash and cash equivalents at end of year	$10,444	$7,259

Supplemental cash flow information:
Cash paid for income taxes	$287	$48

Non-cash inventory activities:
Inventory transferred to equipment	$-	$131

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

The Company, through its wholly-owned subsidiary Unisyn Voting Solutions, Inc. (“Unisyn”), has devoted significant resources to developing federally certified end-to-end optical scan voting systems and a full-featured Election Management Software that provides precinct tabulation, ballot review and audio voting capability. In addition to the InkaVote Plus Precinct Ballot Counter (“PBC”) system certified to the National Association of State Election Directors (“NASED”) 2002 Voting System Standards (“VSS”), the Company received the 2005 Voluntary Voting System Guidelines (“VVSG”) certification from the United States Election Assistance Commission (“EAC”) for its OpenElect® digital optical scan election system – a digital scan voting system built with Java on a streamlined and hardened Linux platform. As part of a jurisdiction’s procurement process, the Company provides the OpenElect® products’ source code for independent review.

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

On January 8, 2014, the Company’s board of directors approved (i) the Company’s reincorporation from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary (the “Reincorporation”) and (ii) a subsequent amendment to the surviving company’s certificate of incorporation to effect a 9,245,317-for-1 reverse stock split (the “Reverse Stock Split”) on outstanding shares of common stock. On January 8, 2014, Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the holder of 9,245,317 shares of the Company’s common stock, representing 71.3% of the Company’s outstanding shares of common stock as of that date, approved the Reincorporation and Reverse Stock Split by written consent. Each shareholder holding less than one full share of common stock following the Reverse Stock Split, being every shareholder of the Company other than BLM, will receive a cash payment from the Company for their fractional share interests equal to $1.33 in cash, without interest, for each share of common stock held by such shareholder immediately prior to the Reverse Stock Split. The Reincorporation and the Reverse Stock Split will be effected on or about the date 20 calendar days following the date on which the Company’s Information Statement on Schedule 14C (the “Information Statement”) relating to the Reincorporation and Reverse Stock Split is mailed to the Company’s shareholders. A preliminary Information Statement has been filed with the SEC and currently remains under review. The transactions are expected to be consummated in the fourth quarter of calendar year 2014, and the Company will thereafter promptly terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Deferred Revenues and Deferred Cost of Revenues

Deferred revenues of approximately $470,000 and $5.4 million as of April 30, 2014 and 2013, respectively, represent prepayments for products and services related to lottery terminals, use of the OpenElect® and PBC voting systems and other software and technical support services. Deferred cost of revenues of approximately $3,000 and $132,000 as of April 30, 2014 and 2013, respectively, consist of direct costs associated with lottery terminals, software support and manufacture of voting systems. The Company will recognize revenues and related cost of revenues upon fulfillment of the prescribed criteria for revenue recognition.

Allowance for Doubtful Accounts

The Company determines its allowance for doubtful accounts by considering a number of factors:

1.	Length of time trade accounts receivable are past due;
2.	The Company’s previous loss history;
3.	The customer’s current ability to pay its obligations;
4.	Known specific issues or disputes which exist as of the balance sheet date; and
5.	The condition of the general economy and industry as a whole.

Based on its evaluation, the Company determined that no additional allowance was required as of April 30, 2014. The Company maintained an allowance for doubtful accounts of $75,000 as of April 30, 2014 and 2013.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the fiscal years ended April 30, 2014 and 2013 is as follows:

(Amounts in thousands)
Balance at April 30, 2012	$169
Additional reserves	153
Charges incurred	(183)
Balance at April 30, 2013	139
Additional reserves	174
Charges incurred	(125)
Balance at April 30, 2014	$188

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

Foreign Currency Fluctuation

The Company’s reporting currency is the U.S. dollar. Sales are denominated almost exclusively in U.S. dollars. Occasionally, sales have been effected in foreign currencies. Fluctuations in exchange rates from reporting period to reporting period between various foreign currencies and the U.S. dollar may have an impact on revenue and expense. Such effect may be material in any individual reporting period. No material foreign currency transactions occurred during the years ended April 30, 2014 and 2013.

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method. Inventories consisted of the following:

	April 30,	April 30,
	2014	2013
(Amounts in thousands)
Raw materials and subassemblies	$1,082	$2,872
Work-in-process	13	33
Finished goods	303	760
	$1,398	$3,665

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximate three to seven years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or when the net book value of such assets exceeds the future undiscounted cash flow attributed to such assets. At April 30, 2014 and 2013, and during the years ended April 30, 2014 and 2013, no indicators of impairment were identified.

Net equipment, furniture and fixtures consisted of the following:
	April 30,	April 30,
	2014	2013
(Amounts in thousands)
Plant and machinery	$662	$757
Computer equipment	1,741	1,662
Leasehold improvement	201	201
Furniture, fixtures and equipment	96	96
Construction in progress	85	25
	2,785	2,741
Accumulated depreciation and amortization	(2,173)	(2,168)
Net equipment, furniture and fixtures	$612	$573

Net Income per Share

Basic net income per share was based on the weighted average number of shares outstanding during April 30, 2014 and 2013.

There were no outstanding options or other dilutive securities at April 30, 2014 and 2013.

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

The Company’s segment information is presented below (in thousands):

	As of and for the Year Ended April 30, 2014
	Gaming Business	Voting Business	Totals
Total revenues	$18,695	$4,003	$22,698
Income from operations	4,793	80	4,873
Depreciation and amortization	105	83	188
Segment assets	11,090	2,345	13,435

	As of and for the Year Ended April 30, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$7,396	$3,175	$10,571
Income from operations	1,502	49	1,551
Depreciation and amortization	112	69	181
Segment assets	14,886	1,948	16,834

Geographic Revenues

Revenues by geographic area are as follows (in thousands):
	Years Ended
	April 30,
Customer Location	2014	2013

Asia	$11,911	$4,197
North America	4,005	3,178
Europe	6,782	3,196
	$22,698	$10,571

As of April 30, 2014 and 2013, all of the Company's assets were held in the United States. During the fiscal years ended April 30, 2014 and 2013, a significant portion of the Company’s revenues was derived from exports from the United States to foreign countries.

Major Customers

	April 30, 2014	April 30, 2013
Revenue:
From unrelated customers	One customer from the gaming segment accounted for 30% of total revenue and one customer from the voting segment accounted for 10% of total revenue.	One customer from the gaming segment accounted for 30% of total revenue and one customer from the voting segment accounted for 22% of total revenue.

From related customers	One customer from the gaming segment accounted for 52% of total revenue.	Two customers from the gaming segment accounted for 38% of total revenue or 28% and 10% individually.

Major Vendors

For the year ended April 30, 2014, three vendors accounted for approximately 47%, or 20%, 14%, and 13% individually, of the Company’s product purchases. For the year ended April 30, 2013, five vendors accounted for approximately 73%, or 18%, 18%, 15%, 12%, and 10% individually, of the Company’s product purchases.

3. CREDIT RISK

Of the cash and cash equivalents amount of approximately $10.4 million at April 30, 2014, approximately $2.8 million represents highly liquid money market funds which are not Federal Deposit Insurance Corporation (“FDIC”) insured. As of April 30, 2014, such other cash balances exceeded the FDIC limitation for coverage of $250,000 by approximately $7.6 million. The Company maintains its other cash balances primarily in three financial institutions. The Company reduces its exposure to credit risk by maintaining all of its cash balances with highly rated financial institutions.

4. INCOME TAXES

The provision (benefit) for income taxes is as follows (in thousands):
	Years Ended April 30,
	2014	2013

Current:
Federal	$100	$5
State	127	3
	227	8
Deferred:
Federal	1,327	(1,327)
State	228	(228)
Total	$1,782	$(1,547)

The following is a reconciliation of the expected income tax benefit or provision at the statutory federal income tax rate with the actual provision or benefit:

	Years Ended April 30,
	2014	2013
(Amounts in thousands)
Expected federal income tax provision	$1,658	$528
State taxes, net of federal benefit	31	2
Permanent differences	12	11
Change in valuation allowance	71	(2,088)
Other	10	-
	$1,782	$(1,547)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. As of April 30, 2014 and 2013, the Company had net deferred tax assets of $5.1 million and $6.8 million, respectively, primarily attributable to its net operating loss carryforwards as further described below. At April 30, 2014, the Company has provided a valuation allowance against the entire balance of its net deferred tax assets due to the uncertainty regarding realization. As of April 30, 2013, the Company recorded a valuation allowance against the portion of its deferred tax assets that are more likely than not to be realized.

Significant components of the Company’s deferred tax assets are as follows:
	April 30,	April 30,
(Amounts in thousands)	2014	2013
Deferred tax assets:
Net operating loss, general business credit and AMT carryforwards	$3,767	$5,531
Deferred revenue	85	85
Reserves and accruals	1,142	1,188
Other	95	-
	5,089	6,804
Deferred tax liabilities:
Other	(26)	(52)
Net deferred tax assets before valuation allowance	5,063	6,752
Valuation allowance	(5,063)	(5,197)
Net deferred taxes	$-	$1,555

As of April 30, 2014, the Company has approximately $9.5 million in federal net operating loss carryforwards that will begin to expire in 2020, unless previously utilized. In addition, as of April 30, 2014, the Company has approximately $284,000 in federal research and development credit carryforwards that begin to expire in 2020. The Company also has approximately $237,000 in federal alternative minimum tax credits that can be carried forward indefinitely.

Pursuant to the Tax Reform Act of 1986, Internal Revenue Code Section 382, utilization of the Company’s federal credit and net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period.

The Company and its subsidiaries are subject to federal income tax as well as income tax from state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to April 30, 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

The Company recognizes interest and penalties as a component of income tax expense. There were no interest and penalties for the years ended April 30, 2014 and 2013.

5. RELATED PARTY TRANSACTIONS

During the years ended April 30, 2014 and 2013, revenues from all related party agreements for sales of products and services totaled approximately $11.9 million (52% of total revenue) and $4.2 million (40% of total revenue), respectively. Accounts receivable balances at April 30, 2014 and 2013 were $11,000 and $411,000, respectively, from these customers. Descriptions of the transactions with the Company’s related parties in the years ended April 30, 2014 and 2013 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of April 30, 2014.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third-party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the years ended April 30, 2014 and 2013;
•	There were no accounts receivable balances from BLM at April 30, 2014 and 2013;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $152,000 and $202,000 as of April 30, 2014 and 2013, respectively; and
•	There were no inventory balances held for BLM as of April 30, 2014 and 2013.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia (“STM”), an affiliate of BLM and a related party.

In January 2013, the Company received from STM, an order valued at approximately $11 million for lottery products. Shipments of these products were completed in fiscal 2014 and the related revenue was recognized.

The financial activities and balances related to transactions with STM were as follows:

•
Revenue of approximately $11.7 million recognized on the sale of lottery products and supporting services during the year ended April 30, 2014. Revenue recognized on the performance of contract deliverables and sale of support services totaled approximately $3 million during the year ended April 30, 2013;

•	There was deferred revenue of $10,000 on lottery products and support services as of April 30, 2014, compared to $3.3 million as of April 30, 2013; and
•	There was no accounts receivable balance as of April 30, 2014. Accounts receivable balance from STM totaled $410,000 as of April 30, 2013.

Philippine Gaming Management Corporation

The Company provides lottery products and software development to Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•	Revenues recognized on the sale of lottery products and support services totaled approximately $72,000 during the year ended April 30, 2014, compared to $1.1 million in 2013;
•	There were no deferred revenue balances as of April 30, 2014 and 2013; and
•	There were no accounts receivable balances as of April 30, 2014 and 2013.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery and software products, support services and spare parts.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•	Revenues of $142,000 were recognized on the sale of support services and licensing during the years ended April 30, 2014 and 2013;
•	There were deferred revenue balances of $4,000 on lottery product licensing as of April 30, 2014 and 2013; and
•	Accounts receivable balance was $11,000 as of April 30, 2014, compared to $1,000 as of April 30, 2013.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the years ended April 30, 2014 and 2013, the Company incurred approximately $203,000 and $196,000, respectively.

6. LEASES

On April 12, 2012, the Company entered into an amendment agreement to extend the term of its building lease to November 30, 2015. Effective December 1, 2012, the monthly base rent payment was $13,900 for the first year of the lease and the monthly base rent payments will be $14,400 and $15,000 for years two and three, respectively. The agreement also provides for one month of free rent.

Future minimum lease payments for all operating leases are as follows (in thousands):
For Fiscal Year Ending April 30,	Minimum Lease Payments
2015	$176
2016	105
$281

Rent expense for all operating leases for the years ended April 30, 2014 and 2013 was $174,000 and $170,000, respectively.

7. EMPLOYEE 401(k) PLANS

The Company maintains a 401(k) plan (the “Plan”), qualified under the Internal Revenue Code, in which all eligible employees, as defined in the Internal Revenue Code, may elect to participate. Under the Plan, employees may voluntarily make tax-deferred contributions of up to 15% of their compensation to a trust, which provides the participant with various investment alternatives. In addition, for each fiscal year, the Company, at the discretion of the Board of Directors, may contribute an amount of Company stock with a fair market value that does not exceed 5% of the annual compensation of all participants in the Plan. The Company made no contributions during the years ended April 30, 2014 or 2013. The Company also maintains another 401(k) plan in which long-tenured employees maintain accounts; however, the Company and its employees are no longer contributing to this plan.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values at April 30, 2014 and 2013 due to the short-term maturity of the instruments.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2018. The company is currently evaluating the impact of this update on its consolidated financial statements.

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

Management has conducted, with the involvement of our Principal Executive Officer (and Principal Financial Officer), and our Director of Corporate Affairs, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of April 30, 2014. Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of April 30, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Theodore A. Johnson, 74, has been Chairman of the Board since 1994. He is also Chairman of the Executive Committee, Audit Committee and a member of the Executive Compensation Committee, Nominating Committee and Affiliations Committee. Mr. Johnson served as Director from 1979 to 1993. He has been President and Chief Executive Officer of TJ Ventures, Inc., a venture capital consulting company since 1992. Mr. Johnson also holds directorships in other private corporations, including an applied research organization which is run by the University of Minnesota.

Chan Kien Sing, 58, has been Director since 1993. He is Chairman of the Executive Compensation Committee and Nominating Committee. In addition, Mr. Chan is a member of the Executive Committee. He also serves as Director of Berjaya Group Berhad, a Malaysian holding company since July 1993. In addition, he is an Executive Director of Berjaya Corporation Berhad and Berjaya Sports Toto Berhad, a Director of Berjaya Lottery Management H.K. Limited (“BLM”) and holds directorships in several other subsidiaries in the Berjaya Corporation group of companies.

Martin J. O’Meara, Jr., 85, has been Director since 1979. He is Chairman of the Affiliations Committee and a member of the Audit Committee. Mr. O’Meara, Jr. is presently a retired businessman. Previously he served as President of The Budget Plan, Inc., a privately owned company engaged in the consumer loan business for over five years.

Alain K. Lee, 57, has been Director since 1999. He is a member of the Executive Compensation Committee and Audit Committee. Presently, Mr. Lee serves as a business consultant since 2007. He served as Executive Vice President and Director of Roadhouse Grill, Inc. from 1998 to 2007. He has previously served as a member of the Executive Committee of the Company.

Ooi Lee Meng, 53, has been Director since January 2006. He is a member of the Executive Committee and Nominating Committee. Mr. Ooi holds a directorship in Berjaya-ILTS Ltd. He serves as Senior General Manager (Business Development) of Sports Toto Malaysia Sdn Bhd, a related company of ILTS, since October 2005. Previously he served as Executive Vice President of ILTS from September 2002 to April 2005.

Rayvin Yeong Sheik Tan, 34, became Director of the Company on July 15, 2008. He serves as an Executive Director of the Board of Berjaya Corporation Berhad, a diversified business entity based in Kuala Lumpur, Malaysia, since September 2005. Mr. Tan joined the Berjaya Group of Companies in May 2001 as Senior Manager (Corporate Affairs) of Kota Raya Development Sdn Bhd and Noble Circle Management Sdn Bhd. In addition, he is Chairman of Berjaya Sanhe Real Estate Development Co. Ltd. and Berjaya (China) Great Mall Co. Ltd. He is also a Director of Berjaya Lottery Management (HK) Limited.

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

Executive Officer of the Registrant

Jeffrey M. Johnson, 53, was appointed as President effective January 2007 and has been the Acting Chief Financial Officer since October 2011. He served as Director of Technical Operations and held various positions in the Technical Operations capacity at ILTS for over 20 years.

There are no family relationships among members of our executive officers or our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has an Audit Committee consisting of Messrs. Johnson, O’Meara, Jr. and Lee. The Audit Committee held four meetings during the year.

The responsibilities of the Audit Committee include the appointment, compensation, retention and oversight of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Committee reviews with such auditors the periodic SEC filings, the scope and result of their audit and the result of the auditors’ evaluation of internal controls. During fiscal years 2014 and 2013, all services were pre-approved by the Audit Committee. The Chairman of the Audit Committee reviews and approves all engagement services provided by the Company’s Independent Registered Public Accounting Firm.

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

The following table sets forth, for the fiscal years ended April 30, 2014 and 2013, the compensation earned by the principal executive officer, the principal financial officer of the Company, and one other individual earning in excess of $100,000 during such years (the “Named Executive Officers”).

Summary Compensation Table

Name And		Salary	Bonus	Stock Wards	Option Awards	None-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Jeffrey M. Johnson	2014	$170,000	$21,250	$-	$-	$-	$-	$8,405	(1)	$199,655
President/Acting Chief Financial Officer	2013	$163,000	$10,000	$-	$-	$-	$-	$8,405	(1)	$181,405
Barry Herron	2014	$150,000	$-	$-	$-	$-	$-	$33,000	(2)	$183,000
Director of Sales	2013	$150,000	$-	$-	$-	$-	$-	$35,000	(2)	$185,000
Christopher Ortiz	2014	$122,000	$13,420	$-	$-	$-	$-	$-		$135,420
Manager of Business Development	2013	$120,500	$9,000	$-	$-	$-	$-	$-		$129,000

There were no Company matching contributions to the Named Executive Officers from the 401(k) plan or other Long Term Compensation Awards during the fiscal years 2014 and 2013.

There were no stock options or stock appreciation rights granted to the Named Executive Officers during the fiscal years 2014 and 2013.

(1)	Other compensation of $8,405 represents car allowance perquisites which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such officer.
(2)	Other compensation of $33,000 and $35,000 represent sales commission.

Options Exercised During Fiscal Year Ended April 30, 2014

	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable
Name	(#)	($)	(#)	(#)
Jeffrey M. Johnson	-	-	-	-
Barry Herron	-	-	-	-
Christopher Ortiz	-	-	-	-

Outstanding Equity Awards as of April 30, 2014

	Options awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise date	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested

	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Jeffrey M. Johnson	-	-	-	-	n/a	-	-	-	-
Barry Herron	-	-	-	-	n/a	-	-	-	-
Christopher Ortiz	-	-	-	-	n/a	-	-	-	-

The Company does not have any employment agreements or change in control arrangements with its executive officers.

Compensation of Directors

The following table summarizes the compensation earned by directors for the year ended April 30, 2014.
Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Theodore A. Johnson	$37,000	$-	$-	$-	$-	$-
Chan Kien Sing	$-	$-	$-	$-	$-	$-
Martin J. O'Meara, Jr.	$36,000	$-	$-	$-	$-	$-
Alain K. Lee	$34,250	$-	$-	$-	$-	$-
Ooi Lee Meng	$-	$-	$-	$-	$-	$-
Rayvin Yeong Sheik Tan	$-	$-	$-	$-	$-	$-

During the fiscal year ended April 30, 2014, independent Directors received an annual retainer fee of $4,000 and a fee of $750 for each Board meeting attended. In addition, each committee’s Chairman received an annual retainer of $1,000 for services as Chairman of such committee. Directors who were employees of the affiliates of ILTS’ Parent company, BLM, opted not to receive director remuneration and meeting fees for the year ended April 30, 2014. All Directors are reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance for Board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common shares as of April 30, 2014 by:

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

Title of Class	Name of Directors, Executive Officers and Beneficial Owners	Shares of Common Stock
	Named Executive Officers and Directors:	Number		Percent of Class
Common Stock	Theodore A. Johnson, Chairman of the Board	18,606		*
n/a	Chan Kien Sing, Director	-	(a)
Common Stock	Martin J. O’Meara, Jr., Director	112,091		*
n/a	Alain K. Lee, Director	-
n/a	Ooi Lee Meng, Director	-	(a)
n/a	Rayvin Yeong Sheik Tan, Director	-	(a)
Common Stock	Jeffrey M. Johnson, President/Acting Chief Financial Officer	1,650		*
	All directors and executive officers as a group (7 persons)	132,347		1.0%

	5% Shareholders:
	Berjaya Lottery Management H.K. Limited, a subsidiary of Berjaya Sports Toto Berhad.	9,245,317	(a)	71.32%

(a)	Employees of affiliates of BLM. All three individuals disclaim beneficial ownership of such shares.

BLM’s correspondence address is:
Level 12 (East Wing)
Berjaya Times Square
No.1, Jalan Imbi
55100 Kuala Lumpur, Malaysia.

* Less than one percent of the outstanding common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any securities authorized for issuance under an equity compensation plan. See the discussion under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of page 17 of this report which is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the fiscal years ended April 30, 2014 and 2013, the Company derived revenues from sales of products and services under agreements with four related parties which totaled approximately $11.9 million (52% of total revenue) and $4.2 million (40% of total revenue), respectively. The Company also had outstanding accounts receivable at April 30, 2014 and 2013 of $11,000 and $411,000, respectively, from these related customers. A more detailed description of the transactions with the Company’s related parties in the years ended April 30, 2014 and 2013 are presented in Note 5 entitled “RELATED PARTY TRANSACTIONS” in our Consolidated Financial Statements beginning on page 39 of this report.

Parent Company

As of April 30, 2014, Berjaya Lottery Management (H.K.) Ltd. (“BLM”) owned 71.3% of the total outstanding shares of the Company, and is the Parent company of the Company.

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

The following table sets forth the approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant. CohnReznick LLP was the principal accountant for the years ended April 30, 2014 and 2013.

	Years EndedApril 30,
	2014	2013

Audit Fees	$117,800	$112,000
Audit Related Fees (a)	3,927	5,918
Tax Fees (b)	-	13,050
	$121,727	$130,968

(a) Audit Related Fees in the amount of $3,927 and $5,918 in fiscal 2014 and 2013, respectively, primarily related to the review of the financial information requested by the Parent company’s principal accountant.

(b) The fee in the amount of $13,050 in fiscal 2013 was related to professional services rendered for tax compliance.

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

Dated: July 11, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Theodore A. Johnson Theodore A. Johnson	Chairman of the Board	July 11, 2014
/s/ Martin J. O’Meara, Jr. Martin J. O’Meara, Jr.	Director	July 11, 2014
/s/ Chan Kien Sing Chan Kien Sing	Director	July 11, 2014
/s/ Alain K. Lee Alain K. Lee	Director	July 11, 2014
/s/ Ooi Lee Meng Ooi Lee Meng	Director	July 11, 2014
/s/ Rayvin Yeong Sheik Tan Rayvin Yeong Sheik Tan	Director	July 11, 2014

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.

EXHIBIT 21

SUBSIDIARY OF ILTS                                                                         JURISDICTION OF INCORPORATION

Unisyn Voting Solutions, Inc.  ..........................................................  California, U.S.
2310 Cousteau Court
Vista, CA 92081-8346