Form 10-Q
period 2014-07-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2014-09-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of September 12, 2014 was 12,962,999.

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	July 31,	April 30,
	2014	2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,792	$10,444
Accounts receivable, net of allowance for doubtful accounts of $75	1,788	712
Deferred cost of revenues	19	3
Inventories	1,249	1,398
Other current assets	208	217
Total current assets	13,056	12,774
Equipment, furniture and fixtures, net	589	612
Other noncurrent assets	49	49
Total assets	$13,694	$13,435

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$646	$397
Accrued payroll and related taxes	499	640
Warranty reserves	200	188
Payable to Parent	152	152
Other current liabilities	40	41
Deferred revenues	540	470
Total current liabilities	2,077	1,888
Long-term liabilities	11	11
Total liabilities	2,088	1,899
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(44,764)	(44,834)
Total shareholders' equity	11,606	11,536
Total liabilities and shareholders' equity	$13,694	$13,435

(1) Derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC.

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2014	2013
Revenues:
Sales of products	$2,557	$7,310
Services	316	456
	2,873	7,766
Cost of sales:
Cost of product sales	1,888	5,926
Cost of services	103	131
	1,991	6,057
Gross profit	882	1,709
Research and development expenses	150	-
Selling, general and administrative expenses	657	588
Income from operations	75	1,121

Other income:
Interest and dividend income	-	1
Other	1	-
Income before provision for income taxes	76	1,122
Provision for income taxes	6	452
Net income	$70	$670
Net income per share:
Basic	$0.01	$0.05
Weighted average shares used in computation of net income per share:
Basic	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net income	$70	$670
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	59	46
Warranty reserve expense	23	171
Loss on disposal of equipment	-	25
Deferred income taxes	-	405
Changes in operating assets and liabilities:
Accounts receivable	(1,076)	276
Deferred cost of revenues	(16)	(59)
Inventories	149	621
Other current and noncurrent assets	9	101
Accounts payable	249	(1,115)
Accrued payroll and related taxes	(141)	57
Warranty reserves	(11)	(54)
Other liabilities	(1)	30
Deferred revenues	70	(1,720)
Net cash used in operating activities	(616)	(546)

Cash flows from investing activities:
Additions to equipment, furniture and fixtures	(36)	(79)
Net cash used in investing activities	(36)	(79)

Net decrease in cash and cash equivalents	(652)	(625)
Cash and cash equivalents at beginning of period	10,444	7,259
Cash and cash equivalents at end of period	$9,792	$6,634

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

On January 8, 2014, the Company’s board of directors approved (i) the Company’s reincorporation from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary (the “Reincorporation”) and (ii) a subsequent amendment to the surviving company’s certificate of incorporation to effect a 9,245,317-for-1 reverse stock split (the “Reverse Stock Split”) on outstanding shares of common stock. On January 8, 2014, BLM, the holder of 9,245,317 shares of the Company’s common stock, representing 71.3% of the Company’s outstanding shares of common stock as of that date, approved the Reincorporation and Reverse Stock Split by written consent. Each shareholder holding less than one full share of common stock following the Reverse Stock Split, being every shareholder of the Company other than BLM, will receive a cash payment from the Company for their fractional share interests equal to $1.33 in cash, without interest, for each share of common stock held by such shareholder immediately prior to the Reverse Stock Split. The Reincorporation and the Reverse Stock Split will be effected on or about the date 20 calendar days following the date on which the Company’s Information Statement on Schedule 14C (the “Information Statement”) relating to the Reincorporation and Reverse Stock Split is mailed to the Company’s shareholders. A preliminary Information Statement has been filed with the SEC and currently remains under review. The transactions are expected to be consummated in the fourth quarter of calendar year 2014, and the Company will thereafter promptly terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC on July 11, 2014. The condensed consolidated balance sheet as of April 30, 2014 has been derived from the audited financial statements included in the Form 10-K for that year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Actual results could differ from those estimates. Estimates may affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities.

Deferred Revenues

Deferred revenues of approximately $540,000 as of July 31, 2014 represent prepayments for products and services related to the use of the OpenElect® and PBC voting systems, and other software and technical support services. The Company will recognize the revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

The Company estimates the warranty costs that may be incurred and records a liability as the products are shipped and revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the three months ended July 31, 2014 is as follows:

(Amounts in thousands)
Balance at May 1, 2014	$188
Additional reserves	23
Charges incurred	(11)
Balance at July 31, 2014	$200

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

The provision for income taxes was $6,000 for the three months ended July 31, 2014, compared to $452,000 in the same period in 2013. The effective rate was 8.09% for 2014, compared to 40.3% for 2013. The significant variance was due to reversal of a portion of the valuation allowance and recording of a deferred tax asset in 2013.

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended July 31, 2014
	Gaming Business	Voting Business	Totals
Total revenues	$278	$2,595	$2,873
(Loss) income from operations	(759)	834	75
Depreciation and amortization	39	20	59
Segment assets	10,494	3,200	13,694

	As of and for the Three Months Ended July 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$6,870	$896	$7,766
Income from operations	1,011	110	1,121
Depreciation and amortization	26	20	46
Segment assets	13,237	1,636	14,873

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	July 31,	April 30,
	2014	2014
(Amounts in thousands)
Raw materials and subassemblies	$1,222	$1,082
Work-in-process	5	13
Finished goods	22	303
	$1,249	$1,398

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:
	July 31,	April 30,
	2014	2014
(Amounts in thousands)
Plant and machinery	$690	$662
Computer equipment	1,803	1,741
Leasehold improvement	201	201
Furniture, fixtures and equipment	96	96
Construction in progress	20	85
	2,810	2,785
Accumulated depreciation and amortization	(2,221)	(2,173)
Net equipment, furniture and fixtures	$589	$612

Net Income per Share

Basic net income per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:

Three Months Ended
	July 31, 2014	July 31, 2013
Revenue:
From unrelated customers	Three customers from the voting segment accounted for 85% of total revenue.	One customer from the gaming segment accounted for 86% of total revenue.

From related customers	No individual customer accounted for more than 10% of total revenue.	No individual customer accounted for more than 10% of total revenue.

Related Party Transactions

During the three months ended July 31, 2014 and 2013, revenues from all related party transactions for the sales of products and services totaled approximately $262,000 (9% of total revenue) and $163,000 (2% of total revenue), respectively. Included in accounts receivable at July 31, 2014 was approximately $110,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three months ended July 31, 2014 and 2013 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of July 31, 2014.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three months ended July 31, 2014 and 2013;
•	There were no accounts receivable balances from BLM as of July 31, 2014 and April 30, 2014;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $152,000 as of both July 31, 2014 and April 30, 2014; and
•	There were no inventory balances held for BLM as of July 31, 2014 and April 30, 2014.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia Sdn. Bhd. (“STM”), an affiliate of BLM and a related party.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues recognized on the sale of support services and lottery products during the three months ended July 31, 2014 were approximately $184,000. For the three months ended July 31, 2013, revenue recognized on the support services was $122,000;

•	There was deferred revenue of $8,000 on software support services and lottery products as of July 31, 2014, compared to $10,000 as of April 30, 2014; and
•	Accounts receivable totaled $57,000 as of July 31, 2014. There was no accounts receivable balance as of April 30, 2014.

Philippine Gaming Management Corporation

The Company provides lottery products and software development to Philippine Gaming Management Corporation (“PGMC”), a related party and a subsidiary of BLM.

In addition, the Company provides PGMC with terminal spare parts on an ongoing basis and support services on an as-needed basis.

The financial activities and balances related to transactions with PGMC were as follows:

•	Revenues recognized on the sale of lottery products during the three months ended July 31, 2014 and 2013 totaled $42,000 and $5,000, respectively;
•	There were no deferred revenue balances as of July 31, 2014 and April 30, 2014; and
•	Accounts receivable balance was $42,000 as of July 31, 2014. There was no accounts receivable balance as of April 30, 2014.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•	Revenues recognized on the sale of support services and licensing during the three months ended July 31, 2014 and 2013 totaled $35,000 and $36,000, respectively;
•	There was no deferred revenue balance as of July 31, 2014. Deferred revenue balance on lottery product licensing totaled $4,000 as of April 30, 2014; and
•	Accounts receivable balances were $11,000 as of July 31, 2014 and April 30, 2014.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three months ended July 31, 2014 and 2013, the Company incurred services of approximately $68,000 and $51,000, respectively, which are shown as part of cost of sales.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of July 31, 2014 and April 30, 2014 due to the short-term maturity of the instruments.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates, judgments and assumptions that we believe are reasonable. We base our estimates on historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Estimates affect the reported amounts and related disclosures. Actual results may differ from initial estimates. There have been no material changes to the critical accounting policies outlined in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2014.

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

RESULTS OF OPERATIONS

Revenue Analysis

(Amounts in thousands)	Three Months Ended
Revenues	July 31, 2014	July 31, 2013	Change
Products:
Contracts	$2,152	$7,098	$(4,946)
Spares	164	28	136
Licensing	241	184	57
Total Products	2,557	7,310	(4,753)
Services:
Software Support	285	221	64
Product Servicing and Support	31	235	(204)
Total Services	316	456	(140)
	$2,873	$7,766	$(4,893)

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

Contract revenue for the three months ended July 31, 2014 was approximately $2.2 million, compared to $7.1 million for the corresponding period in 2013. Significantly lower contract revenue was primarily due to completion of hardware component sales related to the gaming segment during the first quarter in 2013. The decrease was partially offset by increased sales related to the voting segment.

Spares revenue for the three months ended July 31, 2014 was $164,000, compared to $28,000 for the same period in 2013. The increase was primarily due to higher demand for spare parts. Customers' demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended July 31, 2014 was $241,000, compared to $184,000 in 2013. The increase in licensing revenue was primarily due to additional executed licensing agreements related to the voting segment. We derive licensing revenue from both gaming and voting contracts.

Software support revenue for the three months ended July 31, 2014 was $285,000, compared to $221,000 for the same period in 2013. Higher software support revenue was primarily due to increased fees from the software support in the gaming segment.

Product servicing and support revenue for the three months ended July 31, 2014 was $31,000, compared to $235,000 for the same period in 2013. The decrease was primarily due to lower demand for support services compared to prior fiscal year.

Related party revenue of approximately $262,000 accounted for 9% of total revenue in the three months ended July 31, 2014, compared to $163,000 or 2% of total revenue in the corresponding period in 2013.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended
	July 31,		July 31,
(Amounts in thousands)	2014		2013
Revenues:
Products	$2,557	89%	$7,310	94%
Services	316	11%	456	6%
Total revenues	$2,873	100%	$7,766	100%

Cost of sales:
Products	$1,888	66%	$5,926	76%
Services	103	4%	131	2%
Total costs of sales	$1,991	70%	$6,057	78%

Gross profit:
Products	$669	23%	$1,384	18%
Services	213	7%	325	4%
Total gross profit	$882	30%	$1,709	22%

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

Overall gross profit margin was 30% for the three months ended July 31, 2014, compared to 22% for the corresponding period in 2013. Higher gross profit margin in 2014 was primarily due to lower cost structures compared to the corresponding period in 2013.

Research and Development Expenses

We incurred $150,000 in research and development ("R&D") expenses for the three months ended July 31, 2014. We did not incur any R&D expenses for the same period in 2013. R&D expenses consisted primarily of labor costs for the development of new products in the gaming segment.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 2014 were $657,000, compared to $588,000 in the same period in 2013. Higher SG&A expenses in 2014 were primarily due to increased marketing, employee related and trade show expenses.

Income Tax Provision

The provision for income taxes was $6,000 for the three months ended July 31, 2014, compared to $452,000 in the same period in 2013. The effective rate was 8.09% for 2014, compared to 40.3% for 2013. The significant variance was due to reversal of a portion of the valuation allowance and recording of a deferred tax asset in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of July 31, 2014 was approximately $11 million.

Contract backlog as of July 31, 2014 was $644,000. Contract backlog is primarily related to voting contracts with unrelated customers. As of July 31, 2014, $215,000 of the contract backlog has been paid by customers.

Additional sources of cash through July 31, 2015 are expected to be derived from spares, software and technical support and licensing revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through July 31, 2015, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least July 31, 2015. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Three Months Ended
	July 31,	July 31,	Increase
	2014	2013	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(616)	$(546)	$(70)
Investing activities	(36)	(79)	43
Net decrease in cash and cash equivalents	$(652)	$(625)	$(27)

Cash Flow Analysis

Net cash used in operating activities was $616,000 for the three months ended July 31, 2014, compared to $546,000 in 2013. The principal component of the change in cash flow from operations was an increase in accounts receivable. This was partially offset by an increase in accounts payable and a decrease in inventory reflecting shipments to customers.

Net cash used in investing activities was $36,000 for the three months ended July 31, 2014, compared to $79,000 in 2013. Lower capital expenditures incurred in 2014 attributed to the decrease in net cash used in investing activities.

There were no financing activities during the three months ended July 31, 2014 or 2013.

Capital Resources

As of July 31, 2014, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings, and no such action by or, to the best of its knowledge, against the Company has been threatened as of the date of this report.
ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors relating to our business as disclosed in our Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC on July 11, 2014.

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

Dated: September 12, 2014		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)