Form 10-Q
period 2014-10-31
INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS INC
filed 2014-12-12
CIK 354813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of December 12, 2014 was 12,962,999.

EXHIBIT 31
EXHIBIT 32

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	October 31,	April 30,
	2014	2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,320	$10,444
Accounts receivable, net of allowance for doubtful accounts of $75	219	712
Costs and estimated earnings in excess of billings on uncompleted contracts	17	-
Deferred cost of revenues	3	3
Inventories	1,700	1,398
Other current assets	409	217
Total current assets	12,668	12,774
Equipment, furniture and fixtures, net	547	612
Other noncurrent assets	49	49
Total assets	$13,264	$13,435

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$839	$397
Accrued payroll and related taxes	442	640
Warranty reserves	97	188
Payable to Parent	152	152
Other current liabilities	248	41
Deferred revenues	463	470
Total current liabilities	2,241	1,888
Long-term liabilities	10	11
Total liabilities	2,251	1,899
Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value; 20,000 shares authorized; no shares issued or outstanding	-	-
Common shares, no par value; 50,000 shares authorized; 12,963 shares issued and outstanding	56,370	56,370
Accumulated deficit	(45,357)	(44,834)
Total shareholders' equity	11,013	11,536
Total liabilities and shareholders' equity	$13,264	$13,435

(1) Derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 filed with the SEC.

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues:
Sales of products	$740	$8,715	$3,297	$16,025
Services	363	259	679	715
	1,103	8,974	3,976	16,740
Cost of sales:
Cost of product sales	812	4,820	2,700	10,746
Cost of services	79	107	182	238
	891	4,927	2,882	10,984
Gross profit	212	4,047	1,094	5,756
Research and development expenses	162	-	312	-
Selling, general and administrative expenses	646	836	1,303	1,424
(Loss) income from operations	(596)	3,211	(521)	4,332

Other income:
Interest and dividend income	-	-	-	1
Other	-	-	1	-
(Loss) income before (benefit) provision for income taxes	(596)	3,211	(520)	4,333
(Benefit) provision for income taxes	(3)	1,247	3	1,699
Net (loss) income	$(593)	$1,964	$(523)	$2,634

Net (loss) income per share:
Basic
	$(0.05)	$0.15	$(0.04)	$0.20

Weighted average shares used in computation of net (loss) income per share:
Basic	12,963	12,963	12,963	12,963

See notes to condensed consolidated financial statements

INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(523)	$2,634
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	113	95
Warranty (adjustment) reserve expense	(63)	260
Loss on disposal of equipment	-	25
Deferred income taxes	-	1,521
Changes in operating assets and liabilities:
Accounts receivable	493	(1,084)
Costs and estimated earnings in excess of billings on uncompleted contracts	(17)	-
Deferred cost of revenues	-	130
Inventories	(302)	1,468
Other current and noncurrent assets	(192)	185
Accounts payable	442	(1,438)
Accrued payroll and related taxes	(198)	7
Warranty reserves	(28)	(61)
Other liabilities	206	88
Deferred revenues	(7)	(4,199)
Net cash used in operating activities	(76)	(369)

Cash flows from investing activities:
Proceeds from redemption of certificates of deposit	-	747
Additions to equipment, furniture and fixtures	(48)	(93)
Net cash (used in) provided by investing activities	(48)	654

Net (decrease) increase in cash and cash equivalents	(124)	285
Cash and cash equivalents at beginning of period	10,444	7,259
Cash and cash equivalents at end of period	$10,320	$7,544

Supplemental cash flow information:
Cash paid for income taxes	$10	$73

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

On January 8, 2014, the Company’s board of directors approved (i) the Company’s reincorporation from California to Delaware by means of a merger with and into a wholly-owned Delaware subsidiary (the “Reincorporation”) and (ii) a subsequent amendment to the surviving company’s certificate of incorporation to effect a 9,245,317-for-1 reverse stock split (the “Reverse Stock Split”) on outstanding shares of common stock. On January 8, 2014, BLM, the holder of 9,245,317 shares of the Company’s common stock, representing 71.3% of the Company’s outstanding shares of common stock as of that date, approved the Reincorporation and Reverse Stock Split by written consent. Each shareholder holding less than one full share of common stock following the Reverse Stock Split, being every shareholder of the Company other than BLM, will receive a cash payment from the Company for their fractional share interests equal to $1.33 in cash, without interest, for each share of common stock held by such shareholder immediately prior to the Reverse Stock Split. The Reincorporation and the Reverse Stock Split will be effected on or about the date 20 calendar days following the date on which the Company’s Information Statement on Schedule 14C (the “Information Statement”) relating to the Reincorporation and Reverse Stock Split is mailed to the Company’s shareholders. The definitive Information Statement was mailed to shareholders on December 9, 2014. The transactions are expected to be consummated at the end of calendar year 2014, and the Company will thereafter promptly terminate its registration and reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Deferred Revenues

Deferred revenues of approximately $463,000 as of October 31, 2014 represent prepayments for products and services related to the use of the OpenElect® and PBC voting systems, and other software and technical support services. The Company will recognize the revenues upon the fulfillment of the prescribed criteria for revenue recognition.

Warranty Reserves

Estimated warranty costs are accrued as revenues are recognized. Included in the warranty cost accruals are costs for basic warranties on products sold. A summary of product warranty reserve activity for the six months ended October 31, 2014 is as follows:

(Amounts in thousands)
Balance at May 1, 2014	$188
Additional reserves	32
Warranty reserve expense adjustments	(95)
Charges incurred	(28)
Balance at October 31, 2014	$97

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

The benefit for income taxes was $3,000 for the three months ended October 31, 2014, and the provision for income taxes was $3,000 for the six months ended October 31, 2014. The provisions for income taxes were approximately $1.2 million and $1.7 million for the three and six months ended October 31, 2013, respectively. The effective rate was minimal for 2014, compared to 39.22% for 2013. The significant variance was due to the reestablishment of a full valuation allowance recorded against the deferred tax assets in 2013.

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

The Company’s segment information is presented below (in thousands):

	As of and for the Three Months Ended October 31, 2014
	Gaming Business	Voting Business	Totals
Total revenues	$307	$796	$1,103
Loss from operations	(584)	(12)	(596)
Depreciation and amortization	32	22	54
Segment assets	11,171	2,093	13,264

	As of and for the Three Months Ended October 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$8,661	$313	$8,974
Income (loss) from operations	3,707	(496)	3,211
Depreciation and amortization	29	20	49
Segment assets	12,463	1,662	14,125

	As of and for the Six Months Ended October 31, 2014
	Gaming Business	Voting Business	Totals
Total revenues	$585	$3,391	$3,976
(Loss) income from operations	(1,343)	822	(521)
Depreciation and amortization	71	42	113
Segment assets	11,171	2,093	13,264

	As of and for the Six Months Ended October 31, 2013
	Gaming Business	Voting Business	Totals
Total revenues	$15,531	$1,209	$16,740
Income (loss) from operations	4,718	(386)	4,332
Depreciation and amortization	55	40	95
Segment assets	12,463	1,662	14,125

Inventories

Inventories are stated at the lower of cost or the current estimated market values. Cost is determined using the first-in, first-out method.

Inventories consisted of the following:
	October 31,	April 30,
	2014	2014
(Amounts in thousands)
Raw materials and subassemblies	$856	$1,082
Work-in-process	142	13
Finished goods	702	303
	$1,700	$1,398

Equipment, Furniture and Fixtures

Net equipment, furniture and fixtures consisted of the following:
	October 31,	April 30,
	2014	2014
(Amounts in thousands)
Plant and machinery	$714	$662
Computer equipment	1,812	1,741
Leasehold improvement	201	201
Furniture, fixtures and equipment	96	96
Construction in progress	-	85
	2,823	2,785
Accumulated depreciation and amortization	(2,276)	(2,173)
Net equipment, furniture and fixtures	$547	$612

Net (Loss) Income per Share

Basic net (loss) income per share is based on the weighted average number of shares outstanding during the periods.

Major Customers

The following table summarizes major customers who individually accounted for more than 10% of revenues for the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenue:
From unrelated customers	One customer from the voting segment accounted for more than 43% of total revenue	No individual customer accounted for more than 10% of total revenue	Two customers from the voting segment accounted for 68% of total revenue or 47% and 21% individually	One customer from the gaming segment accounted for 40% of total revenue

From related customers	One customer from the gaming segment accounted for 17% of total revenue	One customer from the gaming segment accounted for 95% of total revenue	No individual customer accounted for more than 10% of total revenue	One customer from the gaming segment accounted for 52% of total revenue

Related Party Transactions

During the three months ended October 31, 2014 and 2013, revenues from all related party transactions for the sales of products and services totaled approximately $288,000 (26% of total revenue) and $8.6 million (96% of total revenue), respectively. Related party revenues for the six months ended October 31, 2014 and 2013 were approximately $549,000 (14% of total revenue) and $8.8 million (53% of total revenue), respectively. Included in accounts receivable at October 31, 2014 was $82,000 from these customers. Descriptions of the transactions with the Company’s related parties in the three and six months ended October 31, 2014 and 2013 are presented below.

Berjaya Lottery Management (H.K.) Ltd.

In 1996, the Company entered into an agreement to purchase specific inventory on behalf of Berjaya Lottery Management (H.K.) Ltd. (“BLM”), the owner of 71.3% of ILTS’s outstanding voting stock as of October 31, 2014.

Over time, the Company has sold or used portions of the BLM inventory in unrelated third party transactions. The sale or use of the inventory resulted in a liability to BLM for the cost of the items utilized.

The financial activities and balances related to BLM were as follows:

•	There were no related party sales to BLM in the three and six months ended October 31, 2014 and 2013;
•	There were no accounts receivable balances from BLM as of October 31, 2014 and April 30, 2014;
•	Liabilities to BLM arising from the sale or use of the BLM inventory, recorded as “Payable to Parent,” were $152,000 as of both October 31, 2014 and April 30, 2014; and
•	There were no inventory balances held for BLM as of October 31, 2014 and April 30, 2014.

Sports Toto Malaysia Sdn. Bhd.

The Company provides lottery products, software development and software support services to Sports Toto Malaysia Sdn. Bhd. (“STM”), an affiliate of BLM and a related party.

The financial activities and balances related to transactions with STM were as follows:

•
Revenues of $187,000 and $371,000 were recognized on the sale of support services and lottery products during the three and six months ended October 31, 2014, respectively. For the three and six months ended October 31, 2013, revenues recognized on the sale of lottery products and support services totaled approximately $8.5 million and $8.7 million, respectively;

•	There was deferred revenue of $4,000 on software support services as of October 31, 2014, compared to $10,000 as of April 30, 2014; and
•	Accounts receivable totaled $16,000 as of October 31, 2014. There was no accounts receivable balance as of April 30, 2014.

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

The financial activities and balances related to transactions with PGMC were as follows:

•
Revenues recognized on the sale of lottery products during the three and six months ended October 31, 2014 totaled approximately $61,000 and $103,000, respectively. Revenues of $61,000 and $65,000 were recognized on the sale of lottery products during the three and six months ended October 31, 2013, respectively;

•	There were no deferred revenue balances as of October 31, 2014 and April 30, 2014; and
•	Accounts receivable balance was $61,000 as of October 31, 2014. There was no accounts receivable balance as of April 30, 2014.

Natural Avenue Sdn. Bhd.

The Company provides Natural Avenue Sdn. Bhd. (“Natural Avenue”), an affiliate of BLM and a related party, with lottery products and support services.

The financial activities and balances related to transactions with Natural Avenue were as follows:

•
Revenues recognized on the sale of support services and licensing during the three and six months ended October 31, 2014 were $40,000 and $75,000, respectively. Revenues of $35,000 and $71,000 were recognized on the sale of support services and licensing during the three and six months ended October 31, 2013, respectively;

•	There was deferred revenue of $11,000 as of October 31, 2014. Deferred revenue balance on lottery product licensing totaled $4,000 as of April 30, 2014; and
•	Accounts receivable balance was $5,000 as of October 31, 2014, compared to $11,000 as of April 30, 2014.

Sports Toto Computers Sdn. Bhd.

The Company engages Sports Toto Computers Sdn. Bhd. (“STC”), a related party, to provide consulting, programming and other related services to the Company.

During the three and six months ended October 31, 2014, the Company incurred $68,000 and $136,000, respectively for the consulting and programming services STC provided. During the three and six months ended October 31, 2013, the Company incurred programming services of $51,000 and $101,000, respectively.

Fair Value of Financial Instruments

The Company’s material financial instruments consist of its cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and related party payables. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of October 31, 2014 and April 30, 2014 due to the short-term maturity of the instruments.

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

RESULTS OF OPERATIONS

Revenue Analysis	Three Months Ended			Six Months Ended
(Amounts in thousands)	October 31,			October 31,
Revenues	2014	2013	Change	2014	2013	Change
Products:
Contracts	$386	$8,450	$(8,064)	$2,538	$15,548	$(13,010)
Spares	135	171	(36)	299	199	100
Licensing	219	94	125	460	278	182
Total Products	740	8,715	(7,975)	3,297	16,025	(12,728)
Services:
Software Support	285	219	66	570	440	130
Product Servicing and Support	78	40	38	109	275	(166)
Total Services	363	259	104	679	715	(36)
	$1,103	$8,974	$(7,871)	$3,976	$16,740	$(12,764)

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

Contract revenue for the three months ended October 31, 2014 was $386,000, compared to $8.5 million for the corresponding period in 2013. For the six months ended October 31, 2014, contract revenue was approximately $2.5 million, compared to $15.5 million for the corresponding period in 2013. Significantly lower contract revenues were primarily due to the completion of lottery product and hardware component sales related to the gaming segment in 2013. The decrease was partially offset by increased contract activities for the voting segment.

Spares revenue for the three months ended October 31, 2014 was $135,000, compared to $171,000 for the same period in 2013. The decrease was primarily due to lower demand for spare parts from a customer in the gaming segment. Spares revenue for the six months ended October 31, 2014 was $299,000, compared to $199,000 for the corresponding period in 2013. The increase was primarily due to higher demand for spare parts from customers in the gaming and voting segments. Customers' demand for spare parts fluctuates from period to period.

Licensing revenue for the three months ended October 31, 2014 was $219,000, compared to $94,000 in 2013. For the six months ended October 31, 2014, licensing revenue was $460,000, compared to $278,000 for the corresponding period in 2013. The increase in licensing revenue was primarily due to additional executed licensing agreements related to the voting segment. We derive licensing revenue from both voting and lottery contracts.

Software support revenue for the three months ended October 31, 2014 was $285,000, compared to $219,000 for the same period in 2013. For the six months ended October 31, 2014, software support revenue was $570,000, compared to $440,000 in the same period in 2013. The increases were primarily due to higher fees charged to a customer in the gaming segment.

Product servicing and support revenue for the three months ended October 31, 2014 was $78,000, compared to $40,000 for the corresponding period in 2013. The increase was primarily due to higher demand of support services from customers in the voting segment. For the six months ended October 31, 2014, product servicing and support revenue was $109,000, compared to $275,000 for the same period in 2013. The decrease was primarily due to lower demand for support services compared to prior fiscal year.

Related party revenue of $288,000 accounted for 26% of total revenue in the three months ended October 31, 2014, compared to $8.6 million or 96% of total revenue in the corresponding period in 2013. For the six months ended October 31, 2014, related party revenue of $549,000 accounted for 14% of total revenue, compared to $8.8 million or 53% of total revenue in the corresponding period in 2013.

Cost of Sales and Gross Profit Analysis

The following table summarizes the cost of sales and gross profit margins as a percentage of total revenues for each of the periods shown:

	Three Months Ended October 31,				Six Months Ended October 31,
(Amounts in thousands)	2014		2013		2014		2013
Revenues:
Products	$740	67%	$8,715	97%	$3,297	83%	$16,025	96%
Services	363	33%	259	3%	679	17%	715	4%
Total revenues	$1,103	100%	$8,974	100%	$3,976	100%	$16,740	100%

Cost of sales:
Products	$812	74%	$4,820	54%	$2,700	68%	$10,746	64%
Services	79	7%	107	1%	182	4%	238	1%
Total costs of sales	$891	81%	$4,927	55%	$2,882	72%	$10,984	65%

Gross profit (loss):
Products	$(72)	(7%)	$3,895	43%	$597	15%	$5,279	32%
Services	284	26%	152	2%	497	13%	477	3%
Total gross profit	$212	19%	$4,047	45%	$1,094	28%	$5,756	35%

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

Overall gross profit margin was 19% for the three months ended October 31, 2014, compared to 45% for the corresponding period in 2013. For the six months ended October 31, 2014, overall gross profit margin was 28% compared to 35% for the corresponding period in 2013. The reductions in gross profit margin in 2014 were primarily due to substantially lower sales volume with unabsorbed production overhead costs compared to the prior fiscal year. Increased licensing revenues in 2014 partially offset the lower gross profit margins.

Research and Development Expenses

We incurred $162,000 and $312,000 in research and development ("R&D") expenses for the three and six months ended October 31, 2014, respectively. We did not incur any R&D expenses for the corresponding periods in 2013. R&D expenses consisted primarily of labor costs for the development of new products in the gaming segment.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three months ended October 31, 2014 were $646,000, compared to $836,000 in the same period in 2013. For the six months ended October 31, 2014, SG&A expenses were $1.3 million, compared to $1.4 million for the corresponding period in 2013. Lower SG&A expenses in 2014 were primarily due to decreased consulting and legal fees, and employee related expenses, partially offset by higher trade show expenses for both the gaming and voting segments.

Income Tax Provision

The benefit for income taxes was $3,000 for the three months ended October 31, 2014, and the provision for income taxes was $3,000 for the six months ended October 31, 2014. The provisions for income taxes were approximately $1.2 million and $1.7 million for the three and six months ended October 31, 2013, respectively. The effective rate was minimal for 2014, compared to 39.22% for 2013. The significant variance was due to the reestablishment of a full valuation allowance recorded against the deferred tax assets in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our net working capital as of October 31, 2014 was approximately $10.4 million.

Contract backlog as of October 31, 2014 was $212,000. Contract backlog is related to a voting contract and has been paid by the customer.

Additional sources of cash through October 31, 2015 are expected to be derived from spares, software and technical support and licensing revenues. Uses of cash are expected to be for normal operating expenses and costs associated with contract deliverables.

While we anticipate that we will be successful in obtaining additional product or service contracts to enable us to continue normal operations through October 31, 2015, there can be no assurance that we will be able to acquire new contracts.

In the highly competitive industries in which we operate, operating results may fluctuate significantly from period to period. We anticipate that our cash flows from operations, expected contract payments and available cash will be sufficient to enable us to meet our liquidity needs through at least October 31, 2015. Although we are not aware of any particular trends, in the event that we are unable to secure new business, we may experience reduced liquidity or insufficient cash flows.

The following table summarizes our cash flow activities:

	Six Months Ended
	October 31,	October 31,	Increase
	2014	2013	(Decrease)
(Amounts in thousands)
Condensed cash flow comparative:
Operating activities	$(76)	$(369)	$293
Investing activities	(48)	654	(702)
Net (decrease) increase in cash and cash equivalents	$(124)	$285	$(409)

Cash Flow Analysis

Net cash used in operating activities was approximately $76,000 for the six months ended October 31, 2014, compared to $369,000 for the six months ended October 31, 2013. The decrease in net cash used in operating activities for the six months ended October 31, 2014 compared to the six months ended October 31, 2013 was primarily due to decreased cash expenses resulting from limited contract activities. Our operating cash flow is typically impacted by sales volume, collections of accounts receivable, and cash expenses.

Net cash used in investing activities was $48,000 for the six months ended October 31, 2014, compared to net cash provided by investing activities of $654,000 for the six months ended October 31, 2013. The decrease in net cash flow from investments was primarily due to the redemption of the matured certificates of deposit in 2013. The decrease was partially offset by lower capital expenditures incurred in 2014.

There were no financing activities during the six months ended October 31, 2014 or 2013.

Capital Resources

As of October 31, 2014, we did not have outstanding credit facilities.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: December 12, 2014		INTERNATIONAL LOTTERY & TOTALIZATOR SYSTEMS, INC.
	/s/	Jeffrey M. Johnson Jeffrey M. Johnson President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)